Form 10-Q
period 2022-03-31
Monterey Capital Acquisition Corp
filed 2022-06-24
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Monterey Capital Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	001-41389	87-2898342
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

419 Webster Street Monterey, California 93940	93940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (831) 649-7388

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one redeemable Warrant	MCACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	MCAC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	MCACW	The Nasdaq Stock Market LLC
Rights, each right receives one-tenth of one share of Class A common stock	MCACR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 24, 2022, 9,338,000 Class A common stock, par value $0.0001 per share, and 2,300,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTEREY CAPITAL ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$9,844	$5,056
Deferred offering costs	513,972	329,606
Total assets	$523,816	$334,662

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$212,536	$240,193
Accrued expenses	9,190	9,358
Promissory note – related party	324,000	80,000
Total current liabilities	545,726	329,551

Commitments and Contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,300,000 shares issued and outstanding (1)	230	230
Additional paid-in capital	24,770	24,770
Accumulated deficit	(46,910)	(19,889)
Total stockholders’ equity (deficit)	(21,910)	5,111
Total Liabilities and Stockholders’ Equity (Deficit)	$523,816	$334,662
(1)	Includes an aggregate of up to 300,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 7). On May 10, 2022, the Sponsor (as defined below) surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor continuing to hold 2,300,000 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the share surrender (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

General and administrative expenses	$27,021
Net loss	$(27,021)

Weighted average shares outstanding of Class A common stock subject to possible redemption (1)	2,000,000

Basic and diluted net loss per share	$(0.01)

(1)	Excludes an aggregate of up to 300,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 7). On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor continuing to hold 2,300,000 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the share surrender (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock					Total
	Class B			Additional		Stockholders’
	Common Shares			Paid-in	Accumulated	Equity
	Shares		Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	$2,300,000		$230	$24,770	$(19,889)	$5,111
Net loss	—		—	—	(27,021)	(27,021)
Balance – March 31, 2022	$2,300,000	(1)	$230	$24,770	$(46,910)	$(21,910)
(1)	Includes an aggregate of up to 300,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 7). On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor continuing to hold 2,300,000 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the share surrender (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(27,021)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued expenses	(168)
Net cash used in operating activities	(27,189)

Cash Flows from Financing Activities:
Proceeds from promissory note	244,000
Payment of deferred offering costs	(212,023)
Net cash provided by financing activities	31,977

Net Change in Cash	4,788
Cash – beginning of period	5,056
Cash – end of period	$9,844

Non-cash financing activities:
Offering costs included in accrued offering costs	$27,657

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and going concern

Monterey Capital Acquisition Corporation (the “Company”) is a blank check company incorporated as a Delaware company on September 23, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). The Company may pursue a business combination opportunity in any business or industry and intends to target businesses with enterprise values of approximately $250 million to $1 billion except for any entity with its principal business operations in China (including Hong Kong and Macau). The Company plans to initially target companies in the clean transition economy.

The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Monterrey Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s initial public offering (the “IPO” or “Initial Public Offering”) was declared effective on May 10, 2022. On May 13, 2022 (the “IPO date”), the “Company consummated its IPO of 9,200,000 units (“Units”), including 1,200,000 Units resulting from the full exercise by the underwriters of their over-allotment option. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Common Stock”), one redeemable warrant exercisable into one share of Common Stock at an exercise price of $11.50 per share (“Public Warrant”) and one right to receive one-tenth (1/10) of one share of Common Stock upon consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $92,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,040,000 warrants (“Placement Warrants”) to the Sponsor at a price of $1.00 per Placement Warrant, generating total proceeds of $3,040,000, which is described in Note 4.

Transaction costs amounted to $1,812,050, consisting of $920,000 of underwriting fees and $892,050 of other offering costs. In addition, the Company has accrued underwriting fees of $3,680,000 that will be paid only if a business combination is entered into. At the IPO date, cash of $923,563 was held outside of the Trust Account (as defined below) and was available for the payment of the Note (see Note 5), payment of accrued offering costs and for working capital purposes.

At the IPO date, the Sponsor also sold to the group of ten qualified institutional buyers and institutional accredited investors, which are not affiliated with the Company (the “Anchor Investors”), a total of 600,000 of Founders shares (“Transferred Units”) at their original purchase price of approximately $0.009, as compensation for their commitment to purchase the Units sold in the IPO. Overall, the Anchor Investors purchased 9,108,000 Units in the Initial Public Offering at the offering price of $10.00 under separate investment agreements. The excess of the fair value of the Transferred Units above the purchase price was determined to be a contribution from the Sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated to the Units and charged to stockholders’ equity upon the completion of the IPO.

In addition, in conjunction with this Initial Public Offering, The Company issued to the underwriter 138,000 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under ASC 718, Stock compensation, is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $622,882.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”).The funds placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

In connection with any proposed initial business combination, the Company will either (1) seek stockholder approval of such initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein.

If the Company determines to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether the Company will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If the Company determines to allow stockholders to sell their shares to the Company in a tender offer, it will file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination.

If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and the Company does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this Initial Public Offering, referred to as excess shares. However, the Company’s stockholders will not be restricted to vote all of their shares (including excess shares) for or against the initial business combination. Additionally, such stockholders will not receive redemption distributions with respect to the excess shares if the Company completes the initial business combination.

The Company’s sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete a business combination within 12 months (or if the Company decides to extend the period of time to complete the initial business combination up to two times by an additional three months each time, at $0.10 per unit per extension, for a total of $0.20 per unit in the aggregate in trust, within 18 months) from the closing of the Initial Public Offering (the “Combination Period”) unless the Company provides its public stockholders with the opportunity to convert their shares of common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

If the Company is unable to complete its initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company cannot assure you that it will have funds sufficient to pay or provide for all creditors’ claims.

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of March 31, 2022, the Company had $9,844 in cash. At the IPO date, cash of $923,563 was held outside of the Trust Account and was available for the payment of the Note (see Note 5), payment of accrued offering costs and for working capital purposes.

These proceeds held outside of the Trust Account subsequent to the closing of the IPO may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the IPO and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent increases in inflation in the United States and elsewhere may lead to national, regional and international economic disruptions, any of which could affect the Company’s ability to consummate a Business Combination. In addition, the Company’s ability to consummate a Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by inflation, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s prospectus for its IPO as filed with the SEC on May 12, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 24, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to temporary equity, equity and/or expense upon the completion of the Initial Public Offering. The fair value of the Representative Shares was accounted for as compensation under ASC 718, Stock compensation, was included in the offering costs at the IPO date. In addition, under the guidance in Staff Accounting Bulletin 107 Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company included in offering costs amounts incurred by the Sponsor through the sale of Founder Shares to Anchor Investors on behalf of the Company (Note 5). The excess of the fair value of the Founder Shares was deemed a contribution from the Sponsor for offering costs.

Net Loss per Common Stock share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of Common Stock shares outstanding during the period. Weighted average shares for the period from January 1, 2022 through March 31, 2022 were reduced for the effect of an aggregate of 300,000 Class B Common shares that were subject to forfeiture until the IPO. As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted net income per share of common share is the same as basic net income per share of Common Stock for the period presented.

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation,” which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited.

Derivative Financial Instruments

The Company issues warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

At the IPO date, the Public Warrants and Rights (see Note 3) and Private Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change.

Income Taxes

The Company adopted ASC 740, “Income Taxes”, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of March 31, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company adopted this standard effective January 1, 2022 and the adoption did not have material impact on the Company’s unaudited condensed financial statements. The Company does not expect any other recently issued standards to have a material impact on the Company’s financial statement.

Note 3 — Initial Public Offering

On May 13, 2022, the Company sold 9,200,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value $0.0001 per share, one Public Warrant and one right to receive one-tenth (1/10) of one share of Common Stock upon consummation of the initial business combination (each a “Right”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7).

Note 4 — Private Placement

On May 13, 2022, in the private placement that occurred simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,040,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,040,000 (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the private placement of the Private Warrants funded the trust account, IPO issuance costs and will fund the future operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Warrants, will be included in the liquidating distribution to the public stockholders and the Private Warrants will be worthless (see Note 7).

Note 5 — Related Party Transactions

Founder Shares

In October 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock. Up to 300,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option (see Note 6) was not exercised in full by the underwriter. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares.

On October 28, 2021, the Sponsor transferred 25,000 Founder Shares to each of Kathy Cuocolo, Leela Gray and Stephen Markscheid, the Board of Directors nominees.

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1).

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 24, 2022, the consummation of the Initial Public Offering or the abandonment of the Initial Public Offering. The Note totaled $324,000 and $80,000 as of March 31, 2022 and December 31, 2021, respectively. The Note balance of $354,100 as of the IPO date was repaid on May 16, 2022 from the proceeds of the Initial Public Offering not placed in the Trust Account (see Note 9).

Working Capital Loans

In order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. There were no expenses incurred under the administrative agreement during the three months ended March 31, 2022, and no amounts payable under the administrative agreement at March 31, 2022 or December 31, 2021.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, placement warrants (including securities contained therein) issued in connection with the Initial Public Offering and placement warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans (see Note 5), and any shares of Class A common stock issuable upon the exercise of the placement warrants and warrants (and underlying Class A common stock) that may be issued upon conversion of the Working Capital Loans and Class A common stock issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement to be signed at the effective date of the Initial Public Offering, requiring us to register such securities for resale (in the case of the founder shares, only after conversion of the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities.

Underwriting Agreement

At the IPO date, the Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 1,200,000 additional Units to cover over-allotments, if any, at the price paid by the underwriter in the Initial Public Offering. This overallotment option was exercised in full at the IPO date.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriter received a cash discount of $0.10 per unit, or $0.92 million in the aggregate at the closing of the Initial Public Offering. In addition, $0.40 per share, or $3.68 million in the aggregate will be payable to the underwriter for deferred underwriting commissions solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition, in conjunction with the Initial Public Offering, the Company issued to the underwriter 138,000 shares of Class A common stock for nominal consideration (the “Representative Shares”). The holders of the Representative Shares agreed (a) that they will not transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period. The representative shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110. The Representative Shares will have registration rights.

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Shares — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Shares — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor prior to the Initial Public Offering. On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares. As of March 31, 2022 and December 31, 2021, there were 2,300,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock vote together as a single class on all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The Class B common stock will automatically convert into Class A common stock at the time of a Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the Business Combination and any Private Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B common stock convert into Class A common stock at a rate of less than one-to-one.

Warrants — As of March 31, 2022 and December 31, 2021, no Warrants (defined below) were outstanding. The Public and Private Warrants (the “Warrants”) were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the sponsor or its affiliates, without taking into account any founder shares held by the sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Warrants will become exercisable 30 days after the completion of a Business Combination. However, no Warrant shall be exercisable for cash and the Company shall not be obligated to issue shares of common stock upon exercise of a Warrant unless the common stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the condition in the immediately preceding sentence is not satisfied with respect to a Warrant, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and such Warrant may have no value and expire worthless, in which case the purchaser of a Unit containing such Public Warrants shall have paid the full purchase price for the Unit solely for the shares of Common Stock underlying such Unit. Warrants may not be exercised by, or securities issued to, any registered holder in any state in which such exercise would be unlawful.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three days before we send the notice of redemption to the warrant holders.

If the Company call the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of warrants.

Rights —  As of March 31, 2022 and December 31, 2021, no Rights were outstanding. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

Note 8 — Stock-based Compensation

In October 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the Board. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for the three months ended March 31, 2022.

The fair value of the Founder Shares on the grant date was approximately $0.87 per share. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful IPO, b) the probability of a successful business combination, and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the awards amounted to approximately $65,000.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2022 amounted to approximately $65,000 and is expected to be recognized upon the Triggering Event.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the IPO closing disclosed in Note 1 and the events described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company made additional borrowings of $30,100 under the Note (see Note 5) subsequent to March 31, 2022 through the IPO date.

The balance of $354,100 due on the Note (see Note 5) as of the IPO date was repaid on May 16, 2022 from the proceeds of the Initial Public Offering not placed in the Trust Account.

On May 10, 2022, the Sponsor surrendered 575,000 founder shares for no consideration, resulting in 2,300,000 founder shares outstanding, of which 300,000 were subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. All share and per-share amounts have been retroactively restated to reflect the share surrender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Monterey Capital Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC’s”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on September 23, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies.

Our Sponsor is Monterrey Acquisition Sponsor, LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (the “IPO” or “Initial Public Offering”) was declared effective on May 10, 2022. On May 13, 2022, we consummated our Initial Public Offering of 9,200,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), inclusive of 1,200,000 Over-Allotment Units (defined below) resulting from the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $92 million, and incurring offering costs (inclusive of the full exercise of the underwriter’s over-allotment option on May 13, 2022) of approximately $1.8 million, including $0.9 million of underwriting discount and $0.9 million of other offering costs. Each Unit consists of one share of Common Stock, one redeemable warrant (“Public Warrant”), each Public Warrant exercisable into one share of Common Stock at an exercise price of $11.50 per share, and one right (“Rights”) to receive one-tenth of one share of Common Stock upon consummation of the Company’s initial Business Combination. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On May 13, 2022, the underwriter exercised their over-allotment option in full to purchase an additional 1,200,000 Units, resulting in incremental gross proceeds of approximately $12 million. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,040,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), which were purchased by our Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $3.04 million.

Upon the closing of the Initial Public Offering and the Private Placement (including the additional Units sold in connection with the full exercise of the underwriter’s over-allotment option), $92,920,000 ($10.10 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account.

If we are unable to complete an initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination up to two times by an additional three months each time) from the closing of the Initial Public Offering, or May 13, 2023 (or November 13, 2023), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

At March 31, 2022, we had cash of $9,844 and working capital deficit of $535,882. On May 13, 2022, the Company closed its Initial Public Offering of 9,200,000 Units at $10.00 per Unit, generating gross proceeds of $92 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,040,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $3,040,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan amounting to $324,000 as of March 31, 2022 under an unsecured and noninterest bearing promissory note from the Sponsor. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loan.

As of March 31, 2022, the Company had $9,844 in cash. At the IPO date, cash of $923,563 was held outside of the Trust Account and was available for the payment of the Note (see Note 5), payment of accrued offering costs and for working capital purposes. These IPO proceeds held outside of the Trust Account upon the closing of the Initial Public Offering may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the Initial Public Offering and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net loss of $27,021.

Commitments and Contractual Obligations

Registration Rights

The holders of Founder Shares (as defined below), Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Common Stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to certain registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.10 per Unit, or $920,000 in the aggregate (reflecting the full exercise by the underwriter of its over-allotment option), paid at the closing of the Initial Public Offering. $3,680,000 in the aggregate (reflecting the full exercise by the underwriter of its over-allotment option), will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of Common Stock shares outstanding during the period.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation,” which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited.

Derivative Financial Instruments

The Company issues warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company adopted this standard effective January 1, 2022 and the adoption did not have material impact on the Company’s unaudited condensed financial statements. The Company does not expect any other recently issued standards to have a material impact on the Company’s financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the accounting for complex financial instruments. Management identified errors in the Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company as filed with the Company’s registration statement on Form S-1 on April 22, 2022, and the Warrant Agreement, dated May 10, 2022, by and between the Company and

Continental Stock Transfer & Trust Company, as filed with the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 (the “Warrant Agreement”). The Warrant Agreement as filed was incorrect and inconsistent with the terms of the Company’s registration statement on Form S-1 filed with the SEC on April 22, 2022 and the terms of the Company’s prospectus filed with the SEC on May 12, 2022. On June 24, 2022, the Company filed a Current Report on Form 8-K including the Amended and Restated Warrant Agreement containing the correct provisions.

To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm. The Company is in the process of implementing additional procedures to ensure that all legal agreements are reviewed by management, third-party accounting advisors and legal advisors in their final drafts before such agreements are executed. We can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting, during the most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On October 6, 2021, our Sponsor purchased 2,875,000 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. On May 10, 2022, our Sponsor forfeited 575,000 Founder Shares for no consideration, which we cancelled, resulting in our Sponsor and directors holding an aggregate of 2,300,000 Founder Shares. Our Sponsor agreed to forfeit up to 300,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On May 13, 2022, the underwriter fully exercised the over-allotment option to purchase an additional 1,200,000 Units.

On May 13, 2022, our Sponsor purchased 3,040,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $3.04 million. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On May 13, 2022, we consummated our Initial Public Offering of 9,200,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), inclusive of 1,200,000 Over-Allotment Units resulting from the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $92 million, and incurring offering costs (inclusive of the full exercise of the underwriter’s over-allotment option on May 13, 2022) of approximately $1.8 million, including $0.9 million of underwriting discount and $0.9 million of other offering costs. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $92,920,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 10, 2022, by and between the Company and EF Hutton (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022).
4.1

Warrant Agreement, dated May 10, 2022, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

4.2

Rights Agreement, dated May 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

10.1

Letter Agreement, dated May 10, 2022, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

10.2

Investment Management Trust Agreement, dated May 10, 2022, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

10.3

Registration Rights Agreement, dated May 10, 2022, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

10.4

Private Placement Warrants Purchase Agreement, dated May 10, 2022, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

10.5

Administrative Support Agreement, dated May 10, 2022, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of June 2022.

MONTEREY CAPITAL ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
Name:	Bala Padmakumar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel Davis
Name:	Daniel Davis
Title:	Chief Financial Officer (Principal Financial Officer)