Form 10-Q
period 2022-06-30
Monterey Capital Acquisition Corp
filed 2022-08-22
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, 9,338,000 Class A common stock, par value $0.0001 per share, and 2,300,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTEREY CAPITAL ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$217,842	$5,056
Deferred offering costs	—	329,606
Prepaid expenses	74,237	—
Total current assets	292,079	334,662

Marketable securities held in trust account	93,005,018	—
Total assets	$93,297,097	$334,662

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$263,998	$240,193
Accrued expenses	333,268	9,358
Promissory note – related party	—	80,000
Income taxes payable	30,216	—
Total current liabilities	627,482	329,551
Deferred underwriting fee payable	3,680,000	—
Total liabilities	4,307,482	329,551

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 9,200,000 and zero shares subject to possible redemption issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	92,920,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 138,000 shares not subject to possible redemption issued and outstanding (excluding 9,200,000 shares subject to possible redemption) and zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	14	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	—	24,770
Accumulated deficit	(3,930,629)	(19,889)
Total stockholders’ equity (deficit)	(3,930,385)	5,111
Total Liabilities and Stockholders’ Equity (Deficit)	$93,297,097	$334,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
	2022	2022
General and administrative expenses	$515,881	$542,902
Loss from operations	(515,881)	(542,902)

Other income:
Dividend and interest income	85,018	85,018
Loss before income taxes	(430,863)	(457,884)

Income tax provision	(30,216)	(30,216)

Net loss	$(461,079)	$(488,100)

Weighted average shares outstanding of Class A common stock subject to possible redemption	4,953,846	2,490,608

Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(0.06)	$(0.11)

Weighted average shares outstanding of Class A common stock	74,308	37,359

Basic and diluted net loss per share, Class A common stock (see Note 2)	$(0.06)	$(0.11)

Weighted average shares outstanding of Class B common stock	2,161,538	2,081,215

Basic and diluted net loss per share, Class B common stock (see Note 2)	$(0.06)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Common Stock Subject to
	Possible Redemption		Common Stock					Additional		Total
	Class A		Class A		Class B			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2022	—	$—	—	$—	2,300,000		$230	$24,770	$(19,889)	$5,111
Net loss	—	—	—	—	—		—	—	(27,021)	(27,021)
Balance – March 31, 2022	—	—	—	—	2,300,000		230	24,770	(46,910)	(21,910)
Issuance of private placement warrants	—	—	—	—	—		—	3,040,000	—	3,040,000
Issuance of Class A Common stock, net of issuance costs of $8,139,659	9,200,000	77,893,526	—	—	—		—	—	—	—
Issuance of Public Warrants, net of issuance costs of $152,515	—	—	—	—	—		—	1,460,494	—	1,460,494
Issuance of Rights, net of issuance costs of $406,736	—	—	—	—	—		—	3,894,923	—	3,894,923
Fair value of underwriter’s overallotment options exercised	—	—	—	—	—		—	52,147	—	52,147
Deemed capital contribution by the Sponsor through transfer of Class B shares	—	—	—	—	—		—	2,508,632	—	2,508,632
Issuance of Representative Shares	—	—	138,000	14	—		—	622,868	—	622,882
Accretion to redemption value of Class A Common stock subject to possible redemption	—	15,026,474	—	—	—		—	(11,603,834)	(3,422,640)	(15,026,474)
Net loss	—	—	—	—	—		—	—	(461,079)	(461,079)
Balance – June 30, 2022	9,200,000	$92,920,000	138,000	$14	2,300,000	(1)	$230	$—	$(3,930,629)	$(3,930,385)

The accompanying notes are an integral part of these unaudited condensed financial statements

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

For the six
months ended
June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(488,100)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned in trust account	(85,018)
Changes in current assets and liabilities:
Prepaid expenses	(74,237)
Accrued expenses	323,910
Income taxes payable	30,216
Net cash used in operating activities	(293,229)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(92,920,000)
Net cash used in investing activities	(92,920,000)

Cash Flows from Financing Activities:
Proceeds from promissory note	274,100
Repayment of promissory note	(354,100)
Proceeds from issuance of Public Units	92,000,000
Proceeds from issuance of Private Warrants	3,040,000
Payment of offering costs on Public Units	(1,533,985)
Net cash provided by financing activities	93,426,015

Net Change in Cash	212,786
Cash – beginning of period	5,056
Cash – end of period	$217,842

Supplemental Disclosure of cash flow information:
Deferred underwriting commissions	$3,680,000
Issuance of Representative Shares for underwriting services	$622,882
Accretion to redemption value of Class A Common stock subject to possible redemption	$15,026,474

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (as described below) and activities necessary to identify a potential target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Monterrey Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s initial public offering (the “IPO” or “Initial Public Offering”) was declared effective on May 10, 2022. On May 13, 2022 (the “IPO date”), the Company consummated its IPO of 9,200,000 units (“Units or “Public Units”), including 1,200,000 Units resulting from the full exercise by the underwriters of their over-allotment option. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Common Stock”), one redeemable warrant exercisable into one share of Common Stock at an exercise price of $11.50 per share (“Public Warrant”) and one right to receive one-tenth (1/10) of one share of Common Stock upon consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $92,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,040,000 warrants (“Private Warrants”) to the Sponsor at a price of $1.00 per Private Warrant, generating total proceeds of $3,040,000, which is described in Note 4.

Transaction costs amounted to $8,698,910, consisting of $920,000 of underwriting fees, $3,680,000 of deferred underwriting fees that will be paid only if a business combination is entered into, $622,882 representing the fair value of the Representative Shares (defined below), $2,508,632 representing the fair value of the Transferred Founder Shares (defined below), and $967,396 of other offering costs. At the IPO date, cash of $923,563 was held outside of the Trust Account (as defined below) and was available for the payment of the Note (see Note 5), payment of accrued offering costs and for working capital purposes.

At the IPO date, the Sponsor sold to the group of ten qualified institutional buyers and institutional accredited investors, which are not affiliated with the Company (the “Anchor Investors”), a total of 600,000 of Founders shares (“Transferred Founder Shares”) at their original purchase price of approximately $0.009, as compensation for their commitment to purchase the Units sold in the IPO. Overall, the Anchor Investors purchased 9,108,000 Units in the Initial Public Offering at the offering price of $10.00 under separate investment agreements. The excess of the fair value of the Transferred Founder Shares above the purchase price totaling $2,508,632 as of the IPO date was determined to be a contribution from the Sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated to the Units and charged to stockholders’ equity upon the completion of the IPO.

In conjunction with this Initial Public Offering, The Company issued to the underwriter 138,000 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares is accounted for as compensation under ASC 718, Stock compensation, is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $622,882.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Of the total transaction costs of $8,698,910, $8,139,659 was allocated to the Class A common stock subject to possible redemption, $152,515 was allocated to the Public Warrants (Note 3), and $406,736 was allocated to the Rights (Note 8).

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”). As of June 30, 2022, the funds in the Trust Account were held in cash. The funds placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below.

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

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and the Company does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this Initial Public Offering, referred to as excess shares. However, the Company’s stockholders will not be restricted to vote all of their shares (including excess shares) for or against the initial business combination. Additionally, such stockholders will not receive redemption distributions with respect to the excess shares if the Company completes the initial business combination.

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

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of June 30, 2022, the Company had $217,842 in cash. At the IPO date, cash of $923,563 was held outside of the Trust Account and was available for the payment of the Note (see Note 5), payment of accrued offering costs and for working capital purposes.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and ability to complete an Initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s prospectus for its IPO as filed with the

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEC on May 12, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Net Loss per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of Common Stock outstanding during the period. Weighted average shares for the period from September 23, 2021 (inception) through May 13, 2022 were reduced for the effect of an aggregate of 300,000 Class B Common Stock that were subject to forfeiture until the initial public offering.

The Company’s statements of operations include a presentation of net loss per share subject to redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Common Stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A Common Stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share.

The Company’s Public Warrants (see Note 3) and Private Warrants (see Note 4) could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A reconciliation of net loss per share is as follows for the three months ended June 30, 2022:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(317,693)	(4,765)	(138,621)
Net income/(loss) to common stock	$(317,693)	$(4,765)	$(138,621)

Weighted average shares outstanding, basic and diluted	4,953,846	74,308	2,161,538

Basic and diluted net loss per common stock	$(0.06)	$(0.06)	$(0.06)

A reconciliation of net loss per share is as follows for the six months ended June 30, 2022:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(263,749)	(3,956)	(220,395)
Net income/(loss) to common stock	$(263,749)	$(3,956)	$(220,395)

Weighted average shares outstanding, basic and diluted	2,490,608	37,359	2,081,215

Basic and diluted net loss per common stock	$(0.11)	$(0.11)	$(0.11)

Marketable Securities Held in Trust Account

At June 30, 2022, the assets held in the Trust Account were substantially held in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities is included in dividend and interest income in the accompanying Statement of Operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Through June 30, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Public Offering and charged to temporary equity, equity and/or expense upon the completion of the Public Offering. The fair value of the Representative Shares accounted for as compensation under ASC 718, Stock compensation, is included in the offering costs. In addition, under the guidance in Staff Accounting Bulletin 107 Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company also included in offering costs amounts incurred by the Sponsor through the sale of Founder Shares to Anchor Investors on behalf of the Company (Note 5). The excess of the fair value of the Founder Shares over their purchase price was deemed a contribution from the Sponsor for offering costs.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation,” which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold as part of the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The reconciliation of Class A common stock subject to possible redemption as of June 30, 2022 is as follows:

Gross proceeds from sale of Public Units	$92,000,000
Less: Proceeds allocated to Public Warrants (Note 3)	(1,613,009)
Less: Proceeds allocated to Rights (Note 3)	(4,301,659)
Less: Proceeds allocated to underwriter’s overallotment option (Note 7)	(52,147)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(8,139,659)
Accretion to redemption value of Class A common stock subject to possible redemption	15,026,474
Class A common stock subject to possible redemption	$92,920,000

Derivative Financial Instruments

The Company issues warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

At the IPO date, the Public Warrants and Rights (see Note 3) and Private Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2022, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The Representative Shares and Transferred Founder Shares were valued using the fair value of the Class A common stock, adjusted for the probability of consummation of the Business Combination and a discount for lack of marketability. As such, these are considered to be non-recurring Level 3 fair value measurements.

Income Taxes

The Company adopted ASC Topic 740, “Income Taxes” (ASC 740), at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of June 30, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 3 — Initial Public Offering

On May 13, 2022, the Company sold 9,200,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value $0.0001 per share, one Public Warrant and one right to receive one-tenth (1/10) of one share of Common Stock upon consummation of the initial business combination (each a “Right”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 8).

Note 4 — Private Placement

On May 13, 2022, in the private placement that occurred simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,040,000 warrants (each a “Private Warrant”) at a price of $1.00 per warrant, for an aggregate purchase price of $3,040,000. Each Private Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the private placement of the Private Warrants funded the trust account, IPO issuance costs and will fund the future operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Warrants, will be included in the liquidating distribution to the public stockholders and the Private Warrants will be worthless (see Note 8).

Note 5 — Related Party Transactions

Founder Shares

In October 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock. Up to 300,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option (see Note 7) was not exercised in full by the underwriter. As the Underwriters exercised their overallotment option in full at the IPO date, the forfeiture provisions lapsed for 300,000 Founder Shares.

On October 28, 2021, the Sponsor transferred 25,000 Founder Shares to each of Kathy Cuocolo, Leela Gray and Stephen Markscheid, the Board of Directors nominees.

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1).

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 24, 2022, the consummation of the Initial Public Offering or the abandonment of the Initial Public Offering. The Note totaled zero and $80,000 as of June 30, 2022 and December 31, 2021, respectively. The Note balance of $354,100 as of the IPO date was repaid on May 16, 2022 from the proceeds of the Initial Public Offering not placed in the Trust Account (see Note 5).

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $15,000 under the agreement during the three and six months ended June 30, 2022. As of June 30, 2022, no amounts were due under the administrative support agreement.

Note 6 — Income Taxes

The Company’s effective tax rate ("ETR") is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was (7.0)% and (6.6)% for the three and six months ended June 30, 2022, respectively. The difference between the effective tax rate of and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 was primarily due to the ETR adjustment, utilization of net operating loss, and the change in the valuation allowance.

The Company has no uncertain tax positions related to federal and state income taxes. The 2021 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Note 7 — Commitments and Contingencies

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

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor prior to the Initial Public Offering. On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares. As of June 30, 2022 and December 31, 2021, there were 2,300,000 shares of Class B common stock issued and outstanding.

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

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants — As of June 30, 2022, 9,200,000 and 3,040,000 Public Warrants and Private Warrants were outstanding, respectively. As of December 31, 2021, zero Warrants (defined below) were outstanding. The Public and Private Warrants (the “Warrants”) were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

Rights —  As of June 30, 2022 and December 31, 2021, 9,200,000 and zero Rights were outstanding, respectively. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

Note 9 — Stock-based Compensation

In October 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the Board. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for the three and six months ended June 30, 2022.

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

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Total unrecognized compensation expense related to unvested Founder Shares at June 30, 2022 amounted to approximately $65,000 and is expected to be recognized upon the Triggering Event.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Risks and uncertainties

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

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

Our Sponsor is Monterrey Acquisition Sponsor, LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (the “IPO” or “Initial Public Offering”) was declared effective on May 10, 2022. On May 13, 2022, we consummated our Initial Public Offering of 9,200,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), inclusive of 1,200,000 Over-Allotment Units (defined below) resulting from the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $92 million, and incurring offering costs (inclusive of the full exercise of the underwriter’s over-allotment option on May 13, 2022) of approximately $8.7 million, consisting of approximately $0.9 million of underwriting fees, approximately $3.7 million of deferred underwriting fees that will be paid only if a business combination is entered into, approximately $0.6 million representing the fair value of the Representative Shares, approximately $2.5 million representing the fair value of the Transferred Founder Shares (defined below), and approximately $1.0 million of other offering costs.

At the IPO date, cash of approximately $0.9 million was held outside of the Trust Account (as defined below) and was available for the payment of the Note (see Note 5), payment of accrued offering costs and for working capital purposes. Each Unit consists of one share of Common Stock, one redeemable warrant (“Public Warrant”), each Public Warrant exercisable into one share of Common Stock at an exercise price of $11.50 per share, and one right (“Rights”) to receive one-tenth of one share of Common Stock upon consummation of the Company’s initial Business Combination. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On May 13, 2022, the underwriter exercised their over-allotment option in full to purchase an additional 1,200,000 Units, resulting in incremental gross proceeds of approximately $12 million.

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

Liquidity and Capital Resources

At June 30, 2022, we had cash of $217,842 and working capital deficit of $205,187, excluding the income and franchise tax liabilities. On May 13, 2022, the Company closed its Initial Public Offering of 9,200,000 Units at $10.00 per Unit, generating gross proceeds of $92 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,040,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $3,040,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan amounting to $354,100 as of the IPO date, which was repaid on May 16, 2022, under an unsecured and noninterest bearing promissory note from the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs will be satisfied through the net proceeds held outside of the Trust Account from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). To date, there are no amounts outstanding under any Working Capital Loan.

As of June 30, 2022, the Company had $217,842 in cash. At the IPO date, cash of $923,563 was held outside of the Trust Account and was available for the payment of the Note (see Note 5), payment of accrued offering costs and for working capital purposes. These IPO proceeds held outside of the Trust Account upon the closing of the Initial Public Offering may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three and six months ended June 30, 2022, we had net loss of $461,079 and $488,100, respectively, which consisted primarily of general and administrative expenses and approximately $30,000 of current tax expense.

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

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of Common Stock outstanding during the period.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC Topic 718, “Compensation - Stock Compensation,” which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

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

Derivative Financial Instruments

The Company issues warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the accounting for complex financial instruments and completeness and accuracy of financial data.

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

In addition, in connection with the preparation of the financial statements as of and for the three and six months ended June 30, 2022 included in this Form 10-Q, we concluded that there was a material weakness in our internal control over financial reporting relating to ineffective internal controls with respect to the completeness and accuracy of financial data, specifically relating to a previously unrecorded liability for the professional fees of legal counsel. This deficiency could result in material adjustments for certain transactions.

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm. The Company is in the process of implementing additional procedures to ensure that all legal agreements are reviewed by management, third-party accounting advisors and legal advisors in their final drafts before such agreements are executed. In addition, we are in the process of implementing additional review procedures to ensure completeness and accuracy of financial data and accrued liabilities. We can offer no assurance that these initiatives will ultimately have the intended effects. Other than these issues, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Use of Proceeds

On May 13, 2022, we consummated our Initial Public Offering of 9,200,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), inclusive of 1,200,000 Over-Allotment Units resulting from the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $92 million, and incurring offering costs (inclusive of the full exercise of the underwriter’s over-allotment option on May 13, 2022) of approximately $8.7 million, consisting of approximately $0.9 million of underwriting fees, approximately $3.7 million of deferred underwriting fees that will be paid only if a business combination is entered into, approximately $0.6 million representing the fair value of the Representative Shares, approximately $2.5 million representing the fair value of the Transferred Founder Shares, and approximately $1.0 million of other offering costs. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $92,920,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

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

4.2	Amended and Restated Warrant Agreement, dated June 24, 2022, by and between the Company and Continental Stock Transfer & Trust Company.
4.3

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of August 2022.

MONTEREY CAPITAL ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
Name:	Bala Padmakumar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel Davis
Name:	Daniel Davis
Title:	Chief Financial Officer (Principal Financial Officer)