Form 10-Q
period 2022-09-30
Monterey Capital Acquisition Corp
filed 2022-11-21
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 9,338,000 Class A common stock, par value $0.0001 per share, and 2,300,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTEREY CAPITAL ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash	$28,804	$5,056
Deferred offering costs	—	329,606
Prepaid expenses	44,631	—
Total current assets	73,435	334,662
Other assets
Marketable securities held in Trust Account	93,424,196	—
Total Assets	$93,497,631	$334,662

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$245,201	$240,193
Accrued expenses	538,721	9,358
Promissory note – related party	—	80,000
Convertible note – related party	50,000	—
Due to Sponsor – related party	4,860	—
Income taxes payable	169,952	—
Total current liabilities	1,008,734	329,551
Deferred underwriting fee payable	3,680,000	—
Total liabilities	4,688,734	329,551

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 9,200,000 and zero shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively	93,103,585	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 138,000 shares not subject to possible redemption (excluding 9,200,000 shares subject to possible redemption) and zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	14	—
Class B common stock; $0.0001 par value, 10,000,000 shares authorized; 2,300,000 shares issued and outstanding	230	230
Additional paid-in-capital	—	24,770
Accumulated deficit	(4,294,932)	(19,889)
Total stockholders’ (deficit) equity	(4,294,688)	5,111
Total Liabilities and Stockholders’ Equity (Deficit)	$93,497,631	$334,662

The accompanying notes are an integral part of these condensed financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the nine	For the period from September
	months ended	months ended	23, 2021 (inception) through
	September 30,	September 30,	September 30,
	2022	2022	2021
General and administrative expenses	$515,626	$1,058,528	$3,699
Loss from operations	(515,626)	(1,058,528)	(3,699)
Other income:
Dividend and interest income	419,178	504,196	—
Other income	55,466	55,466
Loss before income taxes	(40,982)	(498,866)	(3,699)
Income tax provision	(139,736)	(169,952)	—
Net loss	$(180,718)	$(668,818)	$(3,699)

Weighted average shares outstanding of Class A common stock subject to possible redemption	9,200,000	4,751,648	—

Basic and diluted net loss per share, Class A subject to possible redemption (see Note 2)	$(0.02)	$(0.10)	$—

Weighted average shares outstanding of Class A common stock	138,000	71,275	—

Basic and diluted net loss per share, Class A (see Note 2)	$(0.02)	$(0.10)	$—

Weighted average shares outstanding of Class B common stock	2,300,000	2,154,945	—

Basic and diluted net loss per share, Class B (see Note 2)	$(0.02)	$(0.10)	$—

The accompanying notes are an integral part of these condensed financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

Condensed Statements of Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2022 and for the period from September 23, 2021 (inception) through September 30, 2021

(Unaudited)

	Common Stock Subject to
	Possible Redemption		Common Stock					Additional		Total
	Class A		Class A		Class B			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	—	$—	—	$—	2,300,000	(1)	$230	$24,770	$(19,889)	$5,111
Net loss	—	—	—	—	—		—	—	(27,021)	(27,021)
Balance – March 31, 2022	—	—	—	—	2,300,000		230	24,770	(46,910)	(21,910)
Issuance of private placement warrants	—	—	—	—	—		—	3,040,000	—	3,040,000
Issuance of Class A Common stock, net of issuance costs of $8,139,659	9,200,000	77,893,526	—	—	—		—	—	—	—
Issuance of Public Warrants, net of issuance costs of $152,515	—	—	—	—	—		—	1,460,494	—	1,460,494
Issuance of Rights, net of issuance costs of $406,736	—	—	—	—	—		—	3,894,923	—	3,894,923
Fair value of underwriter’s overallotment options exercised	—	—	—	—	—		—	52,147	—	52,147
Deemed capital contribution by the Sponsor through transfer of Class B shares	—	—	—	—	—		—	2,508,632	—	2,508,632
Issuance of Representative Shares	—	—	138,000	14	—		—	622,868	—	622,882
Accretion to redemption value of Class A Common stock subject to possible redemption	—	15,026,474	—	—	—		—	(11,603,834)	(3,422,640)	(15,026,474)
Net loss	—	—	—	—	—		—	—	(461,079)	(461,079)
Balance – June 30, 2022	9,200,000	92,920,000	138,000	14	2,300,000		230	—	(3,930,629)	(3,930,385)
Net loss	—	—	—	—	—		—	—	(180,718)	(180,718)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	183,585	—	—	—		—	—	(183,585)	(183,585)
Balance – September 30, 2022	9,200,000	$93,103,585	138,000	$14	2,300,000		$230	—	$(4,294,932)	$(4,294,688)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – September 23, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(3,699)	(3,699)
Balance – September 30, 2021	—	$—	—	$—	—	$—	$—	$(3,699)	$(3,699)

(1) Includes an aggregate of up to 300,000 shares that were subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the sponsor continuing to hold 2,300,000 shares of Class B common stock. All share and per-share amounts were retroactively restated to reflect the share surrender (Note 8).

The accompanying notes are an integral part of these condensed financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the nine	September 23, 2021
	months ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net loss	$(668,818)	$(3,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(504,196)	—
Changes in current assets and liabilities:
Prepaid expenses	(44,631)	—
Accrued expenses	529,363	3,699
Due to Sponsor – related party	4,860	—
Income taxes payable	169,952	—
Net cash used in operating activities	(513,470)	—

Cash Flows from Investing Activities
Investment of cash into Trust Account	(92,920,000)	—
Net cash used in investing activities	(92,920,000)	—

Cash Flows from Financing Activities
Proceeds from promissory note	274,100	—
Repayment of promissory note	(354,100)	—
Gross proceeds from issuance of public units	92,000,000	—
Proceeds from issuance of Private Warrants	3,040,000	—
Payment of offering costs on Public Units	(1,552,782)	—
Convertible note - related party	50,000	—
Net cash provided by financing activities	93,457,218	—

Net change in cash	23,748	—
Cash – beginning of period	5,056	—
Cash – end of period	$28,804	$—

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$138,220
Deferred underwriting commissions	$3,680,000	$—
Issuance of Representative Shares for services	$622,882	$—
Accretion to redemption value of Class A Common stock subject to possible redemption	$15,210,059	$—
Deemed capital contribution by the Sponsor through transfer of Class B shares	$2,508,632	$—

The accompanying notes are an integral part of these condensed financial statements.

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (as described below) and activities necessary to identify a potential target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

In conjunction with the Initial Public Offering, the Company issued to the underwriter 138,000 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares was accounted for as compensation under Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), and was included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $622,882.

Of the total transaction costs of $8,698,910, $8,139,659 was allocated to the Class A common stock subject to possible redemption, $152,515 was allocated to the Public Warrants (Note 3), and $406,736 was allocated to the Rights (Note 8).

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”). As of September 30, 2022, the funds in the Trust Account were held in cash. The funds placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below. There were no funds released from the Trust Account through September 30, 2022 for the payment of the Company’s tax obligations.

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

Going Concern Consideration

As of September 30, 2022, the Company had $28,804 in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. The Company may withdraw interest income earned in the Trust Account to pay taxes. As of September 30, 2022 and December 31, 2021, none of the principal amount in the Trust Account was available to be withdrawn as described above. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of September 30, 2022, the Company had $50,000 outstanding as a Working Capital Loan in the form of a convertible note (Note 5) from the Sponsor.

These proceeds held outside of the Trust Account subsequent to the closing of the IPO may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company is required to complete a Business Combination within 12 months of the IPO date, absent any extensions available at the Company’s option up to two times by an additional three months each time, at $0.10 per extension per Class A share subject to possible redemption paid into the Trust Account by the Sponsor (the “Extension Option”). Considering that the Sponsor’s ability to fund the Extension Option is uncertain, the Company may be required to dissolve within 12 months of the IPO date, should a Business Combination not be consummated within that timeframe. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s prospectus for its IPO as filed with the SEC on May 12, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to temporary equity, equity and/or expense upon the completion of the Initial Public Offering. The fair value of the Representative Shares was accounted for as compensation under ASC 718, was included in the offering costs at the IPO date. In addition, under the guidance in Staff Accounting Bulletin 107 Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s), the Company included in offering costs amounts incurred by the Sponsor through the sale of Founder Shares to Anchor Investors on behalf of the Company (Note 5). The excess of the fair value of the Founder Shares was deemed a contribution from the Sponsor for offering costs and working capital.

Business Combination Costs

Costs incurred in relation to a potential business combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred.

Net Loss per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net loss per share is computed by dividing net loss by the weighted average number of Common Stock outstanding during the period. The weighted average shares for the period from September 23, 2021 (inception) through May 13, 2022 were reduced for the effect of an aggregate of 300,000 Class B Common Stock that were subject to forfeiture until the initial public offering.

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

A reconciliation of net loss per share is as follows for the three months ended September 30, 2022:

	Class A
	subject to
Three months ended	possible
September 30, 2022	redemption	Class A	Class B
Allocation of undistributable losses	(142,860)	(2,143)	(35,715)
Net loss to common stock	$(142,860)	$(2,143)	$(35,715)

Weighted average shares outstanding, basic and diluted	9,200,000	138,000	2,300,000

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)

A reconciliation of net loss per share is as follows for the nine months ended September 30, 2022:

	Class A
	subject to
Nine months ended	possible
September 30, 2022	redemption	Class A	Class B
Allocation of undistributable losses	(455,438)	(6,832)	(206,548)
Net loss to common stock	$(455,438)	$(6,832)	$(206,548)

Weighted average shares outstanding, basic and diluted	4,751,648	71,275	2,154,945

Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.10)

Marketable Securities Held in Trust Account

At September 30, 2022, the assets held in the Trust Account were substantially held in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying Statement of Operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Through September 30, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Other Income

During the three and nine months ended September 30, 2022, the Company received a $55,466 unconditional and non-refundable reimbursement for certain general and administrative expenses incurred by the Company, from a potential target. This amount was recorded as other income in the accompanying unaudited condensed statement of operations for the three and nine months ended September 30, 2022.

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

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC 718, which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold as part of the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The redemption value as of September 30, 2022 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the trust account, up to $100,000, if and when a dissolution is deemed probable. The reconciliation of Class A common stock subject to possible redemption as of September 30, 2022 is as follows:

Gross proceeds from sale of Public Units	$92,000,000
Less: Proceeds allocated to Public Warrants (Note 3)	(1,613,009)
Less: Proceeds allocated to Rights (Note 3)	(4,301,659)
Less: Proceeds allocated to underwriter’s overallotment option (Note 7)	(52,147)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(8,139,659)
Accretion to redemption value of Class A common stock subject to possible redemption	15,210,059
Class A common stock subject to possible redemption	$93,103,585

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

As of September 30, 2022, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The Representative Shares and Transferred Founder Shares were valued using the fair value of the Class A common stock, adjusted for the probability of consummation of the Business Combination and a discount for lack of marketability. As such, these are considered to be non-recurring Level 3 fair value measurements.

Working Capital Loan

The Working Capital Loans (Note 5) are issued in the form of convertible notes. The embedded feature to convert the Working Capital Loans into Private Warrants at a price of $1.00 per warrant (the “Embedded Feature”) does not meet the definition of a derivative under ASC 815-10-15-94 through 98 and is not required to be accounted for separately.

Due to Sponsor – related party

The Due to Sponsor balance as of September 30, 2022 includes cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5). These funds will be remitted to the Sponsor in the normal course of business.

Income Taxes

The Company adopted ASC Topic 740, “Income Taxes” (“ASC 740”), at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of September 30, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor, and are included in Due to Sponsor – related party on the accompanying unaudited condensed balance sheet as of September 30, 2022.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 24, 2022, the consummation of the Initial Public Offering or the abandonment of the Initial Public Offering. The Note totaled zero and $80,000 as of September 30, 2022 and December 31, 2021, respectively. The Note balance of $354,100 as of the IPO date was repaid on May 16, 2022 from the proceeds of the Initial Public Offering not placed in the Trust Account (see Note 5).

Working Capital Loans

In order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Company will repay the Working Capital Loans upon the completion of a Business Combination. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On September 12, 2022, the Sponsor loaned the Company $50,000 as a Working Capital Loan. The Working Capital Loan is to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of September 30, 2022 and December 31, 2021, the Company had $50,000 and $0, respectively, borrowed under the Working Capital Loans from the Sponsor.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $45,000 under the agreement during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, $5,000 was due under the administrative support agreement, included in accrued expenses on the accompanying unaudited condensed balance sheet.

Note 6 — Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was 341.0% and 34.1% for the three and nine months ended September 30, 2022, respectively. The difference between the effective tax rate of 303.6% and 33.7% and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 was primarily due to the ETR adjustment, and the change in the valuation allowance.

The Company has no uncertain tax positions related to federal and state income taxes. The 2021 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (as defined below) (including securities contained therein) issued in connection with the Initial Public Offering and Private Placement warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans (see Note 5), and any shares of Class A common stock issuable upon the exercise of the placement warrants and warrants (and underlying Class A common stock) that may be issued upon conversion of the Working Capital Loans and Class A common stock issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement to be signed at the effective date of the Initial Public Offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion of the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities.

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

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor on October 6, 2021. On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares. As of September 30, 2022 and December 31, 2021, there were 2,300,000 shares of Class B common stock issued and outstanding.

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

Warrants — As of September 30, 2022, 9,200,000 and 3,040,000 Public Warrants and Private Placement Warrants were outstanding, respectively. As of December 31, 2021, zero Warrants (defined below) were outstanding. The Public and Private Placement Warrants (the “Warrants”) were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

Rights —  As of September 30, 2022 and December 31, 2021, 9,200,000 and zero Rights were outstanding, respectively. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

Note 9 — Stock-based Compensation

In October 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the Board. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for the three and nine months ended September 30, 2022.

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

Total unrecognized compensation expense related to unvested Founder Shares at September 30, 2022 amounted to approximately $65,000 and is expected to be recognized upon the Triggering Event.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as disclosed below.

On October 18, 2022, the Sponsor loaned the Company an additional $52,000 as a Working Capital Loan. The Working Capital Loan is subject to the same terms as described in Note 5.

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

If we are unable to complete an initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination up to two times by an additional three months each time) from the closing of the Initial Public Offering, or May 13, 2023 (or November 13, 2023), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

At September 30, 2022, the Company had cash of $28,804 and working capital deficit of $615,347, excluding the income and franchise tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account. On May 13, 2022, the Company closed its Initial Public Offering of 9,200,000 Units at $10.00 per Unit, generating gross proceeds of $92 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,040,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $3,040,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan amounting to $354,100 as of the IPO date, which was repaid on May 16, 2022, under an unsecured and noninterest bearing promissory note from the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs will be satisfied through the net proceeds held outside of the Trust Account from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Through September 30, 2022, the Company received $50,000 in Working Capital Loans (Note 5). The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant.

As of September 30, 2022, the Company had $28,804 in cash. At the IPO date, cash of $923,563 was held outside of the Trust Account and was available for the payment of the Note (see Note 5), payment of accrued offering costs and for working capital purposes. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (see Note 5). As of September 30, 2022, the Company held $50,000 in borrowings under a Working Capital Loans (Note 5) from the Sponsor. The IPO proceeds held outside of the Trust Account upon the closing of the Initial Public Offering and the Working Capital Loans may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time.

The Company is required to complete a Business Combination within 12 months of the IPO date, absent any extensions available at the Company’s option up to two times by an additional three months each time, at $0.10 per extension per Class A share subject to possible redemption paid into the Trust Account by the Sponsor (the “Extension Option”). Considering that the Sponsor’s ability to fund the Extension Option is uncertain, the Company may be required to dissolve within 12 months of the IPO date, should a Business Combination not be consummated within that timeframe. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the Initial Public Offering, the funds received to date and additional funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will continue to generate non-operating income in the form of dividend and interest income on cash and cash equivalents held in the Trust Account. We may withdraw interest from the Trust Account to pay taxes, if any. As a result of being a public company, we have incurred, and will continue to incur, legal, financial reporting, accounting and auditing compliance expenses, as well as due diligence expenses related to potential targets.

For the three months ended September 30, 2022, we had net loss of $180,718, which consisted primarily of general and administrative expenses of $515,626 and $139,736 in current tax expense, offset by $419,178 in dividend and interest income and $55,466 of other income. For the nine months ended September 30, 2022, we had net loss of $668,818, which consisted primarily of general and administrative expenses of $1,058,528 and $169,952 in current tax expense, offset by $504,196 in dividend and interest income and $55,466 of other income related to expense reimbursements received from a potential target. General and administrative expenses increased during the three months ended September 30, 2022, as compared to previous quarters, primarily due to the costs related to operating as a public company, such as accounting, legal, and insurance costs. Dividend and interest income increased during the three months ended September 30, 2022, as compared to previous quarters, primarily due to the Trust Account being funded for the full three month period ended September 30, 2022, and due to rising interest rates.

For the period from September 23, 2021 (inception) through September 30, 2021, we had a net loss of $3,699, which consisted of formation costs.

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

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. The Company incurred $30,000 and $45,000 under the agreement during the three and nine months ended September 30, 2022, respectively. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of ASC 260. Net loss per share is computed by dividing net loss by the weighted average number of Common Stock outstanding during the period.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC 718, which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

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

Derivative Financial Instruments

The Company issues warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The

Company adopted this standard effective January 1, 2022 and the adoption did not have material impact on the Company’s unaudited condensed financial statements. The Company does not expect any other recently issued standards to have a material impact on the Company’s condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the accounting for complex financial instruments and completeness and accuracy of financial data.

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

In addition, in connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2022, we concluded that there was a material weakness in our internal control over financial reporting relating to ineffective internal controls with respect to the completeness and accuracy of financial data, specifically relating to a previously unrecorded liability for the professional fees of legal counsel.

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm. The Company implemented additional procedures to ensure that all legal agreements are reviewed by management, third-party accounting advisors and legal advisors in their final drafts before such agreements are executed. In addition, the Company implemented additional review procedures to ensure completeness and accuracy of financial data and accrued liabilities. We can offer no assurance that these initiatives will ultimately have the intended effects. Other than these issues, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note, dated September 12, 2022, issued to Monterrey Acquisition Sponsor, LLC.
10.2	Promissory Note, dated October 18, 2022, issued to Monterrey Acquisition Sponsor, LLC.
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

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of November 2022.

MONTEREY CAPITAL ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
Name:	Bala Padmakumar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel Davis
Name:	Daniel Davis
Title:	Chief Financial Officer (Principal Financial Officer)