Form 10-K
period 2022-12-31
Monterey Capital Acquisition Corp
filed 2023-04-20
CIK 1895249

––

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Global Market was $93,006,480.

As of March 31, 2023, 9,338,000 Class A Common Stock, par value $0.0001 per share, and 2,300,000 Class B Common Stock, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

.TABLE OF CONTENTS

i

FREQUENTLY USED TERMS

Unless otherwise stated in this Annual Report on Form 10-K, the terms, “we,” “us,” “our”, “Company” or “MCAC” refer to Monterey Capital Acquisition Corporation, a Delaware corporation.

Further, in this document:

●	“Anchor Investors” are the ten qualified institutional buyers or institutional accredited investors which are not affiliated with MCAC, the Sponsor, the board of directors or any member of MCAC’s management and purchased an aggregate of 9,108,000 units in the IPO and purchased from the Sponsor an aggregate of 600,000 Founder Shares at their original purchase price of approximately $0.009 per share.
●	“Class A Common Stock” means MCAC’s Class A common stock, par value $0.0001 per share.
●	“Class B Common Stock” means MCAC’s Class B common stock, par value $0.0001 per share.
●	“Closing” means the consummation of the business combination.
●	“Combined Company” mean the post business combination company.
●	“common stock” means the shares of common stock, par value $0.0001 per share, of MCAC, which includes Class A Common Stock and Class B Common Stock, collectively.
●	“ConnectM” means ConnectM Technology Solutions, Inc., a Delaware corporation, prior to the consummation of the Business Combination.
●	“DGCL” means the Delaware General Corporation Law.
●	“Extension Option” means MCAC’s option to extend the period of time to the extent necessary to consummate its initial business combination up to two times by an additional three months each time, at $0.10 per unit outstanding after the redemptions per extension, for a total of $0.20 per unit outstanding after the redemptions aggregate in trust, within 18 months if MCAC is unable to complete the initial business combination within 12 months from the date of the IPO.
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended.
●	“Forward Purchase Agreement” means that certain Forward Purchase Agreement, dated as of December 31, 2022, by and among MCAC and Meteora.
●	“Forward Purchase Transaction” means the OTC Equity Prepaid Forward Transaction entered into, in connection with the Forward Purchase Agreement.
●	“Founder Shares” mean the shares of Class B Common Stock initially purchased by the Sponsor in a private placement prior to the IPO, and the shares of Class A Common Stock issuable upon the conversion.
●	“IPO” or “Initial Public Offering” means the initial public offering of 9,200,000 of MCAC public units, which was consummated on May 13, 2022.
●	“Merger” means the merger of Merger Sub with and into ConnectM, with ConnectM as the surviving company.
●	“Merger Agreement” means that certain Agreement and Plan of Merger, dated as of December 31, 2022, by and among MCAC, Merger Sub and ConnectM.

●	“Meteora” means (i) Meteora Special Opportunity Fund I, LP, (ii) Meteora Capital Partners, LP and (iii) Meteora Select Trading Opportunities Master, LP.
●	“Private Placement Warrants” mean the 3,040,000 warrants issued to the Sponsor in a private placement that occurred simultaneously with the closing of the IPO, with each whole warrant entitling the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
●	“Public Rights” means the 9,200,000 public rights issued in the IPO, with each right entitling the holder to receive one-tenth (1/10) of one share of Class A Common Stock upon the consummation of an initial business combination.
●	“Public Warrants” means the 9,200,000 public warrants issued in the IPO, with each whole warrant entitling the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of the initial business combination and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation.
●	“Warrants” mean the MCAC Private Placement Warrants and the MCAC Public Warrants, collectively.
●	“Warrant Agreement” means the Warrant Agreement, dated May 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as amended.
●	“Rights Agreement” means the Rights Agreement, dated May 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as amended.
●	“SEC” means the U.S. Securities and Exchange Commission.
●	“Securities Act” means the Securities Act of 1933, as amended.
●	“Sponsor” means Monterrey Acquisition Sponsor, LLC, a Delaware limited liability company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses to complete our initial business combination;
●	our ability to complete our initial business combination with ConnectM (as defined herein) (including due to a failure of certain closing conditions), or any other initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

PART I

Item 1.	BUSINESS

Overview

We are a blank check company incorporated in Delaware on September 23, 2021, for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector. We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies. Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “MCAC” refer to Monterey Capital Acquisition Corporation, a Delaware corporation.

Our sponsor is Monterrey Acquisition Sponsor, LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (the “IPO” or “Initial Public Offering”) was declared effective on May 10, 2022. On May 13, 2022, we consummated the Initial Public Offering of 9,200,000 units (the “Units” and, with respect to the Class A Common Stock included in the Units, the “Class A Common Stock”), inclusive of 1,200,000 Over-Allotment Units (defined below) resulting from the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $92 million, and incurring offering costs (inclusive of the full exercise of the underwriter’s over-allotment option on May 13, 2022) of approximately $8.7 million, consisting of approximately $0.9 million of underwriting fees, approximately $3.7 million of deferred underwriting fees that will be paid only if a business combination is entered into, approximately $0.6 million representing the fair value of the 138,000 shares of Class A Common Stock we issued to the underwriter of the Initial Public Offering (the “Representative Shares”), approximately $2.5 million representing the fair value of the 600,000 Founder Shares (the “Transferred Founder Shares”) the Sponsor sold to the group of ten qualified institutional buyers and institutional accredited investors, which are not affiliated with the Company (the “Anchor Investors”), and approximately $1.0 million of other offering costs.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,040,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), which were purchased by our Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $3.04 million. Upon the closing of the Initial Public Offering and the Private Placement (including the additional Units sold in connection with the full exercise of the underwriter’s over-allotment option), $92,920,000 ($10.10 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the (the “Trust Account”).

If we are unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination up to two times by an additional three months each time) from the closing of the Initial Public Offering, or May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option (as defined herein)), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

While we may pursue an initial business combination target in any business, industry or geographical location, until we consummate our initial business combination, we intend to focus our search within the clean transition and carbon emission industries and sectors. Until we consummate our initial business combination, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management teams’ and board of directors’ established relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments and has done so successfully in a number of sectors, particularly in the clean energy sectors.

Our Leadership

Executive Team

Our management team has unique experience in identifying potential targets, structuring acquisitions and growth effectively, and growing businesses in the energy markets. Our management team is distinctively-positioned to identify and evaluate businesses in the clean transition sector due to extensive experience executing and building opportunities across the broader energy transition and sustainability arena. Additionally, our management team has created a reputation as knowledgeable operators, value-added investors and strategic partners in the clean transition sector that may help identify attractive investment opportunities whereby we can leverage our expertise and deep industry network to assist target businesses’ growth and value.

Bala Padmakumar, Chief Executive Officer and Chairman of the Board

Mr. Padmakumar, our Chief Executive Officer and the Chairman of our board of directors since September 2021, is a broad based entrepreneur and technologist with a strong background in strategic partnerships, product and business development, technology and operations, private equity, and venture capital environments. Since August 2020, Mr. Padmakumar has been a partner at Advantary LLC, where he specializes in business development and advises on strategic matters. Since January 2021, he has been actively partnering with the Asia practice of FocalPoint Partners LLC, a boutique investment bank on deal flow diligence in the clean transition space in Asia. Since June 2021, he has been an advisor to the Chief Executive Officer of NTherma Corporation on strategic relationships and capital raising activities. From July 2016 through December 2021, Mr. Padmakumar has also advised on deal flow and provided operational support to portfolio companies for a fund set up to support SK Telecom Co., Ltd.’s strategic interests. From 2007 through 2010, Mr. Padmakumar was a Venture Partner at X/Seed Capital Management, LLC, where he focused on transactions in the cleantech and materials sectors. Additionally, from 2011 to October 2020, Mr. Padmakumar was the Chief Executive Officer at Amperics, Inc., a developer and vendor of high energy density ultracap hybrid storage systems. Mr. Padmakumar also has extensive experience in the clean energy sectors, having been an advisor to Lionrock Batteries Ltd., which creates flexible batteries and high performance separator technology since 2019, an advisor to the board and CEO of Hyperscale Data Center Company, a company focused on energy usage efficiency in hyperscale data centers from 2018 to 2020, and an advisor to the chairman of Advanced Systems Automation Limited in Singapore, where he advised on issues surrounding urban transportation, High Energy Density Li Ion battery (NMC technology) and 3D printing technology from 2017 to 2019. Mr. Padmakumar also has broad experience advising on capital raising and corporate strategy, serving as a mentor to OneValley Inc., a global entrepreneurship platform for individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early stage companies from audio technologies to SaaS products. Mr. Padmakumar has a Bachelor’s Degree in Technology from the University of Madras in Chemical Engineering and a Master of Science Degree in Chemical Engineering from Stanford University.

Vivek Soni, Executive Vice President and Director

Dr. Soni, our Executive Vice President and a member of our board of directors since September 2021, has held board and crucial managerial positions at numerous businesses within the cleantech and venture space. Dr. Soni has been a member of Prithvi Ventures LLC since January 2021, a fund for investments in innovative cleantech companies, he has played a key role in investing over $25 million in 2021 and 2022 in the clean transition sector that includes investments in energy storage, electrical vehicle (EV) technology, renewable energy, and novel materials companies. Since September 2017, Dr. Soni has been on the Advisory Board of Reading Municipal Light Department, the largest municipal electric utility in Massachusetts and currently is the Chair. From 2016 to May 2022, he was the Managing Director for TiE Boston Angels, where he created a robust process for syndication and due diligence, and also grew investments threefold over five years. From 2007 to 2011, he was a Venture Advisor to Nomura International plc’s New and Clean Energy Technology Ventures fund, a late stage Cleantech VC fund. Since 2006, Dr. Soni has also been the Managing Partner of Boston Cleantech, a company that enables investors and entrepreneurs to grow businesses in cleantech, energy, chemicals, materials and manufacturing. His responsibilities include promoting early-stage companies and impact investing in cleantech, carbon capture and sequestration, and solar energy. Dr. Soni is also a member of the boards of directors of A.T.E Private Limited, A.T.E. Enterprises Private Limited and A.T.E. Huber Envirotech Private Limited, where he provides expertise on governance, technology, innovation, cleantech, fundraising, acquisitions and global expansion. Dr. Soni holds a Bachelor’s Degree in Technology from the Indian Institute of Technology, New Delhi, India, a Master of Science Degree in Polymer Science & Engineering from the University of Massachusetts, Amherst, a Ph.D. in Polymer Science & Engineering from the University of Massachusetts, Amherst, and an Executive Development Program certificate from the Kellogg School of Management at Northwestern University.

Daniel Davis, Chief Financial Officer

Mr. Davis, our Chief Financial Officer since 2021, is a skilled financial executive with a proven background in managing and growing companies. Mr. Davis served as the Chief Administrative Officer of SeQure Dx, Inc., a company focused on providing off-target diagnostics in gene editing from April 2021 to October 2021, and as the Chief Financial Officer of SeQure Dx, Inc. from November 2021 to November 2022. Prior to that, from 2007 through April 2020, Mr. Davis was a Director in the Life Sciences and Technology Practice at Accounting Management Solutions (“AMS”), and subsequently, following its acquisition, at CliftonLarsonAllen LLP, an accountancy firm. At AMS, Mr. Davis founded and managed the life sciences practice and provided strategic consulting on complex engagements surrounding fundraising and mergers and acquisitions strategies. Mr. Davis is also co-founder, acting Chief Financial Officer and Director of AngioWave Imaging, LLC, where he led an over-subscribed seed round, and was a key contributor to the strategic plan and drove the forecasting for the five-year plan. Mr. Davis received his B.A. in Political Science from Brown University and his M.B.A from the University of Pennsylvania, Wharton School of Business.

Independent Directors

We intend to be actively involved in the strategy and operations of our target companies and have assembled a number of seasoned corporate executives and professional advisors to serve as our independent directors. These executives have been chosen for their extensive sector experience — within mergers and acquisitions, venture capital/private equity and technology sectors — or for their extensive executive and legal experience in managing successful and disruptive high-growth companies and financial strategies. Our independent directors provide a broad network of operational experience, various industry perspectives, and management capabilities to supplement our management’s network of potential target opportunities.

Leela Gray, Director

Ms. Gray, a member of our board of directors since 2021, is a retired Brigadier General with 30 years in the U.S. Army, including seven in the U.S. Army Reserve while in corporate positions developing business expertise. Ms.Gray has served as a Director of Empower Rideshare, a SaaS company disrupting the ride hailing industry, since November 2021, and Cycurion, Inc., a Network Communications and Information Technology Security Solutions provider, since March 2022. Between November 2018 and May 2019, Ms. Gray served as Strategic Advisor to United States Army Cyber Command, playing a key role in innovating and modernizing cyber policy shaped by her market and stakeholder insights, including her tenure at the Department of State, where she created interagency and international partner initiatives in Cyber/Information Warfare. Prior to that, from August 2016 to July 2018, Ms. Gray served as a Deputy Commanding General at the U.S. Army Central Command guiding strategies to transform operations and logistics. As a National Security senior executive with Top Secret clearance, Ms. Gray represented the United States internationally, shaped policy, and advised logistics and governance, building on a global perspective that also included two combat operations and one peacekeeping mission. Since June 2020, Ms. Gray has been a mentor at Tampa Bay WAVE’s Tech Accelerator programs. From July 2019 to June 2021, Ms. Gray served on the Executive Board of Alpha Omicron Pi Fraternity, a $100 million international nonprofit with over 100,000 members. Ms. Gray currently serves on the Advisory Board of Empower Rideshare, SaaS ridesharing company alternative to Uber and Lyft and holds the National Association of Corporate Directors (NACD) Directorship Certification™. Ms. Gray earned a Master of Strategic Studies from the United States Army War College, an M.A. in Journalism from Ball State University, and a B.A. in Communications from Elon University.

Kathy Cuocolo, CPA, Director

Ms. Cuocolo, a member of our board of directors since 2021, is a versatile executive and director with demonstrated success in developing and managing financial services operations on a global basis. Ms. Cuocolo is currently a director and Audit Chair of Greenbacker Renewable Energy Company LLC and a director at Syntax ETF Trust. Her prior directorships include President and Director of The China Fund, Inc., which invests primarily in private placements in mainland China, Chairperson of Select Sector ETF Trust, and director of Guardian Life family of funds. From 2014 through March 2020, Ms. Cuocolo was the president of Syntax Advisors, LLC where she was responsible for all aspects of business operations and the development of its financial management products. Prior to that, from 2008 until 2013, Ms. Cuocolo was a Managing Director and Division Head for the Mutual Fund and global ETF Services for The Bank of New York Mellon Corporation, where she was responsible for the operations and strategic planning for these business lines. Prior to that, from 1982 until 2003, Ms. Cuocolo served in various roles at State Street Corporation, including as an Executive Vice President, Division Head of Investor Products and Services, where she was responsible for operations and strategic planning. Ms. Cuocolo was a member of the corporations’ Executive Operating Committee responsible for all aspects of business strategy. During her 22 years at State Street, Ms. Cuocolo led the firm to become the largest fund administrator in the U.S., with over $1.2 trillion in assets. Prior to State Street, Ms. Cuocolo was an auditor at PriceWaterhouseCoopers LLP. Ms. Cuocolo received her B.A. in Accounting, summa cum laude, from Boston College, and holds a Masters Professional Director Certificate from the American College of Corporate Governance. Ms. Cuocolo received her CPA license in the Commonwealth of Massachusetts in 1981.

Stephen Markscheid, Director

Mr. Markscheid, a member of our board of directors since 2021, is currently the Managing Partner of Aerion Capital and currently serves as a director of Fanhua, Inc. (Nasdaq: FANH), JinkoSolar Holding Co., Ltd. (NYSE: JKS), Zhongjin Technology Services Group Company Limited (HKEX: Stock Code 08295), UGE International Ltd. (TSXV: UGE.V), and Four Leaf Acquisition Corporation (Nasdaq: FORL). In addition, Mr. Markscheid serves as a Board Advisor to several companies, including NanoGraf Corporation, Intelligent Generation LLC, Nulyzer Inc. and Hago Energetics, Inc., Mr. Markscheid also serves as a trustee emeritus of Princeton-in-Asia and Chairman Emeritus of KX Power, a UK based energy storage project developer. From 1998 until 2006, Mr. Markscheid served as a Director of Business Development and Senior Vice President and led GE Capital’s business development activities in China and the Asia Pacific region, primarily focusing on acquisitions and direct investments. Prior to GE, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. Mr. Markscheid was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. Mr. Markscheid earned a B.A. in East Asian Studies from Princeton University in 1976, an M.A. in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian.

Proposed Business Combination

On December 31, 2022, MCAC, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MCAC, ConnectM Technology Solutions, Inc., a Delaware corporation (“ConnectM”), and Chronos Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MCAC (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, a business combination between MCAC and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of MCAC (the “Merger”).

As a result of the Merger, among other things, each share of ConnectM common stock, par value $0.0001 per share (“ConnectM Common Stock”), and ConnectM preferred stock, par value $0.0001 per share (“ConnectM Preferred Stock”, and together with ConnectM Common Stock, “ConnectM Stock”) (but excluding shares the holders of which perfect rights of appraisal under Delaware law), will be converted into the right to receive such number of shares of common stock, par value $0.0001 per share, of MCAC common stock as calculated based on the Exchange Ratio as set forth in the Merger Agreement. “Exchange Ratio” is defined in the Merger Agreement to be the quotient of (a) the merger consideration (the “Merger Consideration”) (as defined below), divided by (b) the number of shares of ConnectM capital stock outstanding as of immediately prior to the Effective Time (as defined below), including any shares underlying outstanding warrants to purchase ConnectM Common Stock and excluding any shares of ConnectM capital stock held in treasury by ConnectM. The Merger Consideration is 14,500,000 shares of MCAC Common Stock, subject to an upward adjustment depending on the extent to which MCAC’s transaction expenses (as defined in the Agreement and Plan of Merger) exceed $8,000,000.

Consummation of the transactions contemplated by the Merger Agreement are subject to satisfaction or waiver of customary conditions of the respective parties, including receipt of required regulatory approvals, receipt of approval from shareholders of each of the company and ConnectM for consummation of the Merger and certain other actions related thereto by our shareholders.

The Merger Agreement may be terminated prior to the time at which the Merger becomes effective (the “Effective Time”) as follows: (i) by mutual written consent of MCAC and ConnectM, (ii) by either MCAC or ConnectM if the Merger is not consummated on or before November 13, 2023 (the “Outside Date”), provided that the failure to consummate the Merger by the Outside Date is not due to a material breach by the party seeking to terminate and which such breach is the proximate cause for the conditions to close not being satisfied, (iii) by either MCAC or ConnectM if the other party has breached any of its covenants or representations and warranties such that closing conditions would not be satisfied at the consummation of the business combination (the “Closing”) (subject to a 30-day cure period for breaches that are curable), provided that such right to terminate will not be available to either party if it has breached in any material respect its obligations set forth in the Merger Agreement in any manner that will have proximately contributed to the occurrence of the failure of a condition to the consummation of the Merger, (iv) by either MCAC or ConnectM if a governmental entity shall have issued a law or final, non-appealable governmental order, rule or regulation permanently restraining, enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement in a manner that has proximately contributed to the governmental action, (v) by either MCAC or ConnectM if MCAC stockholder approval shall not have been obtained by reason of the failure to obtain the required vote upon a vote held at the special meeting or any adjournment thereof, (vi) by written notice from MCAC to ConnectM if the Company stockholders do not approve the merger agreement within two days following the date of the Merger Agreement, or (vii) by written notice from ConnectM to MCAC if the our board of directors shall have publicly withdrawn, modified, withheld or changed its recommendation to vote in favor of the Merger and other proposals, if such notice is given by ConnectM within 15 business days after such action (or inaction) by the Board.

In the event the Merger Agreement is terminated in certain of the circumstances described above, MCAC will be obligated to reimburse ConnectM for up to $1,200,000 of its transaction expenses.

In connection with the proposed business combination with ConnectM, MCAC has entered and plans to enter into certain related agreements, including the below.

Sponsor Support Agreement

In connection with the execution of the Merger, the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”) with MCAC, certain independent directors of MCAC, and ConnectM, pursuant to which the Sponsor and the independent directors of MCAC have agreed to waive, subject to, conditioned upon and effective as of immediately prior to, the Effective Time, the adjustment to the conversion ratio set forth in our charter with respect to our Founder Shares and vote all shares of our Class A Common Stock and Founder Shares beneficially owned by them in favor of the Merger. The Sponsor and the independent directors of MCAC have also agreed, that in the event less than all of the holders of our Class B Common Stock execute the Registration Rights Agreement (as defined below), they will agree to waive certain rights under that certain Registration Rights Agreement, dated May 10, 2022, by and among MCAC, Sponsor and the independent directors.

Company Stockholder Support Agreement

In connection with the execution of the Merger Agreement, MCAC entered into a stockholder support agreement (the “Company Stockholder Support Agreement”) with ConnectM and the ConnectM Stockholders, pursuant to which to the ConnectM Stockholders agreed to vote all shares of ConnectM Stock beneficially owned by them in favor of the Merger.

Lock-Up Agreement/Transfer Restrictions

In connection with the execution of the Merger Agreement, MCAC, the Sponsor, and certain ConnectM Stockholders also entered into lock-up agreements, which shall become effective as of the Effective Time (the “Lock-up Agreements”), pursuant to which, subject to certain limited exceptions, each of the Sponsor and the Company stockholders has agreed not to transfer any of its shares of our Class A Common Stock and Class B Common Stock during the period beginning on the closing date of the business combination (the “Closing Date”) and ending on the earlier of (A) 180 days after the Closing Date and (B)(x) the date on which the price of our Class A Common Stock equals or exceeds $16.50 for any 20 trading days within any 30 trading day period following the 150th day after the Closing Date, or (y) a Change of Control (as defined in the Lock-up Agreements).

Amended and Restated Registration Rights Agreement

In connection with the Closing, MCAC, the Sponsor, certain existing stockholders of MCAC and certain stockholders of ConnectM who will receive shares of MCAC Common Stock pursuant to the Merger Agreement will enter into an amended and restated registration rights agreement (“Registration Rights Agreement”) mutually agreeable to MCAC and ConnectM and in substantially the form attached to the Merger Agreement, which will become effective upon the consummation of the Merger. MCAC has agreed that, prior to the Closing, it will request that each holder of our Class B Common Stock execute an amended and restated registration rights agreement

(“Registration Rights Agreement”) mutually agreeable to MCAC and ConnectM and in substantially the form attached to the Merger Agreement, among MCAC, certain stockholders of ConnectM and each holder of our Class B Common Stock.

Forward Purchase Agreement.

In connection with the execution of the Merger Agreement, MCAC and Meteora Special Opportunity Fund (“Meteora”), entered into the Forward Purchase Agreement for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Meteora intends to purchase in the open market through a broker shares of MCAC Class A Common Stock, after the date of the Forward Purchase Agreement from holders of our Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of our Class A Common Stock (such holders, “Redeeming Holders”) pursuant to the redemption rights set forth in our charter, in connection with the execution of the Merger Agreement, up to a maximum of 6,600,000 shares of our Class A Common Stock at a price equal to the redemption price, currently estimated at approximately $10.19 per share of our Class A Common Stock (based on the amount of $94,209,804 held in the Trust Account as of December 31, 2022, less $441,166 of estimated income and franchise taxes to be paid from the interest and dividend income earned in the Trust Account) to be paid to investors who elect to redeem their shares at MCAC’s redemption deadline (the “Initial Price”); provided that Meteora may not beneficially own greater than 9.9% of the issued and outstanding shares on a post-merger pro forma basis. Meteora has agreed to waive any redemption rights with respect to any shares of our Class A Common Stock in connection with the Merger. Such waiver may reduce the number of shares of our Class A Common Stock redeemed in connection with the Merger, which reduction could alter the perception of the potential strength of the Merger. The number of shares of our Class A Common Stock purchased by Meteora, not including the Share Consideration Shares (as defined below), shall be referred to as the “Recycled Shares.”

The Forward Purchase Agreement provides that not later than one local business day following the execution date of the Merger Agreement (the “Prepayment Date”), MCAC will pay to Meteora, out of funds held in the Trust Account, a cash amount (the “Prepayment Amount”) equal to (x) the product of the number of Recycled Shares and the Initial Price less (y) an amount equal to 1% of the product of the number of Recycled Shares and the Initial Price (the “Prepayment Shortfall”). At the written request of Meteora, the Prepayment Amount must be deposited into an escrow account simultaneously with the Closing. In addition to the Prepayment Amount, MCAC shall pay directly from the Trust Account on the Prepayment Date, an amount equal to the product of 40,000 and the Initial Price (the “Additional Consideration”), for the purpose of repayment of Meteora having actually purchased additional shares of our Class A Common Stock (the “Share Consideration Shares”) from third parties prior to the Closing. The Additional Consideration shall be free and clear of all obligations of Meteora in connection with signing a definitive agreement for the Forward Purchase Transaction.

From time to time following the Closing, Meteora may sell Recycled Shares at any time and at any sales price, without payment by Meteora of any Early Termination Obligation (as defined in the Forward Purchase Agreement), until such time as the proceeds from the sales equal 100% of the Prepayment Shortfall.

From time to time following the Closing and prior to the earliest to occur of (a) the third anniversary of the Closing and (b) the date specified by Meteora in a written notice to be delivered to MCAC at Meteora’s discretion after the occurrence of any of a (x) Trigger Event (defined below) or (y) Delisting Event (each as defined in the Forward Purchase Agreement) (in each case, the “Maturity Date”), Meteora may, in its sole discretion, sell some or all of the shares. On the Maturity Date, the escrow agent shall transfer to Meteora an amount in cash equal to the product of (x)(i) the number of shares as set forth in the initial Pricing Date Notice (as defined in the Forward Purchase Agreement) less (b) the number of Terminated Shares (as defined in the Forward Purchase Agreement) (the “Matured Shares”) multiplied by (y) the Initial Price and Meteora shall transfer to the escrow agent for the benefit of MCAC the Matured Shares less the Maturity Shares and the Penalty Shares (each as defined below). On the last trading day of each week following the merger, Meteora will pay to the Combined Company the product of the number of shares sold multiplied by the Reset Price. The “Reset Price” shall initially be the Initial Price and shall be adjusted on the first scheduled trading day of each week commencing with the first week following the thirtieth day after the Closing to be the lowest of (a) the then-current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior week, but not lower than $7.50; provided that to the extent that MCAC or the Combined Company offers and sells any shares or securities convertible into shares at a price lower than the Initial Price, the Reset Price, shall be modified to equal such reduced price at which such securities may be issued. Meteora will retain any sale proceeds in excess of the product of the number of shares sold by Meteora and the Reset Price.

In the event that the VWAP Price of the Class A Common Stock falls below $5.00 per share for any 20 trading days during a 30 trading day period beginning 30 days following the closing of the Merger (a “Trigger Event”), then Meteora may elect to accelerate the Maturity

Date to the date of such Trigger Event. At the Maturity Date, the Combined Company is required to purchase from Meteora, subject to Meteora’s consent, all of the unsold shares for consideration equal to an amount, in cash or shares at the sole discretion of Combined Company (the “Maturity Consideration”), equal to (a) in the case of cash, the product of the unsold shares and $2.00, or $2.50, solely in the event of a Registration Failure (as defined in the Forward Purchase Agreement), and (b) in the case of shares, such number of shares (the “Maturity Shares”) with a value equal to the product of the unsold shares and $2.00, or $2.50, solely in the event of a Registration Failure, divided by the VWAP Price of the Shares for the 10 trading days prior to the Maturity Date; provided that the Maturity Shares used to pay the Maturity Consideration are freely tradable. If the Maturity Shares are not freely tradable, Meteora shall instead receive such number of shares equal to the product of (i) three (3) and (ii) 6,600,000 minus the Terminated Shares (as defined in the Forward Purchase Agreement) (the “Penalty Shares”); provided, however, that if the Penalty Shares are freely tradable within 45 days after the Maturity Date, Meteora shall return such number of Penalty Shares that are valued in excess of Maturity Consideration based on the 10-day VWAP ending on the date that such shares satisfied the Share Conditions.

Pursuant to the terms of the Forward Purchase Agreement, MCAC agreed to pay to Meteora an amount equal to the reasonable and documented attorney fees and other reasonable out-of-pocket expenses related thereto actually incurred by Meteora or its affiliates in connection with this Forward Purchase Transaction not to exceed (a) $75,000, (b) a quarterly fee of $5,000 (initially payable on the Trade Date (as defined in the agreement) and upon the first business day of each quarter and (c) expenses actually incurred in connection with the acquisition of the shares in an amount not to exceed $0.05 per share and $0.03 per disposition of each share.

In addition, pursuant to the terms and conditions of the Forward Purchase Agreement, ConnectM and the Combined Company agree, from and after December 31, 2022, not to incur in excess of $25.0 million of indebtedness through and including the 90th day following the Prepayment Date without the prior written consent of Meteora.

A break-up fee equal to (i) all of Meteora’s reasonable and documented fees and expenses relating to the Forward Purchase Agreement capped at $75,000 plus (ii) $500,000, shall be payable by the Combined Company to Meteora in the event the Forward Purchase Agreement is terminated by MCAC.

In connection with the IPO, Meteora and its affiliates entered into an investment agreement with MCAC and the Sponsor pursuant to which Meteora and its affiliates purchased 792,000 Units of MCAC at the initial public offering price of $10.00 per unit and 60,000 Founder Shares, at a purchase price of approximately $0.009 per Founder Share (the “Meteora Founder Shares)”.

The foregoing descriptions of the Merger Agreement, Sponsor Support Agreement, Company Stockholder Support Agreement, Lock-up Agreements, Registration Rights Agreement, and the Forward Purchase Agreement and the transactions contemplated thereunder are not complete and are qualified in their entirety by reference to the respective agreements (as may, from time-to-time, be amended or supplemented in accordance with their terms), copies of which are filed as exhibits to this Annual Report on Form 10-K. The aforementioned agreements and the foregoing descriptions thereof have been included to provide investors and stockholders with information regarding the terms of such agreements, do not purport to be complete, and are qualified in their entirety by the full text of the respective agreements (either in final (for documents executed as of the date hereof) or substantially final (for documents which are unexecuted as of the date hereof) form. They are not intended to provide any other factual information about the parties to the respective agreements. The respective representations, warranties and covenants contained in such agreements were made only as of specified dates for the purposes of each such agreement, were solely for the benefit of the parties to each such agreement and may be subject to qualifications and limitations agreed upon by such parties. In particular, in reviewing the respective representations, warranties and covenants contained in each such agreement and discussed in the respective foregoing description, it is important to bear in mind that such representations, warranties and covenants were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts. Such representations, warranties and covenants may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC, and, with respect to the Merger Agreement, are also qualified in important part by a disclosure letter delivered by ConnectM to the Company in connection with the Merger Agreement. Investors and stockholders are not third-party beneficiaries under the Merger Agreement or other foregoing agreements except as expressly contemplated therein. Accordingly, investors and stockholders should not rely on such representations, warranties and covenants as characterizations of the actual state of facts or circumstances described therein. Information concerning the subject matter of such representations, warranties and covenants may change after the date of the Merger Agreement and each such other agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures.

Other than as specifically discussed, this report does not assume the closing of the Merger contemplated by the Merger Agreement.

Industry Opportunity

Decarbonization and clean transition from legacy fossil fuel use are high priorities that are impacting all aspects of the global economy. Some of the major opportunities that we find very attractive are:

●	EV charging infrastructure, advanced battery chemistries and fuel cells and hydrogen infrastructure;
●	Advanced powertrain and battery management and vehicle-to-grid solutions;
●	Distributed energy resource management, demand response and transactive energy solutions, and artificial intelligence (AI) and machine learning (ML) approaches;
●	Drone and remote sensing solutions; and
●	Novel materials and processes for decarbonization of industrial processes, transportation and built infrastructure.

Advances in AI and ML are driving advances in many of the energy sectors and we are aware of tremendous value creation at the intersection of the clean transition, the electric grid, mobility and data. We believe that there are many attractive acquisition targets, which, with appropriate capital infusion in a SPAC process can yield transactions with a final enterprise value between, approximately, $250 million to $1 billion with a strong potential for growth in the next decade. Through our network and domain expertise, we have a pipeline of numerous opportunities, several of which are proprietary.

Business Strategy

One of our business theses is that the time-proven IPO process imposes avoidable delays and costs on both new companies and investors. We believe the increase in SPAC IPO issuance and merger activity in 2020 and 2021 validates the SPAC structure’s ability to address some of the problems with the IPO process, which are commonly discussed among public technology investors today. Fundamental technology investors find it difficult to own stock in new technology companies during their pre-revenue and/or pre-profit phases because technology companies are typically required by most investment banks to produce a string of revenue growth quarters with profit or near-profit before they are allowed to do an IPO. We may offer earlier access to a technology company that is reporting milestones as opposed to revenue or profits, but we certainly also consider companies on the IPO track, with growing revenue on the path to profitability.

Our team has seen new technology companies face these issues in the context of a traditional IPO:

1.	Late-stage public funding expensive and hard to source. In the period just prior to profitability, a company may need large amounts of working capital or more capacity or to exploit a research and development, or R&D, breakthrough, which are all good signs. Unfortunately, this cash drain is often funded with significant dilution by venture capital or high-coupon debt. We intend to facilitate earlier public investment in a private company earlier in the process.
2.	Pre-IPO R&D stall. Prior to its IPO, a company is incentivized to depress its operating expenses, including R&D expenses, to bolster its profitability. This may delay second-product introduction and other investments that put the company at a disadvantage relative to its more mature competitors for a period of a year or more (i.e., for the time needed to create the consecutive series of profitable quarters often mandated by investment banks).
3.	Low corporate visibility. Privately held companies can certainly become prominent in the era of the “unicorn”, but we believe there is nothing like open debate in the market over a company’s prospects to make the public — not to mention prospective customers and business partners — aware of an important new company.
4.	Missed opportunities for target size. Consistent with our investment thesis as described above, we plan to target businesses with total enterprise values ranging from $250 million to $1 billion in the clean transition sector. We believe the traditional underwritten initial public offering process and many other special purpose acquisition companies are focused on target businesses with valuations in the higher end of the range, and that there are many missed high growth opportunities in the clean transition sector with more modest enterprise valuations of $250 million to $600 million that are not being served.

The use of SPACs to effect public offerings earlier can bring on potential new problems caused by the accelerated entry of immature companies into public markets. For our target candidate, we intend to address the following common problems and mitigate them to the best of our ability.

1.	Incomplete or inaccurate financial reports may lead to unsound internal business decisions which may necessitate future restatements of financial reports. We will work to install Sarbanes-Oxley-compatible systems in our target company as early as possible.
2.	Second product stall (R&D based). We have observed that R&D product pipelines can also stall if a startup company relies solely on a group of very good engineers whose skill allows them to develop a new product with informal new-product documentation and scheduling systems. When some of those engineers move on or move up, the company’s R&D pipeline may suffer from repeated rework delays. We have direct experience with new product development processes and tools that will help ameliorate and address second product stall.
3.	Revenue over-forecasting. The use of third-party customer relationship management (CRM) software is now common, but we have observed that poor quality control of the funnel data input, and the use of simplistic algorithms to create revenue estimates from sales funnel data often lead to inflated revenue predictions. We are sensitive to the importance of accurate revenue projections and will work to ensure responsible revenue projections based on products and customer contracts.
4.	High manufacturing costs. Manufacturing creates many high-quality blue-collar jobs, but America’s manufacturing sector has been shrinking, which in turn has diminished the hiring pool. This forces companies to automate manufacturing.
5.	Poor product quality. Quality should be a way of life in all corporate activities, not just a mathematical system to measure and eliminate product defects. For example, we view Sarbanes-Oxley practices as financial quality-assurance systems. Several members of our management team and board of directors have worked personally for years on corporate-level quality systems and quality culture development processes, and we can leverage their experience to help integrate quality management into an organization that needs to improve product quality.
6.	Inadequate planning often shows up in public reports, for example, as late new products, long product lead times, quarterly revenue misses and unanticipated competitor success. We often see emerging companies plan poorly or even do no planning in some disciplines. While we certainly cannot promise to fix all of the formalities listed above, we can share excellent planning tools in multiple disciplines with our top-few prospective target companies.

We expect to leverage the full resources of the management team to help optimize business strategies, drive operational improvements and cultivate managerial talent on behalf of our initial business combination.

Business Process

Our mission is to provide fundamental public technology investors with early access to an attractive clean transition company. After our top-few prospective target companies are identified, we analyze their business processes, systems, and disciplines relative to what we believe is required for stable and predictable performance. Then, if the target desires to partner with us, we will offer our help.

Finally, we will offer our target company consulting support from our internal and external experts. Given that strategy, some of our key directors may remain on the board of directors of the combined company.

In the event we seek to complete our initial business combination with an affiliated company, we, or a committee of our independent directors, will obtain outside opinions to assess the fairness of the combination from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that commonly renders valuation opinions to ensure that our initial business combination is fair to our shareholders prior to their vote to on our initial business combination.

Members of our management team directly or indirectly own our common stock and also directly or indirectly own our placement warrants. This may also lead to individual conflicts of interest when we determine whether a particular target business is appropriate for our initial business combination or when we choose directors for the combined company. Any conflicts will be disclosed to shareholders prior to their vote on the initial business combination. Please see the Risk Factor titled, “We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.”

Acquisition Process

Our management team’s operational and investment track record in the clean transition, decarbonization, and related sectors provides us with a deep understanding of challenges faced by business operators and owners in this sector. We expect that our diligence may include assessments of the potential target company’s competitive advantages through meetings with management and key employees, key customers, interactions with consultants and experts within our network, visits to key operating facilities and a review of financial, legal and operational documents. We intend to utilize our ability to formulate creative solutions from operational experience, capital structure, growth and vision to unlock shareholder value.

In addition, we expect to retain and work with financial advisors and legal counsel as well as industry consultants to conduct due diligence, develop strategic plans and implement operational strategies. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary duties or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary duties or contractual obligations, he or she may need to honor these fiduciary duties or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Competitive Advantages

We intend to capitalize on the following competitive advantages in our pursuit of a target company:

●	Leadership of an Experienced Management Team. Our management team has decades of experience in the clean energy sector, having a long track record of attaining opportunities through proprietary transaction sources and a wide network of relationships. Additionally, we believe that the operational experience of our management team should enable us to enhance the strategic vision and operational performance of the assets and businesses that we acquire in order to maximize value for shareholders. We believe our expertise in identifying and sourcing compelling investment opportunities combined with our strategic and operational proficiency in creating value provides a competitive advantage relative to other strategic and financial buyers.
●	Established Deal Sourcing Network. We believe the strong track record of our management team and board of directors will provide access to quality initial business combination partners. In addition, through our management team and board of directors, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.
●	Status as a Publicly Listed Acquisition Company. We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become a publicly listed company, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once publicly traded, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. This can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Target Size: Consistent with our investment thesis as described above, we have and will continue to target businesses with total enterprise values ranging from $250 million to $1 billion in the clean transition sector.
●	Companies that operate in clean transition and carbon emission industries and sectors that are ripe for technological disruption or are currently undergoing fundamental transformations. We focus on companies that replace dirty carbon emission processes or enable a cleaner solution or process.
●	Companies with an attractive and defensible competitive position. We target companies with defensible market positions that we believe offer long-term competitive advantages. These could include proprietary technology, a leading product suite, strong market share or an actionable path to gaining significant market share or creative use of existing technology that we believe is enduring and unique.
●	Businesses with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that are addressing large addressable markets and have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.
●	Businesses with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.
●	Significant operating advantage. We seek to invest in companies that we believe possess not only proven business models and sustainable competitive advantages, but also unit economics that will yield significant economies of scale with continued growth.
●	Strong Management. We seek companies with strong management teams already in place. We will spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.
●	Accretive use of proceeds. We seek investment opportunities where our capital will help fund growth, not just provide shareholder liquidity. We believe it is important that our transaction will help create shareholder value by funding the development of new products, increasing investment in sales and marketing or capacity expansion.
●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
●	Appropriate Valuations and Upside Potential. We apply rigorous, criteria-based, disciplined, and valuation-centric metrics. We intend to acquire a target on terms that we believe provide significant upside potential while seeking to limit risk to our investors.

These criteria are not intended to be exhaustive and may not be applicable to our proposed business combination with ConnectM. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, including but not limited to our proposed business combination with ConnectM, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We will have until May 13, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by May 13, 2023, we may extend the period of time to consummate a business combination, up to two times by an additional three months each time, at $0.10 per share outstanding after the redemptions per extension, for a total of $0.20 per share outstanding after the redemptions aggregate in trust (the “Extension Option”). If the proposed business combination is not completed by May 13, 2023, or until November 13, 2023 if we decide to exercise the Extension Option, the 3,040,000 MCAC Private Placement Warrants purchased for a total purchase price of $3,040,000, will be worthless.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with businesses in the clean transition sector and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience and bring additional relationships that further broaden our network.

This network has provided our management team with a flow of referrals that have resulted in numerous past transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms, law firms and large business enterprises.

Members of our management team and our independent directors directly or indirectly own Founder Shares, Public Rights, Public Warrants and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Similarly, our financial advisor may work with other special purpose acquisition companies. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A Common Stock (or shares of a new holding company) or for a combination of our shares of Class A Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

As of December 31, 2022, we had funds available for an initial business combination in the amount of $90,088,638 assuming no redemptions and after future payment of $3,680,000 of deferred underwriting fees, and $441,166 in franchise and income taxes, and before fees and expenses associated with our initial business combination. With these funds we can offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of from our IPO and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A Common Stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, until we consummate our initial business combination, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay our Sponsor, a total of $10,000 per month, for up to 12 months, for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses actually incurred related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors in our IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

Lack of Business Diversification

●	For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may: subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A Common Stock that will be equal to or in excess of 20% of the number of shares of our Class A Common Stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or Public Warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A Common Stock, Public Rights or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our Sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by May 13, 2023 (or November 13, 2023 if we use our options to extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. The Anchor Investors will not be entitled to redemption rights with respect to any Founder Shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares held by them and any public shares acquired during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need 34,501 or 0.36%, of the 9,338,000 public shares sold in the IPO to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved. In the event that all shares of our outstanding common stock are voted, we would need 2,369,001 or 25.36%, of the 9,338,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. The Anchor Investors will not be entitled to redemption rights with respect to any Founder Shares held by them, in connection with the completion of our initial business combination, but they will be entitled to such rights with respect to any public shares held by them.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of the closing of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

In the event that the Anchor Investors hold all of their Units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the Founder Shares, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our Anchor Investors are not obligated to continue owning any public shares following the closing of our IPO and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these Anchor Investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such Anchor Investors will vote on any business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option). In the event we decide to exercise the Extension Option, investors will not have voting rights nor redemption rights in connection with such additional three-month extensions.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only until May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option), to complete our initial business combination. If we are unable to complete our initial business combination by May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination by November 13, 2023.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business or certain amendments to our charter prior thereto combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes divided by the number of then outstanding public shares. In the event we decide to exercise the Extension Option, investors will not have voting rights nor redemption rights in connection with such additional three-month extensions. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $525,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following November 13, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 13, 2023 (or November 13, 2023 if we decide to exercise the Extension Option), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights and Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 419 Webster Street, Monterey, California, and our telephone number is (831) 649-7388. We consider our current office space adequate for our current operations.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

Our internet address is https://montereycap.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1A.RISK FACTORS

SUMMARY RISK FACTORS

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our Class A Common Stock, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth below. Such risks include, but are not limited to:

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our Public Warrants and Public Rights will expire worthless.
●	If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers and their affiliates may elect to purchase shares, Public Rights or Public Warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A Common Stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, Public Rights or Public Warrants, potentially at a loss.
●	We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Risks Relating to our Search for, Consummation or, or Inability to Consummate, a Business Combination and Post Business Combination Risks

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirements, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares held by them, as well as any public shares purchased during or after the IPO (including in open market and privately negotiated transactions), in favor of our initial business combination. The Anchor Investors have agreed to vote any Founder Shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ Founder Shares we would need only 34,501 or 0.36%, of the 9,338,000 public shares and Representative Shares sold in the offering to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted) or 2,369,001 or 25.36% (assuming all issued and outstanding shares are voted) in order to have our initial business combination approved. In the event that our Anchor Investors vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our Anchor Investors were and still are not obligated to continue owning any public shares following the IPO and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these Anchor Investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such Anchor Investors will vote on any business combination. As a result of the Founder Shares that the Anchor Investors may hold, each Anchor Investor may have different interests with respect to a vote on an initial business combination than other public stockholders. Among other matters, the Anchor Investors’ investments in the Founder Shares will generally be worthless if we do not consummate an initial business combination within 12 months, or if we decide to extend the period of time to consummate our business combination up to two times by an additional three months each time, at $0.10 per extension, for a total of $0.20 aggregate in trust, within 18 months, from the closing of the IPO, as described in more detail in this prospectus, and these investors will benefit more than our public stockholders from our completion of an initial business combination and may benefit from an initial business combination even if our public stockholders experience a loss. Accordingly, these investors may be more likely to favor any proposed initial business combination transaction even if our public stockholders do not favor the transaction. The Anchor Investors will also have the potential to realize enhanced economic returns and overall economic outcome from their investment in us in comparison to our other public stockholders who are not making anchor investments and purchasing Founder Shares. Our initial stockholders will own shares representing approximately 14.6% of our outstanding shares of common stock immediately following the completion of the IPO and the private placement (including the representative shares and assuming the initial stockholders and Anchor Investors do not purchase any units in the IPO). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination, and the agreement by the Anchor Investors to vote any Founder Shares held by them in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Since our Anchor Investors own Founder Shares, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

The Anchor Investors own Founder Shares. The Anchor Investors will benefit from any appreciation in the value of the Founder Shares above that nominal amount, provided that we successfully complete a business combination. As a result of their interest in the Founder Shares, the Anchor Investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public stockholders.

Unlike other blank check companies, we may extend the time to complete a business combination by up to two times by an additional three months each time, at $0.10 per extension, for a total of $0.20 aggregate in trust, for a maximum total of 18 months, without a stockholder vote or your ability to redeem your shares.

We have until May 13, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by that time, we may extend the period of time to consummate an initial business combination, up to two times, by an additional three months each time, at $0.10 per share outstanding after the redemptions per extension, for a total of $0.20 per share outstanding after the redemptions aggregate in trust, for a maximum total of 18 months, without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith. Pursuant to the terms of the amended and restated certificate of incorporation and our registration statement/prospectus in connection with the Initial Public Offering, if we decide to exercise the Extension Option and do not complete the initial business combination within the prescribed time frame, (i) we shall redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions as further described herein; and (ii) investors will have no voting rights and no redemption rights in connection with the additional three-month extensions.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Common Stock result in the issuance of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

Our Sponsor paid an aggregate of $25,000 for the Founder Shares, or approximately $0.009 per Founder Share (prior to the forfeiture on May 10, 2022 of 575,000 Founder Shares). As a result of this low initial price, our Sponsor, its affiliates, our management team and the Anchor Investors stand to make a substantial profit even if the Company declines in value after an initial business combination or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our Founder Shares, our Sponsor, its affiliates, our management team and the Anchor Investors could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their Founder Shares.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by May 13, 2023 (or November 13, 2023 if we use our options to extend the period of time to consummate a business combination) from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our Warrants and Public Rights will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by May 13, 2023 (or November 13, 2023 if we use our options to extend the period of time to consummate a business combination) from the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our Warrants and Public Rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers and their affiliates may elect to purchase shares, Public Rights or Public Warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers or their affiliates may purchase shares, Public Rights or Public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares, Public Rights or Public Warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share of a public stockholder would receive if it elected to redeem its share in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A Common Stock, Public Rights or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name”, to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, Public Rights or Public Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2023 (or

November 13, 2023 if we use our options to extend the period of time to consummate a business combination) from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by May 13, 2023 (or November 13, 2023 if we use our options to extend the period of time to consummate a business combination) from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants and Public Rights will not have any right to the proceeds held in the Trust Account with respect to the Warrants and Public Rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, Public Rights or Warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our Initial Public Offering and the sale of the Private Placement Warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A Common Stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent, which we refer to as the “Excess Shares”. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our Warrants and Public Rights will expire worthless.

We have encountered intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire (including our proposed business combination with ConnectM). Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A Common Stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account, or less in certain circumstances, and our Warrants and Public Rights will expire worthless.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 12 months (or up to 18 months if we use our options to extend the period of time to consummate a business combination), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our Warrants and Public Rights will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 12 months (or up to 18 months if we use our options to extend the period of time to consummate an initial business combination), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 12 months following our Initial Public Offering (or up to 18 months if we use our options to extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our Warrants and Public Rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, only $525,000 was available to us initially outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into Private Placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender, upon consummation of our initial business combination. During the year ended December 31, 2022, the Sponsor loaned the Company $157,000 in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant.

Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our Warrants and Public Rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered accounting firm, and the underwriters of the Initial Public Offering, would not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board of directors may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we use our options to extend the period of time to consummate an initial business combination) from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months (or up to 18 months if we use our options to extend the period of time to consummate an initial business combination) from the closing of our Initial Public Offering, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our Warrants and Public Rights will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months (or up to 18 months if we use our options to extend the period of time to consummate an initial business combination) from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or up to the 18th month if we extend the period of time to consummate a business combination) from the closing of our Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months (or up to 18 months if we use our options to extend the period of time to consummate an initial business combination) from the closing of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.

Our initial stockholders and their permitted transferees can demand that we register the Private Placement Warrants, the Private Placement Warrants, the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants and upon conversion of the Founder Shares held, or to be held, by them and holders of securities that may be issued upon conversion of Working Capital Loans may demand that we register such warrants or the Class A Common Stock issuable upon conversion or exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Common Stock that is expected when the securities owned by our initial stockholders or holders of Working Capital Loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We are not limited to evaluating a target business in a particular industry sector, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine (including our proposed business combination with ConnectM). For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business (including our proposed business combination with ConnectM), we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in the clean transition sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, including ConnectM, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account, or less in certain circumstances, and our Warrants and Public Rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants and Public Rights will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account, or less in certain circumstances, and our Warrants and Public Rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A Common Stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Common Stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

As of December 31, 2022, we had funds available for an initial business combination in the amount of $90,088,638 assuming no redemptions and after future payment of $3,680,000 of deferred underwriting fees, and $441,166 in franchise and income taxes, and before fees and expenses associated with our initial business combination. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we have focused our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target.

In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares unless our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, amending our Rights Agreement will require a vote of holders of at least a majority of the then outstanding Public Rights, and amending our Warrant Agreement will require a vote of holders of at least 65% of the Public Warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or certain amendments to our prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we use our options to extend the period of time to consummate an initial business combination) from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Private Placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own 14.6% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2023 (or November 13, 2023 if we use our options to extend the period of time to consummate a business combination) from the closing of our Initial Public Offering or (ii) with respect to any other provision relating to the stockholders’ rights or pre-initial business combination activity of our Class A Common Stock, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may be required to seek additional financing to complete an initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our Public Warrants and Public Rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our Trust Account, or less in certain circumstances, and our Public Warrants and Public Rights will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 14.6% of our issued and outstanding shares of common stock (not including the shares of Class A Common Stock underlying the Private Placement Warrants). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into two classes, each of which serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley

Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our founding team may resign from their positions as officers or directors of the company and the management of the business combination partner will may assume the roles of executive officers and directors of our company. Such officers and directors may not be familiar with United States securities laws. If our new management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

Although we have undertaken to not enter into our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau), as we may acquire a business located outside of the United States as part of our initial business combination, the economic, political and social conditions, as well as government policies, of the country in which our operations would be located following our initial business combination could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause our target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. business as part of our initial business combination, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the United States to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A reorganization that does not qualify as tax-free could result in the imposition of substantial taxes on holders of our securities.

Risks Relating to our Sponsor and Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of the consummation of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 13, 2023 (or November 13, 2023 if we use our options to extend the period of time to consummate a business combination). Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The representative may have a conflict of interest if they render services to us in connection with our initial business combination.

We may elect to engage EF Hutton, division of Benchmark Investments, LLC (who was the representative of the underwriters of the IPO) to assist us in connection with our initial business combination, although we have not with respect to the proposed initial business combination with ConnectM. The representative shares held by the representative and/or its designees will also be worthless if we do not consummate an initial business combination. Therefore, if the representative provides services to us in connection with our initial business combination, these financial interests may result in the representative having a conflict of interest when providing such services to us.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers, directors and Anchor Investors will lose their entire investment in us if our initial business combination is not completed, and because our Sponsor, officers, directors and the Anchor Investors who have an interest in Founder Shares may profit substantially even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On October 6, 2021, our Sponsor purchased 2,875,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On October 28, 2021, our Sponsor transferred 25,000 Founder Shares to each of Kathy Cuocolo, Leela Gray and Stephen Markscheid. On May 10, 2022, our Sponsor and directors forfeited 575,000 Founder Shares for no consideration, which we cancelled, resulting in our Sponsor and directors holding an aggregate of 2,300,000 Founder Shares. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor, pursuant to a written agreement, purchased an aggregate of 3,040,000 Private Placement Warrants. Each Private Placement Warrants exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination, (B) not to redeem any Founder Shares held by them in connection with a stockholder vote to approve a proposed initial business combination and (C) the Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of our business combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by May 13, 2023 (or November 13, 2023 if we use our options to extend the period of time to consummate a business combination), or (iii) rights to liquidating distributions from the trust account with respect to any Founder Shares held by them if we fail to complete our business combination by May 13, 2023 (or November 13, 2023 if we use our options to extend the period of time to consummate a business combination), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within such time period. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for our completion of an initial business combination nears.

Since our Sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses actually incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses actually incurred in connection with activities on our behalf; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Risks Relating to our Securities

Concentration of ownership among our sponsor and the Anchor Investors may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our public shares.

There can be no assurance that any of the Anchor Investors will retain their units, prior to or upon the consummation of our initial business combination. Our Sponsor and the Anchor Investors own collectively substantially all of our outstanding public shares. As a result, these stockholders have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, if the Anchor Investors continue to hold the shares they purchased in the IPO and vote such shares in favor of our initial business combination (although they are not contractually obligated to, their interest in our Founder Shares directly or in the sponsor may provide an incentive for them to do so), we would not need any additional public shares to be voted in favor of our initial business combination to have our initial business combination approved. This potential concentration of influence could be disadvantageous to other stockholders with interests different from those of our Sponsor and the Anchor Investors. In addition, this potential significant concentration of stock ownership may adversely affect the trading price of our public shares because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. Although after giving effect to our Initial Public Offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A Common Stock, Public Warrants and Public Rights are listed on Nasdaq, our Units, Class A Common Stock, Public Warrants and Public Rights will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the issuance of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our placement warrants may be able to exercise such placement warrants.

If you exercise your Public Warrants on a “cashless basis”, you will receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the Public Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 52nd day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A Common Stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon the conversion of the Class B Common Stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A Common Stock upon conversion of the Class B Common Stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we use our options to extend the period of time to consummate an initial business combination) from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Common Stock resulted in the issuance of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Units, Class A Common Stock and/or Warrants.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, including our proposed initial business combination with ConnectM, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Unlike many other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis, subject to adjustment as provided herein. In no event will the Founder Shares convert into Class A common stock at a rate of less than one-to-one. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial business combination, the ratio at which Founder Shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding the placement warrants and underlying Class A common stock, the representative shares and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants and their underlying Class A common stock issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the Founder Shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant.

We may amend the terms of the Public Rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding Public Rights.

Our Public Rights were issued in registered form under a Rights Agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The Rights Agreement provides that the terms of the Public Rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The Rights Agreement requires the approval by the holders of a majority of the then outstanding Public Rights in order to make any change that adversely affects the interests of the registered holders.

Our Warrant Agreement and Rights Agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants and rights, which could limit the ability of warrant holders and rights holders to obtain a favorable judicial forum for disputes with our company.

Our Warrant Agreement and Rights Agreement provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement or Rights Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement and Rights Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants and Public Rights shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement and Rights Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement and Rights Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants or Public Rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Warrant or Public Rights holder in any such enforcement action by service upon such Warrant or Public Rights holder’s counsel in the foreign action as agent for such Warrant or Public Rights holder.

This choice-of-forum provision may limit a Warrant or Public Rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement and Rights Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our Warrants, Public Rights and Founder Shares may have an adverse effect on the market price of our Class A Common Stock and make it more difficult to effectuate our initial business combination.

Our initial stockholders currently own an aggregate of 2,300,000 Founder Shares. The Founder Shares are convertible into shares of Class A Common Stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor or its affiliates, or any of our officers or directors, makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into Private Placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A Common Stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A Common Stock upon conversion of these rights or exercise of these warrants could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A Common Stock and reduce the value of the shares of Class A Common Stock issued to complete the initial business combination. Therefore, our Warrants, Public Rights and Founder Shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units in our Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our Warrant Agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

(i)	we issue additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share,
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
(iii)	the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may make it more costly for a stockholder to bring a claim, and it may also limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders cannot waive our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

General Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

As of December 31, 2022, we had $5,938 in cash and working capital deficit of $1,605,220, excluding the income and franchise tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account. Further, we expect to incur significant costs associated with the business combination. We are required to complete a business combination within 12 months of the Initial Public Offering date, absent any extensions available at our option up to two times by an additional three months each time, at $0.10 per extension per share of our Class A Common Stock subject to possible redemption paid into the Trust Account by the Sponsor (the “Extension Option”). Considering that the Sponsor’s ability to fund the Extension Option is uncertain, we may be required to dissolve within 12 months of the Initial Public Offering date, should an initial business combination not be consummated within that timeframe. We may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. We may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. These factors, among others, raise substantial doubt about our ability to continue as a going concern assuming an initial business combination is not consummated. The consolidated financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

In connection with our management team’s monitoring and review of our internal control over financial reporting, we identified two material weaknesses: the first was reported as of June 30, 2022 and the second was reported as of and for the year ended December 31, 2022. Any future material weakness in our internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis and materially and adversely affect our business, financial condition, results of operations and reputation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part I, item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, we identified a material weakness in internal control over financial reporting related to ineffective internal controls with respect to the completeness and accuracy of financial data, specifically related to a previously unrecorded liability for professional fees of legal counsel. Accordingly, management concluded that this control deficiency constitutes a material weakness. In the third quarter of 2022, we commenced a remediation plan with respect to this material weakness by modifying existing key controls at a sufficient level of precision to identify, discuss, and address the completeness and accuracy of financial data.

As of and for the year ended December 31, 2022, we also identified a material weakness in internal control over financial reporting related to accounting for complex financial instruments. Specifically, management concluded that it had not operated or maintained controls at a sufficient level of precision to recognize properly certain financial instruments as of and for the year ended December 31, 2022. Management has concluded that this control deficiency constitutes a material weakness. Management did not identify a material misstatement within our financial statements in this or any previously filed quarterly report on Form 10-Q or annual report on Form 10-K as a result of this material weakness.

We have commenced a remediation plan with the goal of remediating these material weaknesses as soon as possible. However, we cannot estimate when the remediation will be completed, nor can we assure you that the measures we take will fully remediate these material weaknesses.

We cannot assure you that we have identified all of our existing deficiencies and material weaknesses or that we will not in the future have additional significant deficiencies or material weaknesses. The occurrence of any additional material weaknesses or deficiencies, or any failure to timely remedy a material weakness or deficiency, could result in misstatements of our results of operations or restatements of our financial statements, cause us to fail to meet our reporting obligations, negatively impact our ability to enter into certain corporate transactions, cause investors to lose confidence in our financial reporting or harm our operating results, any of which could adversely affect our reputation, the market price of our common stock or our ability to remain listed with NASDAQ.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our ability to consummate a business combination and lead to financial loss.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in the Company.

Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) our ability to successfully identify and execute a transaction. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

Our principal executive offices are located at 419 Webster Street, Monterey, California, 93940, and our telephone number is (831) 649-7388. We consider our current office space adequate for our current operations.

Item 3.LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units began trading on The Nasdaq Global Market under the symbol “MCACU”, on May 12, 2022. On June 28, 2022, we announced that holders of our Units could elect to separately trade our Class A Common Stock and Warrants included in the Units. On July 1, 2022, our shares of common stock and Warrants became available for separate trading on Nasdaq under the symbols “MCAC,” “MCACW,” and “MCACR,” respectively.

Stockholders

As of March 31, 2023, we had 9,338,000 outstanding shares of Class A Common Stock, 2,300,000 outstanding shares of Class B Common Stock, one holder of record of our Class A Common Stock and two holders of record of our Class B Common Stock.

Unregistered Sales of Securities

On October 6, 2021, our Sponsor purchased 2,875,000 shares of our Class B Common Stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. On May 10, 2022, our Sponsor forfeited 575,000 Founder Shares for no consideration, which we cancelled, resulting in our Sponsor and directors holding an aggregate of 2,300,000 Founder Shares. Our Sponsor agreed to forfeit up to 300,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On May 13, 2022, the underwriter fully exercised the over-allotment option to purchase an additional 1,200,000 Units and the forfeiture provisions lapsed for the 300,000 Founder Shares.

On May 13, 2022, our Sponsor purchased 3,040,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $3.04 million. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2022.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “MCAC” refer to Monterey Capital Acquisition Corporation, a Delaware corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC’s”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on September 23, 2021, for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector. We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies.

Our sponsor is Monterrey Acquisition Sponsor, LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (the “IPO” or “Initial Public Offering”) was declared effective on May 10, 2022. On May 13, 2022, we consummated the Initial Public Offering of 9,200,000 units (the “Units” and, with respect to the Class A Common Stock included in the Units, the “Class A Common Stock”), inclusive of 1,200,000 Over-Allotment Units (defined below) resulting from the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $92 million, and incurring offering costs (inclusive of the full exercise of the underwriter’s over-allotment option on May 13, 2022) of approximately $8.7 million, consisting of approximately $0.9 million of underwriting fees, approximately $3.7 million of deferred underwriting fees that will be paid only if a business combination is entered into, approximately $0.6 million representing the fair value of the 138,000 shares of Class A Common Stock we issued to the underwriter of the Initial Public Offering (the “Representative Shares”), approximately $2.5 million representing the fair value of the 600,000 Founder Shares (the “Transferred Founder Shares”) the Sponsor sold to the group of ten qualified institutional buyers and institutional accredited investors, which are not affiliated with the Company (the “Anchor Investors”), and approximately $1.0 million of other offering costs.

At the IPO date, cash of approximately $0.9 million was held outside of the Trust Account (as defined below) and was available for the payment of the Note (see Note 3), payment of accrued offering costs and for working capital purposes. Each Unit consists of one share of common stock, one redeemable warrant (“Public Warrant”), with each Public Warrant exercisable into one share of common stock at an exercise price of $11.50 per share, and one right (“Rights”) to receive one-tenth of one share of common stock upon consummation of the Company’s initial business combination. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On May 13, 2022, the underwriter exercised their over-allotment option in full to purchase an additional 1,200,000 Units, resulting in incremental gross proceeds of approximately $12 million.

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

If we are unable to complete an initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination up to two times by an additional three months each time) from the closing of the Initial Public Offering, or May 13, 2023 (or November 13, 2023), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A Common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On December 31, 2022, MCAC entered into the Merger Agreement by and among MCAC, Merger Sub, and ConnectM. Pursuant to the terms and conditions of the Merger Agreement, a business combination between MCAC and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the Merger as a wholly owned subsidiary of MCAC. Refer to Note 1 for further discussion of the Merger Agreement and related agreements.

Liquidity and Capital Resources

At December 31, 2022, we had cash of $5,938 and a working capital deficit of $1,605,220, excluding the income and franchise tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 23, 2021 (inception) to December 31, 2022 were organizational activities and those necessary to consummate the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held after the Initial Public Offering. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan amounting to $354,100 as of the IPO date, which was repaid on May 16, 2022, under an unsecured and noninterest bearing promissory note from the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. Through December 31, 2022, the Company received $157,000 in Working Capital Loans (Note 5).

As of December 31, 2022, the Company had cash in the Trust Account of $94,209,804. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $3,680,000 and $441,166 available to satisfy the Company’s tax liabilities) to complete its initial business combination. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination.

Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, no later than 10 business days after May 13, 2023 (or until November 13, 2023 if we decide to exercise the Extension Option). These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity from inception through the IPO Date was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had a net loss of $3,763,638, which was primarily related to $2,098,401 of general and administrative costs, $240,507 of income tax expense, and $2,770,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $1,289,804 of dividend and interest income earned in the Trust Account and $55,466 of other income related to expense reimbursements received from a potential target. For the period from September 23, 2021 (inception) through December 31, 2021 we had a net loss of $19,889, which consisted of all formation and general and administrative costs. The dividend and interest income during the year ended December 31, 2022 represents the income earned in the Trust Account from the IPO date through December 31, 2022. The income tax expense during the year ended December 31, 2022 was primarily attributable to the dividend and interest income earned in the Trust Account. General and administrative costs increased during the year ended December 31, 2022 due to the Company’s activities related to operating as a public company and activities to identify a target for an initial Business Combination, versus only formation-related expenses during the period from September 23, 2021 (inception) through December 31, 2021.

Commitments and Contractual Obligations

Registration Rights

The holders of Founder Shares (as defined below), Private Placement Warrants and the Private Placement Warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to certain registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements. See Note 1 for discussion of amendments to the registration rights agreement to take effect upon the closing of the Business Combination

Underwriting Agreement

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

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. The Company incurred $75,000 under the agreement during the year ended December 31, 2022. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies and estimates are identified below.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the issuance of Class A Common Stock subject to possible redemption were charged to temporary equity upon the completion of the Initial Public Offering. For the year ended December 31, 2022, offering costs in the aggregate of $8,698,910 consisted of $920,000 of underwriting commissions, $3,680,000 of deferred underwriter’s commissions, $622,882 representing the fair value of Representative Shares issued, $2,508,632 representing the fair value of Transferred Founder Shares and $967,396 of other offering costs. Of the total offering costs, $8,139,659 was allocated to the Class A common stock subject to possible redemption, $152,515 was allocated to the Public Warrants (Note 8), and $406,736 was allocated to the Rights (Note 8).

Derivative Financial Instruments

The Company issued warrants and Rights (see Note 3) to its investors, the overallotment option to the underwriter (see Note 7), and the Working Capital Loans to the Sponsor (see Note 5). The Company accounts for financial instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own stock and whether the holders of the instruments could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

At the IPO date, the Public Warrants and Rights (see Note 3) and Private Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change. At the IPO date, the underwriter’s overallotment option (see Note 7) met the definition of a liability under ASC 480.

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $2,770,000 at December 31, 2022, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. This Forward Purchase Agreement liability resulted in the recognition of a $2,770,000 loss on the change in fair value of the Forward Purchase Agreement liability in the Company’s consolidated statement of operations for the year ended December 31, 2022.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. The weighted average shares for the period from September 23, 2021 (inception) through May 13, 2022 were reduced for the effect of an aggregate of 300,000 Class B Common Stock that were subject to forfeiture until the initial public offering.

The Company’s consolidated statements of operations include a presentation of net loss per share subject to redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Common Stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A Common Stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share.

The Company’s Public Warrants (see Note 3), Private Warrants (see Note 4), and Rights (see Note 3), could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Additionally, the Embedded Feature (see Note 2) allows for conversion of the convertible notes into Private Warrants, which could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. However, these potentially dilutive instruments were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Redeemable Share Classification

All of the 9,200,000 shares of Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount of the redeemable Class A Common Stock, which approximates fair value. The change in the carrying value of Class A Common Stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and then against accumulated deficit. Subsequent to the Initial Public Offering date, the Company accretes dividend and interest income earned in the Trust Account in excess of income and franchise taxes.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company adopted this standard effective January 1, 2022 and the adoption did not have material impact on the Company’s consolidated financial statements.

The Company does not expect any other recently issued standards to have a material impact on the Company’s consolidated financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection

Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of independent registered public accounting firm providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officers’ compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Related Party Transactions

Founder Shares

In October 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). On May 10, 2022, the Sponsor surrendered 575,000 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 Founder Shares. Up to 300,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option (see Note 7) was not exercised in full by the underwriter. As the Underwriters exercised their overallotment option in full at the IPO date, the forfeiture provisions lapsed for 300,000 Founder Shares.

On October 28, 2021, the Sponsor transferred 25,000 Founder Shares to each of Kathy Cuocolo, Leela Gray and Stephen Markscheid, the Board of Directors nominees.

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor, and are included in Due to Sponsor – related party on the accompanying consolidated balance sheet as of December 31, 2022.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 24, 2022 or the consummation of the Initial Public Offering. The Note totaled $0 and $80,000 as of December 31, 2022 and 2021, respectively. The Note balance of $354,100 as of the IPO date was repaid on May 16, 2022 from the proceeds of the Initial Public Offering not placed in the Trust Account.

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

During the year ended December 31, 2022, the Sponsor loaned the Company $157,000 in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of December 31, 2022 and 2021, the Company had $157,000 and $0, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying consolidated balance sheets.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information called for by this item.

Item 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and completeness and accuracy of financial data.

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

In addition, in connection with the preparation of the financial statements as of and for three and six months ended June 30, 2022 included in the Form 10-Q filed with the SEC on August 22, 2022, we concluded that there was a material weakness in our internal control over financial reporting relating to ineffective internal controls with respect to the completeness and accuracy of financial data, specifically relating to a previously unrecorded liability for the professional fees of legal counsel.

Finally, with respect to the accounting for the Forward Purchase Agreement entered into on December 31, 2022, the Company identified a material weakness in regards to the proper application of the relevant accounting literature.

To address these material weaknesses, which have not been remediated as of December 31, 2022, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm.

●	The Company implemented additional procedures to ensure that all legal agreements are reviewed by management, third-party accounting advisors and legal advisors in their final drafts before such agreements are executed.
●	The Company implemented additional review procedures to ensure completeness and accuracy of financial data and accrued liabilities.
●	The Company utilized the expertise of outside financial reporting and valuation advisors to better evaluate the research and understanding of the nuances of the accounting standards that apply to the complex financial instrument.

We can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.OTHER INFORMATION

Not applicable.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Bala Padmakumar	62	Chief Executive Officer and Chairman of the Board
Vivek Soni	64	Executive Vice President and Director
Daniel Davis	57	Chief Financial Officer
Leela Gray	56	Director
Kathy Cuocolo	71	Director
Stephen Markscheid	69	Director

Bala Padmakumar has been the company’s Chief Executive Officer and the Chairman of the board of directors since September 2021. Mr. Padmakumar is a broad based entrepreneur and technologist with a strong background in strategic partnerships, product and business development, technology and operations, private equity, and venture capital environments. Since August 2020, Mr. Padmakumar has been a partner at Advantary LLC, where he specializes in business development and advises on strategic matters. Since January 2021, he has been actively partnering with the Asia practice of FocalPoint Partners LLC, a boutique investment bank on deal flow diligence in the clean transition space in Asia. Since June 2021, he has been an advisor to the Chief Executive Officer of NTherma Corporation on strategic relationships and capital raising activities. From July 2016 to December 2021, Mr. Padmakumar has also advised on deal flow and provided operational support to portfolio companies for a fund set up to support SK Telecom Co., Ltd.’s strategic interests. From 2007 through 2010, Mr. Padmakumar was a Venture Partner at X/Seed Capital Management, LLC, where he focused on transactions in the cleantech and materials sectors. Additionally, from 2011 to October 2020, Mr. Padmakumar was the Chief Executive Officer at Amperics, Inc., a developer and vendor of high energy density ultracap hybrid storage systems. Mr. Padmakumar also has extensive experience in the clean energy sectors, having been an advisor to Lionrock Batteries Ltd., which creates flexible batteries and high performance separator technology since 2019, an advisor to the board of directors and CEO of Hyperscale Data Center Company, a company focused on energy usage efficiency in hyperscale data centers from 2018 to 2020, and an advisor to the chairman of Advanced Systems Automation Limited in Singapore, where he advised on issues surrounding urban transportation, High Energy Density Li Ion battery (NMC technology) and 3D printing technology from 2017 to 2019. Mr. Padmakumar also has broad experience advising on capital raising and corporate strategy, serving as a mentor to OneValley Inc., a global entrepreneurship platform for individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early stage companies from audio technologies to SaaS products. Mr. Padmakumar has a Bachelor’s Degree in Technology from the University of Madras in Chemical Engineering and a Master of Science Degree in Chemical Engineering from Stanford University.

Vivek Soni has been the company’s Executive Vice President and a member of the board of directors since September 2021. Dr. Soni has held board and crucial managerial positions at numerous businesses within the cleantech and venture space. Dr. Soni has been a member of Prithvi Ventures LLC since January 2021, a fund for investments in innovative cleantech companies, he has played a key role in investing over $25 million in 2021 and 2022 in the clean transition sector that includes investments in energy storage, electrical vehicle (EV) technology, renewable energy, and novel materials companies. Since September 2017, Dr. Soni has been on the Advisory Board of Reading Municipal Light Department, the largest municipal electric utility in Massachusetts and currently is the Chair. From 2016 to May 2022, he was the Managing Director for TiE Boston Angels, where he created a robust process for syndication and due diligence, and also grew investments threefold over five years. From 2007 to 2011, he was a Venture Advisor to Nomura International plc’s New and Clean Energy Technology Ventures fund, a late stage Cleantech VC fund. Since 2006, Dr. Soni has also been the Managing Partner of Boston Cleantech, a company that enables investors and entrepreneurs to grow businesses in cleantech, energy, chemicals, materials and manufacturing. His responsibilities include promoting early-stage companies and impact investing in cleantech, carbon capture and sequestration, and solar energy. Dr. Soni is also a member of the boards of directors of A.T.E Private Limited, A.T.E. Enterprises Private Limited and A.T.E. Huber Envirotech Private Limited, where he provides expertise on governance, technology, innovation, cleantech, fundraising, acquisitions and global expansion. Dr. Soni holds a Bachelor’s Degree in Technology from the Indian Institute of Technology, New Delhi, India, a Master of Science Degree in Polymer Science & Engineering from the University of Massachusetts, Amherst, a Ph.D. in Polymer Science & Engineering from the University of Massachusetts, Amherst, and an Executive Development Program certificate from the Kellogg School of Management at Northwestern University.

Daniel Davis has been the company’s Chief Financial Officer since 2021. Mr. Davis is a skilled financial executive with a proven background in managing and growing companies. Mr. Davis served as the Chief Administrative Officer of SeQure Dx, Inc., a company focused on providing off-target diagnostics in gene editing from April 2021 to October 2021, and as the Chief Financial Officer of SeQure Dx, Inc. from November 2021 to November 2022. Prior to that, from 2007 through April 2020, Mr. Davis was a Director in the Life Sciences and Technology Practice at Accounting Management Solutions (“AMS”), and subsequently, following its acquisition, at CliftonLarsonAllen LLP, an accountancy firm. At AMS, Mr. Davis founded and managed the life sciences practice and provided strategic consulting on complex engagements surrounding fundraising and mergers and acquisitions strategies. Mr. Davis is also co-founder, acting Chief Financial Officer and Director of AngioWave Imaging, LLC, where he led an over-subscribed seed round, and was a key contributor to the strategic plan and drove the forecasting for the five-year plan. Mr. Davis received his B.A. in Political Science from Brown University and his M.B.A from the University of Pennsylvania, Wharton School of Business.

Leela Gray has been a member of the company’s board of directors since 2021. Ms. Gray is a retired Brigadier General with 30 years in the U.S. Army, including seven in the U.S. Army Reserve while in corporate positions developing business expertise. Ms.Gray has served as a Director of Empower Rideshare, a SaaS company disrupting the ride hailing industry, since November 2021, and Cycurion, Inc., a Network Communications and Information Technology Security Solutions provider, since March 2022. Between November 2018 and May 2019, Ms. Gray served as Strategic Advisor to United States Army Cyber Command, playing a key role in innovating and modernizing cyber policy shaped by her market and stakeholder insights, including her tenure at the Department of State, where she created interagency and international partner initiatives in Cyber/Information Warfare. Prior to that, from August 2016 to July 2018, Ms. Gray served as a Deputy Commanding General at the U.S. Army Central Command guiding strategies to transform operations and logistics. As a National Security senior executive with Top Secret clearance, Ms. Gray represented the United States internationally, shaped policy, and advised logistics and governance, building on a global perspective that also included two combat operations and one peacekeeping mission. Since June 2020, Ms. Gray has been a mentor at Tampa Bay WAVE’s Tech Accelerator programs. From July 2019 to June 2021, Ms. Gray served on the Executive Board of Alpha Omicron Pi Fraternity, a $100 million international nonprofit with over 100,000 members. Ms. Gray currently serves on the Advisory Board of Empower Rideshare, SaaS ridesharing company alternative to Uber and Lyft and holds the National Association of Corporate Directors (NACD) Directorship Certification™. Ms. Gray earned a Master of Strategic Studies from the United States Army War College, an M.A. in Journalism from Ball State University, and a B.A. in Communications from Elon University.

Kathy Cuocolo has been a member of the company’s board of directors since 2021. Ms. Cuocolo is a versatile executive and director with demonstrated success in developing and managing financial services operations on a global basis. Ms. Cuocolo is currently a director and Audit Chair of Greenbacker Renewable Energy Company LLC and a director at Syntax ETF Trust. Her prior directorships include President and Director of The China Fund, Inc., which invests primarily in private placements in mainland China, Chairperson of Select Sector ETF Trust, and director of Guardian Life family of funds. From 2014 through March 2020, Ms. Cuocolo was the president of Syntax Advisors, LLC where she was responsible for all aspects of business operations and the development of its financial management products. Prior to that, from 2008 until 2013, Ms. Cuocolo was a Managing Director and Division Head for the Mutual Fund and global ETF Services for The Bank of New York Mellon Corporation, where she was responsible for the operations and strategic planning for these business lines. Prior to that, from 1982 until 2003, Ms. Cuocolo served in various roles at State Street Corporation, including as an Executive Vice President, Division Head of Investor Products and Services, where she was responsible for operations and strategic planning. Ms. Cuocolo was a member of the corporations’ Executive Operating Committee responsible for all aspects of business strategy. During her 22 years at State Street, Ms. Cuocolo led the firm to become the largest fund administrator in the U.S., with over $1.2 trillion in assets. Prior to State Street, Ms. Cuocolo was an auditor at PriceWaterhouseCoopers LLP. Ms. Cuocolo received her B.A. in Accounting, summa cum laude, from Boston College, and holds a Masters Professional Director Certificate from the American College of Corporate Governance. Ms. Cuocolo received her CPA license in the Commonwealth of Massachusetts in 1981.

Stephen Markscheid has been a member of our board of directors since 2021. Mr. Markscheid is currently the Managing Partner of Aerion Capital and currently serves as a director of Fanhua, Inc. (Nasdaq: FANH), JinkoSolar Holding Co., Ltd. (NYSE: JKS), Zhongjin Technology Services Group Company Limited (HKEX: Stock Code 08295), UGE International Ltd. (TSXV: UGE.V), and Four Leaf Acquisition Corporation (Nasdaq: FORL). In addition, Mr. Markscheid serves as a Board Advisor to several companies, including NanoGraf Corporation, Intelligent Generation LLC, Nulyzer Inc. and Hago Energetics, Inc., Mr. Markscheid also serves as a trustee emeritus of Princeton-in-Asia and Chairman Emeritus of KX Power, a UK based energy storage project developer. From 1998 until 2006, Mr. Markscheid served as a Director of Business Development and Senior Vice President and led GE Capital’s business development activities in China and the Asia Pacific region, primarily focusing on acquisitions and direct investments. Prior to GE, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. Mr. Markscheid was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. Mr. Markscheid earned a B.A. in East Asian Studies from Princeton University in 1976, an M.A. in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Kathy Cuocolo, Leela Gray and Stephen Markscheid, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Bala Padmakumar and Vivek Soni, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that all of its directors, other than Bala Padmakumar and Vivek Soni, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on May 10, 2022, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Kathy Cuocolo, Stephen Markscheid, and Leela Gray. Kathy Cuocolo chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Kathy Cuocolo, Stephen Markscheid, and Leela Gray meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Kathy Cuocolo qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Kathy Cuocolo, Stephen Markscheid, and Leela Gray. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Kathy Cuocolo, Stephen Markscheid, and Leela Gray are independent and Mr. Markscheid serves as Chairman of our compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for up to 12 months (or up to 18 months if we use our options to extend the period of time to consummate an initial business combination), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Kathy Cuocolo,

Leela Gray and Stephen Markscheid. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2022, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the board of directors or compensation committee.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement filed in connection with the Initial Public Offering. You are able to review the Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Legal Proceedings Involving Our Officers and Directors

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors have not materially affected our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination by May 13, 2023 (or November 13, 2023 if we use our one time option to extend the period of time to consummate a business combination). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants (and the underlying securities) will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) 180 days after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property (except as described under the section of our Initial Public Offering prospectus titled “Principal Stockholders Restrictions on Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of our shares of Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the Founder Shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the Private Placement Warrants and the shares of Class A Common Stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), upon consummation of our initial business combination. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

NAME OF INDIVIDUAL	NAME OF AFFILIATED COMPANY	AFFILIATION
Bala Padmakumar	Advantary LLC	Partner
	Lionrock Batteries	Advisor
Vivek Soni	A.T.E Private Limited	Director
	A.T.E. Enterprises Private Limited	Director
	A.T.E. Huber Envirotech Private Limited	Director
	Reading Municipal Light Department	Vice-Chair, Advisory Board
	TiE Boston Angels	Managing Director

Daniel Davis	AngioWave Imaging, LLC	Director and Chief Financial Officer
Leela Gray	Cycurion, Inc.	Director
	Empower Rideshare	Board Advisor
Kathy Cuocolo	Syntax ETF Trust	Director
	Greenbacker Renewable Energy Company LLC	Director and Audit Chair
Stephen Markscheid	Fanhua, Inc.	Director
	JinkoSolar Holding Co., Ltd.	Director
	Zhongjin Technology Services Group Company Limited	Director
	UGE International Limited	Director
	NanoGraf Corporation	Board Advisor
	Intelligent Generation LLC	Board Advisor
	Aerion Capital	Managing Partner
	Four Leaf Acquisition Corporation	Director
	Nulyzer Inc.	Board Advisor
	Hago Energetics, Inc.	Board Advisor

Accordingly, if any of the above executive officers and directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors are not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.EXECUTIVE COMPENSATION

Please see “Officer and Director Compensation” under Item 10 of this Annual Report on Form 10-K.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to the voting securities beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 31, 2023.

	NUMBER OF	APPROXIMATE
	SHARES	PERCENTAGE OF
	BENEFICIALLY	OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNED(2)	COMMON STOCK
Bala Padmakumar(2)	1,625,000	13.9%
Vivek Soni	—	—
Daniel Davis	—	—
Leela Gray	25,000	*
Kathy Cuocolo	25,000	*
Stephen Markscheid	25,000	*
All executive officers and directors as a group (six individuals)	1,700,000	14.6%

*             Less than 1%

1)	Unless otherwise noted, the business address of each of the following individuals is c/o Monterey Capital Acquisition Corporation, 419 Webster Street, Monterey, CA 93940.
2)	Monterrey Acquisition Sponsor, LLC, the Sponsor, is the record holder of the securities reported herein. Bala Padmakumar is the managing member of our Sponsor. Mr. Padmakumar shares voting and dispositive power over the Founder Shares held by our Sponsor and may be deemed to beneficially own such shares. Bala Padmakumar, Daniel Davis, and Vivek Soni are each members of the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

The holders of the Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 6, 2021, our Sponsor purchased 2,875,000 shares of our Class B Common Stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On May 10, 2022, our Sponsor forfeited 575,000 Founder Shares for no consideration, which we cancelled, resulting in our Sponsor and directors holding an aggregate of 2,300,000 Founder Shares. Our Sponsor agreed to forfeit up to 300,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On May 13, 2022, the underwriter fully exercised the over-allotment option to purchase an additional 1,200,000 Units and the forfeiture provisions lapsed for the 300,000 Founder Shares.

On May 13, 2022, our Sponsor purchased 3,040,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $3.04 million. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. Commencing on May 10, 2022, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Global Market and will continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the year ended December 31, 2022, the Company incurred $75,000 in administrative support fees, of which $5,100 which remains outstanding and is included on the accompanying consolidated balance sheet as “due to Sponsor – related party”. Also included in “due to Sponsor – related party” as of December 31, 2022 is $4,860 of cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5).

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our Sponsor previously loaned us $354,100 for a portion of the expenses of our Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 24, 2022 or the closing of our Initial Public Offering. The loan was repaid upon the closing of our Initial Public Offering.

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post business combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. During the year ended December 31, 2022, the Sponsor loaned the Company $157,000 as a Working Capital Loan.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to certain registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements. Refer to Note 1 in the accompanying consolidated financial statements for further discussion of the registration rights agreement and certain amendments thereto related to the Business Combination.

Related Party Policy

Prior to the consummation of the Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of our code of ethics is filed as an exhibit to this Annual Report on Form 10-K.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our quarterly reports on Form 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022, including services in connection with our Initial Public Offering totaled $147,502. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2022.

Audit Committee Approval

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) See “Index to Consolidated Financial Statements and Financial Statement Schedules” and (2) Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the consolidated financial statements or notes thereto.

Item 15(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
1.1	Underwriting Agreement, dated May 10, 2022, by and between Monterey Capital Acquisition Corporation and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters		Form 8-K (Exhibit 1.1)	5/16/2022	001-41389
2.1	Agreement and Plan of Merger dated as of December 31, 2022, by and among Monterey Capital Acquisition Corporation, Chronos Merger Sub, Inc. and ConnectM Technology Solutions, Inc.		Form 8-K (Exhibit 2.1)	1/3/2023	001-41389
3.1	Amended and Restated Certificate of Incorporation of Monterey Capital Acquisition Corporation, filed with the Secretary of State of the State of Delaware on May 10, 2022.		Form 8-K (Exhibit 3.1)	5/16/2022	001-41389
3.2	Bylaws of Monterey Capital Acquisition Corporation		Form S-1 (Exhibit 3.3)	4/22/2022	333-264460
4.1	Specimen Class A Common Stock certificate.		Form S-1 (Exhibit 4.2)	4/22/2022	333-264460
4.2	Specimen Unit Certificate		Form S-1 (Exhibit 4.1)	4/22/2022	333-264460
4.3	Specimen Warrant Certificate		Form S-1 (Exhibit 4.3)	4/22/2022	333-264460
4.4	Specimen Rights Certificate		Form S-1 (Exhibit 4.4)	4/22/2022	333-264460
4.5	Warrant Agreement, dated May 10, 2022, by and between Continental Stock Transfer & Trust Company and Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 4.1)	5/16/2022	001-41389
4.6	Amended and Restated Warrant Agreement, dated June 24, 2022, by and between Continental Stock Transfer & Trust Company and Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 4.1)	6/26/2022	001-41389
4.7	Rights Agreement, dated May 10, 2022, by and between Continental Stock Transfer & Trust Company and Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 4.2)	5/16/2022	001-41389
4.8	Description of Registered Securities.	X
10.1	Letter Agreement, dated May 10, 2022, by and among Monterey Capital Acquisition Corporation and certain security holders, officers and directors of Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 10.1)	5/16/2022	001-41389
10.2	Investment Management Trust Agreement, dated May 10, 2022, by and between Continental Stock Transfer & Trust Company and Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 10.2)	5/16/2022	001-41389
10.3	Registration Rights Agreement, dated May 10, 2022, by and among Monterey Capital Acquisition Corporation and certain stockholders.		Form 8-K (Exhibit 10.3)	5/16/2022	001-41389
10.4	Private Placement Warrant Purchase Agreement, dated May 10, 2022, by and between Monterey Capital Acquisition Corporation and Monterrey Acquisition Sponsor, LLC.		Form 8-K (Exhibit 10.4)	5/16/2022	001-41389
10.5	Administrative Services Agreement, dated January 7, 2021, by and between Monterey Capital Acquisition Corporation and Monterrey Acquisition Sponsor, LLC		Form 8-K (Exhibit 10.5)	5/16/2022	001-41389

10.6	Form of Indemnity Agreement of Monterey Capital Acquisition Corporation.		Form S-1 (Exhibit 10.5)	4/22/2022	333-264460
10.7	Securities Subscription Agreement, dated October 6, 2021, between Monterey Capital Acquisition Corporation and Monterrey Acquisition Sponsor, LLC.		Form S-1 (Exhibit 10.6)	4/22/2022	333-264460
10.8	Sponsor Support Agreement, dated December 31, 2022, by and among Monterey Capital Acquisition Corporation, Monterrey Acquisition Sponsor, LLC and ConnectM Technology Solutions, Inc.		Form 8-K (Exhibit 10.1)	1/3/2023	001-41389
10.9

Company Stockholder Support Agreement, datd December 31, 2022, by and between Monterey Capital Acquisition Corporation, ConnectM Technology Solutions, Inc. and certain ConnectM Technology Solutions, Inc. stockholders.

			Form 8-K (Exhibit 10.2)	1/3/2023	001-41389
10.10	Promissory Note, dated October 6, 2021, issued to Monterrey Acquisition Sponsor, LLC.		Form S-1 (Exhibit 10.2)	4/22/2022	333-264460
10.11	Amended and Restated Promissory Note, dated February 14, 2022, issued to Monterrey Acquisition Sponsor, LLC.		Form S-1 (Exhibit 10.3)	4/22/2022	333-264460
10.12	Promissory Note, dated September 12, 2022, issued to Monterrey Acquisition Sponsor, LLC		Form 10-Q (Exhibit 10.1)	11/21/2022	001-41389
10.13	Promissory Note, dated October 18, 2022, issued to Monterrey Acquisition Sponsor, LLC		Form 10-Q (Exhibit 10.2)	11/21/2022	001-41389
10.14	Promissory Note, dated November 22, 2022, issued to Monterrey Acquisition Sponsor, LLC.	X
14.1	Form of Code of Ethics.		Form S-1 (Exhibit 14.1)	4/22/2022	333-264460
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

X
31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

X
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	X
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
.DEF	Inline XBRL Taxonomy Extension Definition.	X
.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

+ Furnished herewith.

Item 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monterey Capital Acquisition Corporation

Date: April 20, 2023	By:	/s/ Bala Padmakumar
		Name:	Bala Padmakumar
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Bala Padmakumar	Chief Executive Officer (Principal Executive Officer)	April 20, 2023
Bala Padmakumar

/s/ Daniel Davis	Chief Financial Officer (Principal Financial and Accounting Officer)	April 20, 2023
Daniel Davis

/s/ Leela Gray	Director	April 20, 2023
Leela Gray

/s/ Kathy Cuocolo	Director	April 20, 2023
Kathy Cuocolo

/s/ Stephen Markscheid	Director	April 20, 2023
Stephen Markscheid

MONTEREY CAPITAL ACQUISITION CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from September 23, 2021 (inception) through December 31, 2021	F-4

Consolidated Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from September 23, 2021 (inception) through December 31, 2021

F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from September 23, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Monterey Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monterey Capital Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022 and for the period from September 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from September 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before May 13, 2023 or November 13, 2023 should the Company seek and obtain approval to extend the business combination deadline by an additional six months. The Company entered into a definitive merger agreement with a business combination target on December 31, 2022; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals and satisfy the required closing conditions prior to May 13, 2023, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for a reasonable period of time after May 13, 2023 in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 20, 2023

MONTEREY CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets
Cash	$5,938	$5,056
Deferred offering costs	—	329,606
Prepaid expenses	6,783	—
Total current assets	12,721	334,662
Other assets
Marketable securities held in Trust Account	94,209,804	—
Total assets	$94,222,525	$334,662

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accrued offering costs	$225,201	$240,193
Accrued expenses	1,425,780	9,358
Promissory note – related party	—	80,000
Convertible note – related party	157,000	—
Due to Sponsor – related party	9,960	—
Income taxes payable	240,507	—
Total current liabilities	2,058,448	329,551
Deferred underwriting fee payable	3,680,000	—
Forward Purchase Agreement liability	2,770,000	—
Total liabilities	8,508,448	329,551

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 9,200,000 and zero shares subject to possible redemption as of December 31, 2022 and 2021, respectively	93,768,637	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 138,000 shares not subject to possible redemption (excluding 9,200,000 shares subject to possible redemption) and zero shares issued and outstanding as of December 31, 2022 and 2021, respectively	14	—
Class B common stock; $0.0001 par value, 10,000,000 shares authorized; 2,300,000 shares issued and outstanding	230	230
Additional paid-in-capital	—	24,770
Accumulated deficit	(8,054,804)	(19,889)
Total stockholders’ equity (deficit)	(8,054,560)	5,111
Total Liabilities and Stockholders’ Equity (Deficit)	$94,222,525	$334,662

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the period from September
	ended	23, 2021 (inception) through
	December 31,	December 31,
	2022	2021
General and administrative expenses	$2,098,401	$19,889
Loss from operations	(2,098,401)	(19,889)
Other income (expense)
Dividend and interest income	1,289,804	—
Loss on change in fair value of Forward Purchase Agreement liability	2,770,000	—
Other income	55,466	—
Loss before income taxes	(3,523,131)	(19,889)
Income tax provision	(240,507)	—
Net loss	$(3,763,638)	$(19,889)

Weighted average shares outstanding of Class A common stock subject to possible redemption	5,872,877	—

Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(0.46)	$—

Weighted average shares outstanding of Class A common stock	88,093	—

Basic and diluted net loss per share, Class A common stock (see Note 2)	$(0.46)	$—

Weighted average shares outstanding of Class B common stock	2,191,507	2,000,000	(1)

Basic and diluted net loss per share, Class B common stock (see Note 2)	$(0.46)	$(0.01)
(1)	Excludes an aggregate of up to 300,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 7). On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the share surrender (Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM SEPTEMBER 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock					Additional		Total
	Class A		Class A		Class B			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	—	$—	—	$—	2,300,000	(1)	$230	$24,770	$(19,889)	$5,111
Issuance of Private Placement Warrants	—	—	—	—	—		—	3,040,000	—	3,040,000
Issuance of Class A Common stock, net of issuance costs of $8,139,659	92,000	77,893,526	—	—	—		—	—	—	—
Issuance of Public Warrants, net of issuance costs of $152,515	—	—	—	—	—		—	1,460,494	—	1,460,494
Issuance of Rights, net of issuance costs of $406,736	—	—	—	—	—		—	3,894,923	—	3,894,923
Fair value of underwriter’s overallotment options exercised	—	—	—	—	—		—	52,147	—	52,147
Deemed capital contribution by the Sponsor through transfer of Class B shares	—	—	—	—	—		—	2,508,632	—	2,508,632
Issuance of Representative Shares	—	—	138,000	14	—		—	622,868	—	622,882
Accretion to redemption value of Class A Common stock subject to possible redemption	—	15,026,474	—	—	—		—	(11,603,834)	(3,422,640)	(15,026,474)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned, net	—	848,637	—	—	—		—	—	(848,637)	(848,637)
Net loss	—	—	—	—	—		—	—	(3,763,638)	(3,763,638)
Balance – December 31, 2022	9,200,000	$93,768,637	138,000	$14	2,300,000		$230	—	$(8,054,804)	$(8,054,560)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – September 23, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common shares to Sponsor (1)	—	—	—	—	2,300,000	230	24,770	—	25,000
Net loss	—	—	—	—	—	—	—	(19,889)	(19,889)
Balance – December 31, 2021	—	$—	—	$—	2,300,000	$230	$24,770	$(19,889)	$5,111
(1)	Includes an aggregate of up to 300,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the share surrender (Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from
	For the year	September 23, 2021
	ended	(inception) through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net loss	$(3,763,638)	$(19,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend and interest income	(1,289,804)	—
Loss on change in fair value of Forward Purchase Agreement liability	2,770,000	—
Changes in current assets and liabilities:
Prepaid expenses	(6,783)	—
Accrued expenses	1,416,422	9,358
Due to Sponsor – related party	9,960	—
Income taxes payable	240,507	—
Net cash used in operating activities	(623,336)	(10,531)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(92,920,000)	—

Cash Flows from Financing Activities
Proceeds from promissory note - related party	274,100	80,000
Payment of deferred offering costs	—	(89,413)
Proceeds from issuance of Class B common stock	—	25,000
Repayment of promissory note	(354,100)	—
Gross proceeds from issuance of public units	92,000,000	—
Proceeds from issuance of Private Warrants	3,040,000	—
Payment of offering costs on Public Units	(1,572,782)	—
Convertible note - related party	157,000	—
Net cash provided by financing activities	93,544,218	15,587

Net change in cash	882	5,056
Cash – beginning of period	5,056	—
Cash – end of period	$5,938	$5,056

Supplemental disclosure of cash flow information
Offering costs included in accrued offering costs	$—	$240,193
Deferred underwriting commissions	$3,680,000	$—
Issuance of Representative Shares for offering services	$622,882	$—
Accretion to redemption value of Class A Common stock subject to possible redemption	$15,875,111	$—
Deemed capital contribution by the Sponsor through transfer of Class B shares	$2,508,632	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BUSINESS OPERATION AND GOING CONCERN

Monterey Capital Acquisition Corporation (the “Company” or “MCAC”) is a blank check company incorporated as a Delaware company on September 23, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”).

On December 31, 2022, MCAC, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MCAC, ConnectM Technology Solutions, Inc., a Delaware corporation (“ConnectM”), and Chronos Merger Sub, Inc., a Delaware corporation incorporated on December 28, 2022 and a wholly owned subsidiary of MCAC (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, a business combination between MCAC and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of MCAC (the “Merger”).

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (as described below) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below. There were no funds released from the Trust Account through December 31, 2022 for the payment of the Company’s tax obligations.

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

The Company’s sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete a business combination within 12 months (or if the Company decides to extend the period of time to complete the initial business combination up to two times by an additional three months each time, at $0.10 per unit outstanding after the redemptions per extension, for a total of $0.20 per unit outstanding after the redemptions in the aggregate in trust, within 18 months) from the closing of the Initial Public Offering (the “Combination Period”) unless the Company provides its public stockholders with the opportunity to convert their shares of common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

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

Proposed Business Combination

On December 31, 2022, MCAC, entered into an Agreement and Plan of Merger, by and among MCAC, ConnectM Technology Solutions, Inc., a Delaware corporation, and Chronos Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MCAC. Pursuant to the terms and conditions of the Merger Agreement, a business combination between MCAC and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of MCAC.

As a result of the Merger, among other things, each share of ConnectM common stock, par value $0.0001 per share, and ConnectM preferred stock, par value $0.0001 per share (but excluding shares the holders of which perfect rights of appraisal under Delaware law), will be converted into the right to receive such number of shares of common stock, par value $0.0001 per share, of MCAC common stock as calculated based on the Exchange Ratio as set forth in the Merger Agreement. “Exchange Ratio” is defined in the Merger Agreement to be the quotient of (a) the merger consideration, divided by (b) the number of shares of ConnectM capital stock outstanding as of immediately prior to the Effective Time, including any shares underlying outstanding warrants to purchase ConnectM Common Stock and excluding any shares of ConnectM capital stock held in treasury by ConnectM. The Merger Consideration is 14,500,000 shares of MCAC Common Stock, subject to an upward adjustment depending on the extent to which MCAC’s transaction expenses (as defined in the Agreement and Plan of Merger) exceed $8,000,000.

Consummation of the transactions contemplated by the Merger Agreement are subject to satisfaction or waiver of customary conditions of the respective parties, including receipt of required regulatory approvals, receipt of approval from shareholders of each of the company and ConnectM for consummation of the Merger and certain other actions related thereto by our shareholders.

The Merger Agreement may be terminated prior to the time at which the Merger becomes effective as follows: (i) by mutual written consent of MCAC and ConnectM, (ii) by either MCAC or ConnectM if the Merger is not consummated on or before November 13, 2023, provided that the failure to consummate the Merger by the Outside Date is not due to a material breach by the party seeking to terminate and which such breach is the proximate cause for the conditions to close not being satisfied, (iii) by either MCAC or ConnectM if the other party has breached any of its covenants or representations and warranties such that closing conditions would not be satisfied at the consummation of the business combination (subject to a 30-day cure period for breaches that are curable), provided that such right to terminate will not be available to either party if it has breached in any material respect its obligations set forth in the Merger Agreement in any manner that will have proximately contributed to the occurrence of the failure of a condition to the consummation of the Merger, (iv) by either MCAC or ConnectM if a governmental entity shall have issued a law or final, non-appealable governmental order, rule or regulation permanently restraining, enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement in a manner that has proximately contributed to the governmental action, (v) by either MCAC or ConnectM if MCAC stockholder approval shall not have been obtained by reason of the failure to obtain the required vote upon a vote held at the special meeting or any adjournment thereof, (vi) by written notice from MCAC to ConnectM if the Company stockholders do not approve the merger agreement within two days following the date of the Merger Agreement, or (vii) by written notice from ConnectM to MCAC if the our board of directors shall have publicly withdrawn, modified, withheld or changed its recommendation to vote in favor of the Merger and other proposals, if such notice is given by ConnectM within 15 business days after such action (or inaction) by the Board.

In the event the Merger Agreement is terminated in certain of the circumstances described above, MCAC will be obligated to reimburse ConnectM for up to $1,200,000 of its transaction expenses.

In connection with the proposed business combination with ConnectM, MCAC has entered and plans to enter into certain related agreements, including the below.

Sponsor Support Agreement

In connection with the execution of the Merger, the Sponsor entered into a sponsor support agreement with MCAC, certain independent directors of MCAC, and ConnectM, pursuant to which the Sponsor and the independent directors of MCAC have agreed to waive, subject to, conditioned upon and effective as of immediately prior to, the Effective Time, the adjustment to the conversion ratio set forth in our charter with respect to our Founder Shares and vote all shares of our Class A Common Stock and Class B Common Stock beneficially owned by them in favor of the Merger. The Sponsor and the independent directors of MCAC have also agreed, that in the event less than all of the holders of our Class B Common Stock execute the Registration Rights Agreement, they will agree to waive certain rights under that certain Registration Rights Agreement, dated May 10, 2022, by and among MCAC, Sponsor and the independent directors.

Company Stockholder Support Agreement

In connection with the execution of the Merger Agreement, MCAC entered into a stockholder support agreement with ConnectM and certain ConnectM stockholders, pursuant to which the ConnectM stockholders agreed to vote all of their shares in favor of the Merger.

Lock-Up Agreement/Transfer Restrictions

In connection with the execution of the Merger Agreement, MCAC, the Sponsor, and certain ConnectM Stockholders also entered into lock-up agreements, which shall become effective as of the Effective Time, pursuant to which, subject to certain limited exceptions, each of the Sponsor and the Company stockholders has agreed not to transfer any of its shares of our Class A Common Stock and Class B Common Stock during the period beginning on the closing date of the business combination and ending on the earlier of (A) 180 days after the Closing Date and (B)(x) the date on which the price of our Class A Common Stock equals or exceeds $16.50 for any 20 trading days within any 30 trading day period following the 150th day after the Closing Date, or (y) a Change of Control.

2023 Equity Incentive Plan

MCAC has agreed to approve and adopt an incentive award plan (the “2023 Equity Incentive Plan”), which will be effective as of the Closing and in a form mutually acceptable to the Board of Directors of MCAC. The 2023 Equity Incentive Plan shall provide for an initial aggregate share reserve equal to the sum of (a) 10% of the number of shares of MCAC Common Stock outstanding immediately following the Effective Time after giving effect to the transactions contemplated hereby, plus (b) an annual increase on the first day of each calendar year beginning on the first January 1 following the Closing and ending on and including January 1 of the tenth calendar year thereafter, equal to the lesser of (i) 4% of the aggregate number of shares of MCAC Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the administrator of the 2023 Equity Incentive Plan.

Amended and Restated Registration Rights Agreement

In connection with the Closing, MCAC, the Sponsor, certain existing stockholders of MCAC and certain stockholders of ConnectM who will receive shares of MCAC Common Stock pursuant to the Merger Agreement will enter into an amended and restated registration rights agreement (“Registration Rights Agreement”) mutually agreeable to MCAC and ConnectM and in substantially the form attached to the Merger Agreement, which will become effective upon the consummation of the Merger. MCAC has agreed that, prior to the Closing, it will request that each holder of our Class B Common Stock execute an amended and restated registration rights agreement (“Registration Rights Agreement”) mutually agreeable to MCAC and ConnectM and in substantially the form attached to the Merger Agreement, among MCAC, certain stockholders of ConnectM and each holder of our Class B Common Stock.

Forward Purchase Agreement

In connection with the execution of the Merger Agreement, MCAC and Meteora Special Opportunity Fund (“Meteora”), entered into the Forward Purchase Agreement for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Meteora intends to purchase in the open market through a broker shares of MCAC Class A Common Stock, after the date of the Forward Purchase Agreement from holders of our Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of our Class A Common Stock pursuant to the redemption rights set forth in our charter, in connection with the execution of the Merger Agreement, up to a maximum of 6,600,000 shares of our Class A Common Stock at a price equal to the estimated redemption price of approximately $10.19 per share of our Class A Common Stock (based on the amount of $94,209,804 held in the Trust Account as of December 31, 2022, less $441,166 of estimated income and franchise taxes to be paid from the interest and dividend income earned in the Trust Account) to be paid to investors who elect to redeem their shares at MCAC’s redemption deadline (the “Initial Price”); provided that Meteora may not beneficially own greater than 9.9% of the issued and outstanding shares on a post-merger pro forma basis. Meteora has agreed to waive any redemption rights with respect to any shares of our Class A Common Stock in connection with the Merger. Such waiver may reduce the number of shares of our Class A Common Stock redeemed in connection with the Merger, which reduction could alter the perception of the potential strength of the Merger. The number of shares of our Class A Common Stock purchased by Meteora, not including the Share Consideration Shares (as defined below), shall be referred to as the “Recycled Shares.”

The Forward Purchase Agreement provides that not later than one local business day following the execution date of the Merger Agreement (the “Prepayment Date”), MCAC will pay to Meteora, out of funds held in the Trust Account, a cash amount (the “Prepayment Amount”) equal to (x) the product of the number of Recycled Shares and the Initial Price less (y) an amount equal to 1% of the product of the number of Recycled Shares and the Initial Price (the “Prepayment Shortfall”). At the written request of Meteora, the Prepayment Amount must be deposited into an escrow account simultaneously with the Closing. In addition to the Prepayment Amount, MCAC shall pay directly from the Trust Account on the Prepayment Date, an amount equal to the product of 40,000 and the Initial Price (the “Additional Consideration”), for the purpose of repayment of Meteora having actually purchased additional shares of our Class A Common Stock (the “Share Consideration Shares”) from third parties prior to the Closing. The Additional Consideration shall be free and clear of all obligations of Meteora in connection with signing a definitive agreement for the Forward Purchase Transaction.

From time to time following the Closing, Meteora may sell Recycled Shares at any time and at any sales price, without payment by Meteora of any Early Termination Obligation (as defined in the Forward Purchase Agreement), until such time as the proceeds from the sales equal 100% of the Prepayment Shortfall.

From time to time following the Closing and prior to the earliest to occur of (a) the third anniversary of the Closing and (b) the date specified by Meteora in a written notice to be delivered to MCAC at Meteora’s discretion after the occurrence of any of a (x) Trigger

Event (defined below) or (y) Delisting Event (each as defined in the Forward Purchase Agreement) (in each case, the “Maturity Date”), Meteora may, in its sole discretion, sell some or all of the shares. On the Maturity Date, the escrow agent shall transfer to Meteora an amount in cash equal to the product of (x)(i) the number of shares as set forth in the initial Pricing Date Notice (as defined in the Forward Purchase Agreement) less (b) the number of Terminated Shares (as defined in the Forward Purchase Agreement) (the “Matured Shares”) multiplied by (y) the Initial Price and Meteora shall transfer to the escrow agent for the benefit of MCAC the Matured Shares less the Maturity Shares and the Penalty Shares (each as defined below). On the last trading day of each week following the merger, Meteora will pay to the Combined Company the product of the number of shares sold multiplied by the Reset Price. The “Reset Price” shall initially be the Initial Price and shall be adjusted on the first scheduled trading day of each week commencing with the first week following the thirtieth day after the Closing to be the lowest of (a) the then-current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior week, but not lower than $7.50; provided that to the extent that MCAC or the Combined Company offers and sells any shares or securities convertible into shares at a price lower than the Initial Price, the Reset Price, shall be modified to equal such reduced price at which such securities may be issued. Meteora will retain any sale proceeds in excess of the product of the number of shares sold by Meteora and the Reset Price.

In the event that the VWAP Price of the Class A Common Stock falls below $5.00 per share for any 20 trading days during a 30 trading day period beginning 30 days following the closing of the Merger (a “Trigger Event”), then Meteora may elect to accelerate the Maturity Date to the date of such Trigger Event. At the Maturity Date, the Combined Company is required to purchase from Meteora, subject to Meteora’s consent, all of the unsold shares for consideration equal to an amount, in cash or shares at the sole discretion of Combined Company (the “Maturity Consideration”), equal to (a) in the case of cash, the product of the unsold shares and $2.00, or $2.50, solely in the event of a Registration Failure (as defined in the Forward Purchase Agreement), and (b) in the case of shares, such number of shares (the “Maturity Shares”) with a value equal to the product of the unsold shares and $2.00, or $2.50, solely in the event of a Registration Failure, divided by the VWAP Price of the Shares for the 10 trading days prior to the Maturity Date; provided that the Maturity Shares used to pay the Maturity Consideration are freely tradable. If the Maturity Shares are not freely tradable, Meteora shall instead receive such number of shares equal to the product of (i) three (3) and (ii) 6,600,000 minus the Terminated Shares (as defined in the Forward Purchase Agreement) (the “Penalty Shares”); provided, however, that if the Penalty Shares are freely tradable within 45 days after the Maturity Date, Meteora shall return such number of Penalty Shares that are valued in excess of Maturity Consideration based on the 10-day VWAP ending on the date that such shares satisfied the Share Conditions.

Pursuant to the terms of the Forward Purchase Agreement, MCAC agreed to pay to Meteora an amount equal to the reasonable and documented attorney fees and other reasonable out-of-pocket expenses related thereto actually incurred by Meteora or its affiliates in connection with this Forward Purchase Transaction not to exceed (a) $75,000, (b) a quarterly fee of $5,000 (initially payable on the Trade Date (as defined in the agreement) and upon the first business day of each quarter and (c) expenses actually incurred in connection with the acquisition of the shares in an amount not to exceed $0.05 per share and $0.03 per disposition of each share.

In addition, pursuant to the terms and conditions of the Forward Purchase Agreement, ConnectM and the Combined Company agree, from and after December 31, 2022, not to incur in excess of $25.0 million of indebtedness through and including the 90th day following the Prepayment Date without the prior written consent of Meteora.

A break-up fee equal to (i) all of Meteora’s reasonable and documented fees and expenses relating to the Forward Purchase Agreement capped at $75,000 plus (ii) $500,000, shall be payable by the Combined Company to Meteora in the event the Forward Purchase Agreement is terminated by MCAC.

Going Concern Consideration

As of December 31, 2022, the Company had $5,938 in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. The Company may withdraw interest income earned in the Trust Account to pay income and franchise taxes. As of December 31, 2022 and 2021, none of the principal amount in the Trust Account was withdrawn as described above. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of December 31, 2022, the Company had $157,000 outstanding Working Capital Loans in the form of a convertible note (Note 5) from the Sponsor.

The proceeds held outside of the Trust Account subsequent to the closing of the IPO may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the consolidated financial statements, assuming that a Business Combination is not consummated during that time. The Company is required to complete a Business Combination within 12 months of the IPO date, absent any extensions available at the Company’s option up to two times by an additional three months each time, at $0.10 per unit outstanding after the redemptions per extension per Class A share subject to possible redemption paid into the Trust Account by the Sponsor (the “Extension Option”). Considering that the Sponsor’s ability to fund the Extension Option is uncertain, the Company may be required to dissolve in May 2023, should a Business Combination not be consummated within that timeframe. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of the ConnectM business combination transaction or any other potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the IPO and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of pursuing a business combination with ConnectM or any other potential target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and ability to complete an Initial Business Combination. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

General and administrative expenses

General and administrative expenses consist primarily of costs to operate as a public company and costs incurred in relation to a potential Business Combination, including legal, accounting, and other expenses. Costs related to a potential business combination are expensed as incurred.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. The weighted average shares for the period from September 23, 2021 (inception) through May 13, 2022 were reduced for the effect of an aggregate of 300,000 Class B Common Stock that were subject to forfeiture until the initial public offering.

The Company’s consolidated statements of operations include a presentation of net loss per share subject to possible redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Common Stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A Common Stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share.

The Company’s Public Warrants (see Note 3), Private Warrants (see Note 4), and Rights (see Note 3), could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Additionally, the Embedded Feature (see Note 2) allows for conversion of the convertible notes into Private Warrants, which could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. However, these potentially dilutive instruments were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

A reconciliation of net loss per share is as follows for the year ended December 31, 2022:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(2,711,247)	(40,669)	(1,011,722)
Net loss to common stock	$(2,711,247)	$(40,669)	$(1,011,722)

Weighted average shares outstanding, basic and diluted	5,872,877	88,093	2,191,507

Basic and diluted net loss per share	$(0.46)	$(0.46)	$(0.46)

A reconciliation of net loss per share is as follows for the period from September 23, 2021 (inception) through December 31, 2021:

Class B
Allocation of undistributable losses	(19,889)
Net loss to common stock	$(19,889)

Weighted average shares outstanding, basic and diluted	2,000,000

Basic and diluted net loss per share	$(0.01)

Marketable Securities Held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account were substantially held in money market funds which were invested in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Earnings on these securities are automatically reinvested, and are included in dividend and interest income in the accompanying consolidated statements of operations. The fair value for these securities is determined using quoted market prices in active markets.

For the year ended December 31, 2022 and during the period from September 23, 2021 (inception) through December 31, 2021, the Company did not withdraw any dividend and interest income from the Trust Account to pay its tax obligations.

Other Income

During the year ended December 31, 2022, the Company received a $55,466 unconditional and non-refundable reimbursement for certain general and administrative expenses incurred by the Company, from a potential target. This amount was recorded as other income in the accompanying consolidated statement of operations for the year ended December 31, 2022.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold as part of the initial Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet. The redemption value as of December 31, 2022 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the trust account, up to $100,000, if and when a dissolution is deemed probable. The Company fully accreted the Class A Common Stock subject to possible redemption to its redemption value at the Initial Public Offering date, and subsequently accretes dividend and interest income earned in the Trust Account in excess of income and franchise taxes payable.

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2022 is as follows:

Gross proceeds from sale of Public Units	$92,000,000
Less: Proceeds allocated to Public Warrants (Note 3)	(1,613,009)
Less: Proceeds allocated to Rights (Note 3)	(4,301,659)
Less: Proceeds allocated to underwriter’s overallotment option (Note 7)	(52,147)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(8,139,659)
Accretion to redemption value of Class A common stock subject to possible redemption	15,026,474
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned, net	848,637
Class A common stock subject to possible redemption	$93,768,637

Derivative Financial Instruments

The Company issues warrants and Rights (see Note 3) to its investors, the overallotment option to the underwriter (see Note 7), and the Working Capital Loans to the Sponsor (see Note 5). The Company accounts for financial instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments and applicable authoritative guidance in

ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own stock and whether the holders of the instruments could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

At the IPO date, the Public Warrants and Rights (see Note 3) and Private Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change. At the IPO date, the underwriter’s overallotment option (see Note 7) met the definition of a liability under ASC 480.

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $2,770,000 at December 31, 2022, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. This Forward Purchase Agreement liability resulted in the recognition of a $2,770,000 loss on the change in fair value of the Forward Purchase Agreement liability in the Company’s consolidated statement of operations for the year ended December 31, 2022.

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

As of December 31, 2022, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account, which are remeasured on a recurring basis using quoted market prices. The Company did not hold any assets requiring remeasurement on a recurring or non-recurring basis as of December 31, 2021. During the year ended December 31, 2022, the Company issued an overallotment option to the underwriter (see Note 7), the fair value of which is measured using the Black Scholes Option Pricing Model with significant unobservable inputs. The overallotment option was fully exercised on the IPO date. The fair value is based on the share price of the underlying shares and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Therefore, the overallotment liability is considered to be a Level 3 financial instrument. The fair value of the overallotment liability at the IPO date of $52,147 was determined using the Black Scholes option pricing model based on the following assumptions:

Risk-free interest rate	0.73%
Dividend rate	0.00%
Volatility	5.00%
Expected life (in years)	0.12

The Representative Shares and Transferred Founder Shares were valued using the fair value of the Class A common stock, adjusted for the probability of consummation of the Business Combination and a discount for lack of marketability. As such, these are considered to be non-recurring Level 3 fair value measurements.

The Forward Purchase Agreement liability was valued using the put option pricing model, assuming that Meteora will purchase the maximum number of shares of 6,600,000 at the consummation of the Business Combination, Meteora will receive $12.20 per share upon the put option exercise and hold the shares until the end of its estimated contractual maturity period of 3.5 years. The value of the resulting put option was adjusted for 12% probability of the completion of a business combination based on the probabilities implied in the traded rights for SPACs to receive shares upon a business combination.  As such, the Forward Purchase Agreement liability is considered to be a recurring Level 3 fair value measurement.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the year ended December 31, 2022:

		Forward Purchase
	Overallotment	Agreement
	liability	Liability
Balance at January 1, 2022	$—	—
Issuance of overallotment option	52,147
Exercise of overallotment option	(52,147)
Loss on change in fair value of Forward Purchase Agreement liability		2,770,000
Balance at December 31, 2022	$—	2,770,000

Working Capital Loan

The Working Capital Loans (Note 5) are issued in the form of convertible notes. The embedded feature to convert the Working Capital Loans into Private Warrants at a price of $1.00 per warrant (the “Embedded Feature”) does not meet the definition of a derivative under ASC 815-10-15-94 through 98 and is not required to be accounted for separately.

Due to Sponsor – related party

The Due to Sponsor balance as of December 31, 2022 includes $4,860 of cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5) and $5,100 of unpaid monthly administrative service fees. These funds will be remitted to the Sponsor in the normal course of business.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an

Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company adopted this standard effective January 1, 2022 and the adoption did not have material impact on the Company’s consolidated financial statements.

The Company does not expect any other recently issued standards to have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

On May 13, 2022, in the private placement that occurred simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,040,000 warrants (each a “Private Warrant”) at a price of $1.00 per warrant, for an aggregate purchase price of $3,040,000. Each Private Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the private placement of the Private Warrants partially funded the Trust Account and IPO issuance costs, and will fund the future operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Warrants, will be included in the liquidating distribution to the public stockholders and the Private Warrants will be worthless (see Note 8).

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In October 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). On May 10, 2022, the Sponsor surrendered 575,000 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 Founder Shares. Up to 300,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option (see Note 7) was not exercised in full by the underwriter. As the Underwriters exercised their overallotment option in full at the IPO date, the forfeiture provisions lapsed for 300,000 Founder Shares.

On October 28, 2021, the Sponsor transferred 25,000 Founder Shares to each of Kathy Cuocolo, Leela Gray and Stephen Markscheid, the Board of Directors nominees.

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor, and are included in Due to Sponsor – related party on the accompanying consolidated balance sheet as of December 31, 2022.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 24, 2022 or the consummation of the Initial Public Offering. The principal balance of the Note totaled $0 and $80,000 as of December 31, 2022 and 2021, respectively. The Note balance of $354,100 as of the IPO date was repaid on May 16, 2022 from the proceeds of the Initial Public Offering not placed in the Trust Account (see Note 5).

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

During the year ended December 31, 2022, the Sponsor loaned the Company $157,000 in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of December 31, 2022 and 2021, the Company had $157,000 and $0, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying consolidated balance sheets.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, for up to 12 months (or up to 18 months if we use our options to extend the period of time to consummate an initial business combination), for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $75,000 under the agreement during the year ended December 31, 2022. As of December 31, 2022, $5,100 was due under the administrative support agreement, included in Due to Related Party on the accompanying consolidated balance sheet.

NOTE 6 — INCOME TAXES

The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2022 and the period from September 23, 2021 (inception) through December 31, 2021, $240,507 and $0, respectively, of income tax expense was recorded. The Company’s effective tax rate for the year ended December 31, 2022 was 6.8%. The difference between the effective tax rate of 6.8% for the year ended December 31, 2022, and the U.S. federal statutory rate of 21% was primarily due to the change in the valuation allowance and the permanent difference arising from the loss on change in fair value of Forward Purchase Agreement liability. The Company’s effective tax rate for the period from September 23, 2021 (inception) through December 31, 2021 was 0%. The difference between the effective tax rate of 0% for the period from September 23, 2021 (inception) through December 31, 2021, and the U.S. federal statutory rate of 21% was primarily due to the full valuation allowance recognized against the deferred tax assets.

The income tax provision consisted of the following  for the year ended December 31, 2022 and for the period from September 23, 2021 (inception) through December 31, 2021:

	December 31,
	2022	2021
Federal
Current	$240,507	$—
Deferred	(398,526)	(4,177)
Change in valuation allowance	398,526	4,177
Income tax provision	$240,507	$—

The Company’s net deferred tax assets consist of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax asset
Net operating loss carryforward	$—	$138
Startup/Organization expenses	402,703	4,039
Total deferred tax asset	402,703	4,177
Valuation allowance	(402,703)	(4,177)
Deferred tax asset, net of valuation allowance	$—	$—

As of December 31, 2022 and 2021, the Company has U.S. federal net operating loss carryovers of $0 and $659, respectively, that do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (as defined below) (including securities contained therein) issued in connection with the Initial Public Offering and Private Placement Warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans (see Note 5), and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants (and underlying Class A common stock) that may be issued upon conversion of the Working Capital Loans and Class A common stock issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement to be signed at the effective date of the Initial Public Offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion of the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities. See Note 1 for discussion of amendments to the registration rights agreement to take effect upon the closing of the Business Combination.

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

Other Commitments and Contingencies

In connection with the execution of the Merger Agreement, MCAC entered into the Forward Purchase Agreement with Meteora. Pursuant to the terms of the Forward Purchase Agreement, MCAC agreed to pay to Meteora an amount equal to the reasonable and documented attorney fees and other reasonable out-of-pocket expenses related thereto actually incurred by Meteora or its affiliates in connection with this Forward Purchase Transaction not to exceed (a) $75,000, (b) a quarterly fee of $5,000 (initially payable on the Trade Date (as defined in the agreement) and upon the first business day of each quarter and (c) expenses actually incurred in connection with the acquisition of the Shares in an amount not to exceed $0.05 per Share and $0.03 per disposition of each Share. In addition, a break-up fee equal to (i) all of Meteora’s reasonable and documented fees and expenses relating to the Forward Purchase Agreement capped at $75,000 plus (ii) $500,000, shall be payable by the Combined Company to Meteora in the event the Forward Purchase Agreement is terminated by MCAC. Refer to Note 1 for further discussion of the Forward Purchase Agreement.

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 9,338,000 and zero shares of Class A common stock issued or outstanding, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor on October 6, 2021. On May 10, 2022, the Sponsor surrendered 575,000 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date, the forfeiture provisions lapsed for 300,000 Founder Shares. As of December 31, 2022 and 2021, there were 2,300,000 shares of Class B common stock issued and outstanding.

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

Warrants — As of December 31, 2022, 9,200,000 and 3,040,000 Public Warrants and Private Placement Warrants (the “Warrants”) were outstanding, respectively. As of December 31, 2021, zero Warrants were outstanding. The Public and Private Placement Warrants were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

Rights —  As of December 31, 2022 and 2021, 9,200,000 and zero Rights were outstanding, respectively. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

NOTE 9 — STOCK-BASED COMPENSATION

In October 2021, the Sponsor transferred 25,000 Founder Shares to each of the three independent director nominees as compensation for their service on the Board. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for the year ended December 31, 2022 or for the period from September 23, 2021 (inception) through December 31, 2021.

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

Total unrecognized compensation expense related to unvested Founder Shares at December 31, 2022 amounted to approximately $65,000 and is expected to be recognized upon the Triggering Event.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.