Form 10-Q
period 2023-03-31
Monterey Capital Acquisition Corp
filed 2023-05-23
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, 9,338,000 Class A common stock, par value $0.0001 per share, and 2,300,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTEREY CAPITAL ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

Table of Contents1

1 TOC to be updated as necessary.

i

PART I. FINANCIAL INFORMATION

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$6,852	$5,938
Prepaid expenses	1,154	6,783
Total current assets	8,006	12,721
Marketable securities held in trust account	95,008,704	94,209,804
Total assets	$95,016,710	$94,222,525

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$125,201	$225,201
Accrued expenses	1,877,992	1,425,780
Convertible note – related party	400,000	157,000
Due to Sponsor - related party	19,960	9,960
Income taxes payable	455,017	240,507
Total current liabilities	2,878,170	2,058,448
Deferred underwriting fees payable	3,680,000	3,680,000
Forward Purchase Agreement Liability	3,330,000	2,770,000
Total liabilities	9,888,170	8,508,448

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 9,200,000 shares subject to possible redemption issued and outstanding as of March 31, 2023 and December 31, 2022	94,499,825	93,768,637

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 138,000 shares not subject to possible redemption (excluding 9,200,000 shares subject to possible redemption) issued and outstanding as of March 31, 2023 and December 31, 2022	14	14
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	—	—
Accumulated deficit	(9,371,529)	(8,054,804)

Total stockholders’ deficit	(9,371,285)	(8,054,560)

Total Liabilities and Stockholders’ Deficit	$95,016,710	$94,222,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2023	2022
General and administrative expenses	$809,927	$27,021
Loss from operations	(809,927)	(27,021)
Other income (expense):
Dividend and interest income	998,900	—
Loss on change in fair value of Forward Purchase Agreement Liability	(560,000)	—
Loss before income taxes	(371,027)	(27,021)
Income tax provision	(214,510)	—
Net loss	$(585,537)	$(27,021)

Weighted average shares outstanding of Class A common stock subject to possible redemption	9,200,000	—

Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(0.05)	$—

Weighted average shares outstanding of Class A common stock	138,000	—

Basic and diluted net loss per share, Class A common stock (see Note 2)	$(0.05)	$—

Weighted average shares outstanding of Class B common stock	2,300,000	2,000,000	(1)

Basic and diluted net loss per share, Class B common stock (see Note 2)	$(0.05)	$(0.01)

(1) Excluded an aggregate of up to 300,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 7). On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the sponsor and directors continuing to hold 2,300,000 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the share surrender (Note 8).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

	Common Stock Subject to
	Possible Redemption		Common Stock					Additional		Total
	Class A		Class A		Class B			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2023	9,200,000	$93,768,637	138,000	$14	2,300,000	(1)	$230	$—	$(8,054,804)	$(8,054,560)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	731,188	—	—	—		—	—	(731,188)	(731,188)
Net loss	—	—	—	—	—		—	—	(585,537)	(585,537)
Balance – March 31, 2023	9,200,000	$94,499,825	138,000	$14	2,300,000		$230	—	$(9,371,529)	$(9,371,285)

	Common Stock Subject to
	Possible Redemption		Common Stock					Additional		Total
	Class A		Class A		Class B			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	—	$—	—	$—	2,300,000	(1)	$230	$24,770	$(19,889)	$5,111
Net loss	—	—	—	—	—		—	—	(27,021)	(27,021)
Balance – March 31, 2022	—	$—	—	$—	2,300,000		$230	$24,770	$(46,910)	$(21,910)

(1) Includes an aggregate of up to 300,000 shares subject to forfeiture if the over-allotment option is not exercised in fill or in part by the underwriters (see Note 7). On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting the sponsor continuing to hold 2,300,000 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the share surrender (Note 8).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(585,537)	$(27,021)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend and interest income	(998,900)	—
Loss on change in fair value of Forward Purchase Agreement liability	560,000	—
Changes in current assets and liabilities:
Prepaid expenses	5,629	—
Accrued expenses	452,212	(168)
Due to Sponsor – related party	10,000	—
Income taxes payable	214,510	—
Net cash used in operating activities	(342,086)	(27,189)

Cash Flows from Investing Activities:
Redemption of investments in Trust Account for franchise taxes	200,000	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	244,000
Payment of deferred offering costs	—	(212,023)
Payment of offering costs on Public Units	(100,000)	—
Convertible note – related party	243,000	—
Net cash provided by financing activities	143,000	31,977

Net Change in Cash	914	4,788
Cash – beginning of period	5,938	5,056
Cash - end of period	$6,852	$9,844

Supplemental Disclosure of cash flow information:
Accretion to redemption value of Class A Common stock subject to possible redemption	$731,188	$—
Offering costs included in accrued offering costs	$—	$27,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 —  ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (as described below), activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below. During the three months ended March 31, 2023, the Company withdrew $200,000 of dividend and interest income earned in the Trust Account to pay its franchise tax obligations. There were no other funds released from the Trust Account through March 31, 2023 for the payment of the Company’s tax obligations.

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

The Company’s sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete a business combination within 12 months (or if the Company decides to extend the period of time to complete the initial business combination up to two times by an additional three months each time, at $0.10 per unit per extension, for a total of $0.20 per unit in the aggregate in trust, within 18 months) from the closing of the Initial Public Offering (the “Combination Period”) unless the Company provides its public stockholders with the opportunity to convert their shares of common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares. On May 9, 2023, the Company extended the period of time to consummate its business combination by three months, from May 13, 2023 to August 13, 2023, by depositing $920,000 to the Trust Account. This extension is the first of up to two three-month extensions permitted under the Company’s governing documents.

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

As a result of the Merger, among other things, each share of ConnectM common stock, par value $0.0001 per share, and ConnectM preferred stock, par value $0.0001 per share (but excluding shares the holders of which perfect rights of appraisal under Delaware law), will be converted into the right to receive such number of shares of common stock, par value $0.0001 per share, of MCAC common stock as calculated based on the Exchange Ratio as set forth in the Merger Agreement. “Exchange Ratio” is defined in the Merger Agreement to be the quotient of (a) the merger consideration, divided by (b) the number of shares of ConnectM capital stock outstanding as of immediately prior to the Effective Time, including any shares underlying outstanding warrants to purchase ConnectM Common Stock and excluding any shares of ConnectM capital stock held in treasury by ConnectM. The Merger Consideration is 14,500,000 shares of MCAC Common Stock, subject to an upward adjustment depending on the extent to which MCAC’s transaction expenses exceed $8,000,000.

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

Sponsor Support Agreement

In connection with the execution of the Merger, the Sponsor entered into a sponsor support agreement with MCAC, certain independent directors of MCAC, and ConnectM, pursuant to which to which the Sponsor and the independent directors of MCAC have agreed to waive, subject to, conditioned upon and effective as of immediately prior to, the Effective Time, the adjustment to the conversion ratio set forth in our charter with respect to our Founder Shares and vote all shares of our Class A Common Stock and Class B Common Stock beneficially owned by them in favor of the Merger. The Sponsor and the independent directors of MCAC have also agreed, that in the event less than all of the holders of our Class B Common Stock execute the Registration Rights Agreement, they will agree to waive certain rights under that certain Registration Rights Agreement, dated May 10, 2022, by and among MCAC, Sponsor and the independent directors.

Company Stockholder Support Agreement

In connection with the execution of the Merger Agreement, MCAC entered into a stockholder support agreement with ConnectM and the Company Stockholders, pursuant to which to the Company Stockholders agreed to vote all shares of ConnectM Stock beneficially owned by them in favor of the Merger.

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

Forward Purchase Agreement

In connection with the execution of the Merger Agreement, MCAC and Meteora Special Opportunity Fund, entered into the Forward Purchase Agreement for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Meteora intends to purchase in the open market through a broker shares of MCAC Class A Common Stock, after the date of the Forward Purchase Agreement from holders of our Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of our Class A Common Stock pursuant to the redemption rights set forth in our charter, in connection with the execution of the Merger Agreement, up to a maximum of 6,600,000 shares of our Class A Common Stock at a price equal to the estimated redemption price of approximately $10.27 per share of our Class A Common Stock (based on the amount of $95,008,704 held in the Trust Account as of March 31, 2023, less $508,879 of estimated income and franchise taxes to be paid from the interest and dividend income earned in the Trust Account) to be paid to investors who elect to redeem their shares at MCAC’s redemption deadline (the “Initial Price”); provided that Meteora may not beneficially own greater than 9.9% of the issued and outstanding shares on a post-merger pro forma basis. Meteora has agreed to waive any redemption rights with respect to any shares of our Class A Common Stock in connection with the Merger. Such waiver may reduce the number of shares of our Class A Common Stock redeemed in connection with the Merger, which reduction could alter the perception of the potential strength of the Merger. The number of shares of our Class A Common Stock purchased by Meteora, not including the Share Consideration Shares (as defined below), shall be referred to as the “Recycled Shares.”

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

From time to time following the Closing and prior to the earliest to occur of (a) the third anniversary of the Closing and (b) the date specified by Meteora in a written notice to be delivered to MCAC at Meteora’s discretion after the occurrence of any of a (x) Trigger Event (defined below) or (y) Delisting Event (each as defined in the Forward Purchase Agreement) (in each case, the “Maturity Date”), Meteora may, in its sole discretion, sell some or all of the shares. On the Maturity Date, the escrow agent shall transfer to the Meteora an amount in cash equal to the product of (x)(i) the number of shares as set forth in the initial Pricing Date Notice (as defined in the Forward Purchase Agreement) less (b) the number of Terminated Shares (as defined in the Forward Purchase Agreement) (the “Matured Shares”) multiplied by (y) the Initial Price and the Meteora shall transfer to the escrow agent for the benefit of MCAC the Matured Shares less the Maturity Shares and the Penalty Shares (each as defined below). On the last trading day of each week following the merger, Meteora will pay to the Combined Company the product of the number of shares sold multiplied by the Reset Price. The “Reset Price” shall initially be the Initial Price and shall be adjusted on the first scheduled trading day of each week commencing with the first week following the thirtieth day after the Closing to be the lowest of (a) the then-current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior week, but not lower than $7.50; provided that to the extent that MCAC or the Combined Company offers and sells any shares or securities convertible into shares at a price lower than the Initial Price, the Reset Price, shall be modified to equal such reduced price at which such securities may be issued. Meteora will retain any sale proceeds in excess of the product of the number of shares sold by Meteora and the Reset Price.

In the event that the VWAP Price of the Class A Common Stock falls below $5.00 per share for any 20 trading days during a 30 trading day period beginning 30 days following the closing of the Merger (a “Trigger Event”), then Meteora may elect to accelerate the Maturity Date to the date of such Trigger Event. At the Maturity Date, the Combined Company is required to purchase from Meteora, subject to Meteora’s consent, all of the unsold shares for consideration equal to an amount, in cash or shares at the sole discretion of Combined Company (the “Maturity Consideration”), equal to (a) in the case of cash, the product of the unsold shares and $2.00, or $2.50, solely in the event of a Registration Failure (as defined in the Forward Purchase Agreement), and (b) in the case of shares, such number of shares (the “Maturity Shares”) with a value equal to the product of the unsold shares and $2.00, or $2.50, solely in the event of a Registration Failure, divided by the VWAP Price of the Shares for the 10 trading days prior to the Maturity Date; provided that the Maturity Shares used to pay the Maturity Consideration are freely tradable. If the Maturity Shares are not freely tradable, Meteora shall instead receive such number of shares equal to the product of (i) three (3) and (ii) 6,600,000 minus the Terminated Shares (as defined in the Forward Purchase Agreement) (the “Penalty Shares”); provided, however, that if the Penalty Shares are freely tradable within 45 days after the Maturity Date, Meteora shall return to appreciate such number of Penalty Shares that are valued in excess of Maturity Consideration based on the 10-day VWAP ending on the date that such shares satisfied the Share Conditions.

In addition, pursuant to the terms and conditions of the Forward Purchase Agreement, ConnectM and the Combined Company agree, from and after December 31, 2022, not to incur in excess of $25.0 million of indebtedness through and including the 90th day following the Prepayment Date without the prior written consent of the Meteora.

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

Going Concern Consideration

As of March 31, 2023, the Company had $6,852 in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. The Company may withdraw interest income earned in the Trust Account to pay income and franchise taxes. During the three months ended March 31, 2023 and through March 31, 2023, $200,000 of dividend and interest income was withdrawn from the trust account to pay franchise taxes. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of March 31, 2023, the Company had $400,000 outstanding Working Capital Loans in the form of a convertible note (Note 5) from the Sponsor.

The proceeds held outside of the Trust Account subsequent to the closing of the IPO may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. The Company is required to complete a Business Combination within 12 months of the IPO date, absent any extensions available at the Company’s option up to two times by an additional three months each time, at $0.10 per extension per Class A share subject to possible redemption paid into the Trust Account by the Sponsor (the “Extension Option”). On May 9, 2023, the Company extended the period of time to consummate its business combination by three months, from May 13, 2023 to August 13, 2023, by depositing $920,000 to the Trust Account. This extension is the first of up to two three-month extensions permitted under the Company’s governing documents. Considering that the Sponsor’s ability to fund the second Extension Options is uncertain, the Company may be required to dissolve as early as August 31, 2023, should a Business Combination not be consummated within that timeframe. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, no later than 10 business days after August 13, 2023 (or until November 13, 2023 if the second Extension Option is exercised). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, and increases in interest rates. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and ability to complete an Initial Business Combination. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s 10-K as filed with the SEC on April 20, 2023. The interim results for the three months March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods

Emerging Growth Company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Business Combination Costs

Costs incurred in relation to a potential business combination may include legal, accounting and other expenses. Any such costs are expensed as incurred.

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

The Company’s unaudited condensed consolidated statements of operations include a presentation of net loss per share subject to possible redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Common Stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A Common Stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share.

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

A reconciliation of net loss per share is as follows for the three months ended March 31, 2023:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(462,875)	(6,943)	(115,719)
Net loss to common stock	$(462,875)	$(6,943)	$(115,719)

Weighted average shares outstanding, basic and diluted	9,200,000	138,000	2,300,000

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.05)

A reconciliation of net loss per share is as follows for the three months ended March 31, 2022:

Class B
Allocation of undistributable losses	(27,021)
Net loss to common stock	$(27,021)

Weighted average shares outstanding, basic and diluted	2,000,000

Basic and diluted net loss per share	$(0.01)

Marketable Securities Held in Trust Account

At March 31, 2023, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed consolidated balance sheet at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed consolidated Statement of Operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

During the three months ended March 31, 2023, the Company withdrew $200,000 of dividend and interest income from the Trust Account to pay its franchise tax obligations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheet, primarily due to their short-term nature.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold as part of the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The redemption value as of March 31, 2023 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the trust account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of March 31, 2023 and December 31, 2022 is as follows:

Gross proceeds from sale of Public Units	$92,000,000
Less: Proceeds allocated to Public Warrants (Note 3)	(1,613,009)
Less: Proceeds allocated to Rights (Note 3)	(4,301,659)
Less: Proceeds allocated to underwriter’s overallotment option (Note 7)	(52,147)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(8,139,659)
Accretion to redemption value of Class A common stock subject to possible redemption	15,026,474
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	848,637
Class A common stock subject to possible redemption as of December 31, 2022	$93,768,637
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	731,188
Class A common stock subject to possible redemption as of March 31, 2023	$94,499,825

Derivative Financial Instruments

The Company issued warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

At the IPO date, the Public Warrants and Rights (see Note 3) and Private Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change.

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $3,330,000 and $2,770,000 at March 31, 2023 and December 31, 2022, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Forward Purchase Agreement liability resulted in the recognition of a $560,000 loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The forward purchase agreement liability was valued as of March 31, 2023 using the put option pricing model, assuming that Meteora will purchase the maximum number of shares of 6,600,000 at the business combination date, Meteora will receive $12.20 per share upon the put option exercise and hold the shares until the end of its estimated contractual maturity period of 3.25 years. The value of the resulting put option was adjusted for 17.8% probability of the completion of a business combination based on the probabilities implied in the traded rights for SPACs to receive shares upon a business combination. As such, the forward purchase agreement liability is considered to be recurring Level 3 fair value measurements.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2023.

Forward
Purchase
Agreement
Liability
Balance at January 1, 2023	$2,770,000
Change in fair value of Forward Purchase Agreement Liability	560,000
Balance at March 31, 2023	$3,330,000

There were no Level 3 liabilities measured at fair value on a recurring or nonrecurring basis during the three months ended March 31, 2022.

Working Capital Loan

The Working Capital Loans (Note 5) are issued in the form of convertible notes. The embedded feature to convert the Working Capital Loans into Private Warrants at a price of $1.00 per warrant (the “Embedded Feature”) does not meet the definition of a derivative under ASC 815 and is not required to be accounted for separately.

Due to Sponsor – related party

The Due to Sponsor balances as of March 31, 2023 and December 31, 2022 include $4,860 in cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5). These funds will be remitted to the Sponsor in the normal course of business.

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from managements estimate. As of March 31, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Standards

The Company does not expect any recently issued standards to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor and are included in Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

During the three months ended March 31, 2023, the Sponsor loaned the Company $243,000 in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of March 31, 2023 and December 31, 2022, the Company had $400,000 and $157,000, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying unaudited condensed consolidated balance sheets.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $0 under the agreement during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, $15,100 and $5,100, respectively, was due under the administrative support agreement, included in Due to Related Party on the accompanying unaudited condensed consolidated balance sheets.

NOTE 6 — INCOME TAXES

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s ETR was (57.8%) and 0% for the months ended March 31, 2023 and 2022, respectively. The difference between the effective tax rate of (57.8%) and the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 was primarily due to the change in the valuation allowance and the permanent difference arising from the loss on change in fair value of Forward Purchase Agreement liability. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2022 was due to the full valuation allowance recognized against the deferred tax assets.

The Company has no uncertain tax positions related to federal and state income taxes. The 2021 and 2022 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

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

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 9,338,000 shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor on October 6, 2021. On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares. As of March 31, 2023 and December 31, 2022, there were 2,300,000 shares of Class B common stock issued and outstanding.

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

Warrants — As of March 31, 2023 and December 31, 2022, 9,200,000 Public Warrants and 3,040,000 Private Placement Warrants (the “Warrants”) were outstanding. The Public and Private Placement Warrants were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

Rights —  As of March 31, 2023 and December 31, 2022, 9,200,000 Rights were outstanding. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

NOTE 9 — STOCK-BASED COMPENSATION

In October 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the Board. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for the three months ended March 31, 2023 and 2022.

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

Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2023 and December 31, 2022 amounted to approximately $65,000 and is expected to be recognized upon the Triggering Event.

NOTE 10 — SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed consolidated financial statements, except as disclosed below.

Between April 1, 2023 and May 12, 2023, the Sponsor loaned the Company an additional $179,000 in Working Capital Loans. The Working Capital Loans are subject to the same terms as described in Note 5.

On April 19, 2023, the Company withdrew $305,203 in interest and dividend income earned in the Trust Account to pay its franchise and income taxes.

On May 9, 2023, the Company extended the period of time to consummate its business combination by three months, from May 13, 2023 to August 13, 2023, by depositing $920,000 to the Trust Account. This extension is the first of up to two three-month extensions permitted under the Company’s governing documents.

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

On May 9, 2023, the Company extended the period of time to consummate its business combination by three months, from May 13, 2023 to August 13, 2023, by depositing $920,000 to the Trust Account. This extension is the first of up to two three-month extensions permitted under the Company’s governing documents. If we are unable to complete an initial Business Combination before the deadline, currently August 13, 2023 (or November 13, 2023, should the second extension be utilized), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A Common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On December 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, ConnectM Technology Solutions, Inc., a Delaware corporation (“ConnectM”), and Chronos Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, a business combination between the Company and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of the Company.

Liquidity and Capital Resources

At March 31, 2023, we had cash of $6,852 and a working capital deficit of $2,365,146, excluding the income and franchise tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 23, 2021 (inception) to March 31, 2023 were organizational activities and those necessary to consummate the Initial Public Offering and identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held after the Initial Public Offering. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan amounting to $354,100 as of the IPO date, which was repaid on May 16, 2022, under an unsecured and noninterest bearing promissory note from the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. Through March 31, 2023, the Company has received $400,000 in Working Capital Loans (Note 5).

As of March 31, 2023, the Company had cash in the Trust Account of $95,008,704. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $3,680,000 and $508,879 available to satisfy the Company’s tax liabilities) to complete its initial business combination, to the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination.

Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. The Company is required to complete a Business Combination within 12 months of the IPO date, absent any extensions available at the Company’s option up to two times by an additional three months each time, at $0.10 per extension per Class A share subject to possible redemption paid into the Trust Account by the Sponsor (the “Extension Option”). On May 9, 2023, the Company extended the period of time to consummate its business combination by three months, from May 13, 2023 to August 13, 2023, by depositing $920,000 to the Trust Account. This extension is the first of up to two three-month extensions permitted under the Company’s governing documents. Considering that the Sponsor’s ability to fund the second Extension Options is uncertain, the Company may be required to dissolve as early as August 31, 2023, should a Business Combination not be consummated within that timeframe. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, no later than 10 business days after August 13, 2023 (or until November 13, 2023 if the second Extension Option is exercised). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity from inception through the IPO Date was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we had a net loss of $585,537, which was primarily related to $809,927 of general and administrative costs, $214,510 of income tax expense, and $560,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $998,900 of dividend and interest income earned in the Trust Account. For the three months ended March 31, 2022 we had a net loss of $27,021, which consisted of formation and general and administrative costs. The dividend and interest income during the three months ended March 31, 2023 represents the income earned in the Trust Account for the three months ended March 31, 2023. The income tax expense during the three months ended March 31, 2023 was primarily attributable to the dividend and interest income earned in the Trust Account. General and administrative costs increased during the three months ended March 31, 2023 due to the Company’s activities related to operating as a public company and activities to identify a target for an initial Business Combination, versus only formation-related expenses during the three months ended March 31, 2022.

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

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. The Company incurred $30,000 under the agreement during the three months ended March 31, 2023. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies and estimates are identified below.

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $3,330,000 and $2,770,000 at March 31, 2023 and December 31, 2022, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Company recognized a $560,000 loss on the change in fair value of the Forward Purchase Agreement liability in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2023.

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

The Company’s unaudited condensed consolidated statements of operations include a presentation of net loss per share subject to redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Common Stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A Common Stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share.

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

Recent Accounting Standards

The Company does not expect any recently issued standards to have a material impact on the Company’s unaudited condensed consolidated financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor, and are included in Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2023.

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

During the three months ended March 31, 2023, the Sponsor loaned the Company $243,000 in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of March 31, 2023, the Company had $400,000, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying unaudited condensed consolidated balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the accounting for complex financial instruments and completeness and accuracy of financial data.

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

To address these material weaknesses management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm.

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

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of May 2023.

MONTEREY CAPITAL ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
Name:	Bala Padmakumar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel Davis
Name:	Daniel Davis
Title:	Chief Executive Officer (Principal Financial Officer)