Form 10-Q
period 2023-06-30
Monterey Capital Acquisition Corp
filed 2023-08-23
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, 9,338,000 Class A common stock, par value $0.0001 per share, and 2,300,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTEREY CAPITAL ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

i

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$214,623	$5,938
Prepaid expenses	35,000	6,783
Due from Sponsor - related party	87,377	—
Total current assets	337,000	12,721
Marketable securities held in trust account	96,758,886	94,209,804
Total assets	$97,095,886	$94,222,525

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$125,201	$225,201
Accrued expenses	2,168,444	1,425,780
Convertible note – related party	579,000	157,000
Due to Sponsor - related party	117,337	9,960
Deferred credit – term extension fee funded by acquisition target company	920,000	—
Income taxes payable	672,607	240,507
Total current liabilities	4,582,589	2,058,448
Deferred underwriting fees payable	3,680,000	3,680,000
Forward Purchase Agreement Liability	8,870,000	2,770,000
Total liabilities	17,132,589	8,508,448

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 9,200,000 shares subject to possible redemption issued and outstanding as of June 30, 2023 and December 31, 2022	96,287,619	93,768,637

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 138,000 shares not subject to possible redemption (excluding 9,200,000 shares subject to possible redemption) issued and outstanding as of June 30, 2023 and December 31, 2022	14	14
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,300,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	230	230
Accumulated deficit	(16,324,566)	(8,054,804)

Total stockholders’ deficit	(16,324,322)	(8,054,560)

Total Liabilities and Stockholders’ Deficit	$97,095,886	$94,222,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$543,038	$515,881	$1,352,965	$542,902
Loss from operations	(543,038)	(515,881)	(1,352,965)	(542,902)
Other income (expense):
Dividend and interest income	1,135,385	85,018	2,134,285	85,018
Loss on change in fair value of Forward Purchase Agreement Liability	(5,540,000)	—	(6,100,000)	—
Loss before income taxes	(4,947,653)	(430,863)	(5,318,680)	(457,884)
Income tax provision	(217,590)	(30,216)	(432,100)	(30,216)
Net Loss	$(5,165,243)	$(461,079)	$(5,750,780)	$(488,100)

Weighted average shares outstanding of Class A common stock subject to possible redemption	9,200,000	4,953,846	9,200,000	2,490,608

Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(0.44)	$(0.06)	$(0.49)	$(0.11)

Weighted average shares outstanding of Class A common stock	138,000	74,308	138,000	37,359

Basic and diluted net loss per share, Class A common stock (see Note 2)	$(0.44)	$(0.06)	$(0.49)	$(0.11)

Weighted average shares outstanding of Class B common stock	2,300,000	2,161,538	2,300,000	2,081,215

Basic and diluted net loss per share, Class B common stock (see Note 2)	$(0.44)	$(0.06)	$(0.49)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2023	9,200,000	$93,768,637	138,000	$14	2,300,000	$230	$—	$(8,054,804)	$(8,054,560)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	731,188	—	—	—	—	—	(731,188)	(731,188)
Net loss	—	—	—	—	—	—	—	(585,537)	(585,537)
Balance – March 31, 2023	9,200,000	94,499,825	138,000	14	2,300,000	230	—	(9,371,529)	(9,371,285)
Accretion to redemption value of Class A Common stock subject to possible redemption due to extension payment	—	920,000	—	—	—	—	—	(920,000)	(920,000)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	867,794	—	—	—	—	—	(867,794)	(867,794)
Net loss	—	—	—	—	—	—	—	(5,165,243)	(5,165,243)
Balance – June 30, 2023	9,200,000	$96,287,619	138,000	$14	2,300,000	$230	$—	$(16,324,566)	$(16,324,322)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	—	$—	—	$—	2,300,000	$230	$24,770	$(19,889)	$5,111
Net loss	—	—	—	—	—	—	—	(27,021)	(27,021)
Balance – March 31, 2022	—	—	—	—	2,300,000	230	24,770	(46,910)	(21,910)
Issuance of private placement warrants	—	—	—	—	—	—	3,040,000	—	3,040,000
Issuance of Class A Common stock, net of issuance costs of $8,139,659	9,200,000	77,893,526	—	—	—	—	—	—	—
Issuance of Public Warrants, net of issuance costs of $152,515	—	—	—	—	—	—	1,460,494	—	1,460,494
Issuance of Rights, net of issuance costs of $406,736	—	—	—	—	—	—	3,894,923	—	3,894,923
Fair value of underwriter’s overallotment options exercised	—	—	—	—	—	—	52,147	—	52,147
Deemed capital contribution by the Sponsor through transfer of Class B shares	—	—	—	—	—	—	2,508,632	—	2,508,632
Issuance of Representative Shares	—	—	138,000	14	—	—	622,868	—	622,882
Accretion to redemption value of Class A Common stock subject to possible redemption	—	15,026,474	—	—	—	—	(11,603,834)	(3,422,640)	(15,026,474)
Net loss	—	—	—	—	—	—	—	(461,079)	(461,079)
Balance – June 30, 2022	9,200,000	$92,920,000	138,000	$14	2,300,000	$230	$—	$(3,930,629)	$(3,930,385)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

	For the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(5,750,780)	$(488,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend and interest income	(2,134,285)	(85,018)
Loss on change in fair value of Forward Purchase Agreement liability	6,100,000	—
Changes in current assets and liabilities:
Prepaid expenses	(28,217)	(74,237)
Accrued expenses	742,664	323,910
Due to Sponsor – related party	20,000	—
Income taxes payable	432,100	30,216
Net cash used in operating activities	(618,518)	(293,229)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(920,000)	(92,920,000)
Redemption of investments in Trust Account for franchise and income taxes	505,203	—
Net cash used in investing activities	(414,797)	(92,920,000)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	274,100
Repayment of promissory note – related party	—	(354,100)
Proceeds from issuance of Public Units	—	92,000,000
Proceeds from issuance of Private Warrants	—	3,040,000
Term extension fees paid by target company	920,000	—
Payment of offering costs on Public Units	(100,000)	(1,533,985)
Convertible note – related party	422,000	—
Net cash provided by financing activities	1,242,000	93,426,015

Net Change in Cash	208,685	212,786
Cash – beginning of period	5,938	5,056
Cash - end of period	$214,623	$217,842

Supplemental Disclosure of cash flow information:
Deferred underwriting commissions	$—	$3,680,000
Issuance of Representative Shares for underwriting services	$—	$622,882
Noncash loan from Sponsor	$87,377	$—
Accretion to redemption value of Class A Common stock subject to possible redemption	$2,518,982	$15,026,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 —  ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (as described below), activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest or if at all. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below. During the three and six months ended June 30, 2023, the Company withdrew $305,203 and $505,203, respectively, of dividend and interest income earned in the Trust Account to pay its franchise and income tax obligations.

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

On May 9, 2023, the Company extended the period of time to consummate its Business Combination by three months, from May 13, 2023 to August 13, 2023, pursuant to the deposit of $920,000 to the Trust Account by ConnectM (the “First Extension Payment”). The Company recognized a deferred credit in the amount of $920,000 in connection with the First Extension Payment.

On August 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional three months from August 13, 2023 to November 13, 2023 (the “Second Extension Period”, together with the First Extension Period, the “Extension Period”), pursuant to the deposit of $920,000 to the Trust Account by ConnectM (the “Second Extension Payment”). The Second Extension Payment represents the second and final of two three-month extensions permitted under the Company’s governing documents.

If the Company is unable to complete its initial business combination within the Extension Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company cannot assure you that it will have funds sufficient to pay or provide for all creditors’ claims.

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its initial business combination within the Extension Period. However, if the initial stockholders acquire public shares in or after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Extension Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Forward Purchase Agreement

In connection with the execution of the Merger Agreement, MCAC and Meteora Special Opportunity Fund, entered into the Forward Purchase Agreement for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Meteora intends to purchase in the open market through a broker shares of MCAC Class A Common Stock, after the date of the Forward Purchase Agreement from holders of our Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of our Class A Common Stock pursuant to the redemption rights set forth in our charter, in connection with the execution of the Merger Agreement, up to a maximum of 6,600,000 shares of our Class A Common Stock at a price equal to the estimated redemption price of approximately $10.47 per share of our Class A Common Stock (based on the amount of $96,758,886 held in the Trust Account as of June 30, 2023, less $471,267 of estimated income and franchise taxes to be paid from the interest and dividend income earned in the Trust Account) to be paid to investors who elect to redeem their shares at MCAC’s redemption deadline (the “Initial Price”); provided that Meteora may not beneficially own greater than 9.9% of the issued and outstanding shares on a post-merger pro forma basis. Meteora has agreed to waive any redemption rights with respect to any shares of our Class A Common Stock in connection with the Merger. Such waiver may reduce the number of shares of our Class A Common Stock redeemed in connection with the Merger, which reduction could alter the perception of the potential strength of the Merger. The number of shares of our Class A Common Stock purchased by Meteora, not including the Share Consideration Shares (as defined below), shall be referred to as the “Recycled Shares.”

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

Going Concern Consideration

As of June 30, 2023, the Company had $214,623 in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. The Company may withdraw interest income earned in the Trust Account to pay income and franchise taxes. During the three and six months ended June 30, 2023, $305,203 and $505,203, respectively, of dividend and interest income was withdrawn from the trust account for payment of franchise and income taxes. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of June 30, 2023, the Company had $579,000 outstanding Working Capital Loans in the form of a convertible note (Note 5) from the Sponsor.

The proceeds held outside of the Trust Account subsequent to the closing of the IPO may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. The Company is required to complete a Business Combination within 12 months of the IPO date, absent any extensions available at the Company’s option up to two times by an additional three months each time, at $0.10 per extension per Class A share subject to possible redemption paid into the Trust Account by the Sponsor (the “Extension Option”). On May 9, 2023, the Company exercised the Extension Option through the First Extension Payment made by ConnectM into the Trust Account. On August 11, 2023, the Company further extended the period of time available to consummate its Business Combination to November 13, 2023, pursuant to the Second Extension Payment made by ConnectM into the Trust Account. The Second Extension Payment represents the second and final of two three-month extensions permitted under the Company’s governing documents. Considering that the Company’s ability to consummate its’ proposed Business Combination is uncertain, the Company may be required to dissolve as early as November 13, 2023, should a Business Combination not be consummated within that timeframe. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, no later than 10 business days after November 13, 2023. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s 10-K as filed with the SEC on April 20, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

The Company’s unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share subject to possible redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Common Stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A Common Stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share.

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

A reconciliation of net loss per share is as follows for the three months ended June 30, 2023:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(4,083,196)	(61,248)	(1,020,799)
Net loss to common stock	$(4,083,196)	$(61,248)	$(1,020,799)

Weighted average shares outstanding, basic and diluted	9,200,000	138,000	2,300,000

Basic and diluted net loss per share	$(0.44)	$(0.44)	$(0.44)

A reconciliation of net loss per share is as follows for the six months ended June 30, 2023:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(4,546,071)	(68,191)	(1,136,518)
Net loss to common stock	$(4,546,071)	$(68,191)	$(1,136,518)

Weighted average shares outstanding, basic and diluted	9,200,000	138,000	2,300,000

Basic and diluted net loss per share	$(0.49)	$(0.49)	$(0.49)

A reconciliation of net loss per share is as follows for the three months ended June 30, 2022:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(317,693)	(4,765)	(138,621)
Net loss to common stock	$(317,693)	$(4,765)	$(138,621)

Weighted average shares outstanding, basic and diluted	4,953,846	74,308	2,161,538

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.06)

A reconciliation of net loss per share is as follows for the six months ended June 30, 2022:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(263,749)	(3,956)	(220,395)
Net loss to common stock	$(263,749)	$(3,956)	$(220,395)

Weighted average shares outstanding, basic and diluted	2,490,608	37,359	2,081,215

Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.11)

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed consolidated balance sheet at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed consolidated Statement of Operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

During the three and six months ended June 30, 2023, the Company withdrew $305,203 and $505,203, respectively, of dividend and interest income from the Trust Account for payment of franchise and income tax obligations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold as part of the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The redemption value as of June 30, 2023 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the trust account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of June 30, 2023 and December 31, 2022 is as follows:

Gross proceeds from sale of Public Units	$92,000,000
Less: Proceeds allocated to Public Warrants (Note 3)	(1,613,009)
Less: Proceeds allocated to Rights (Note 3)	(4,301,659)
Less: Proceeds allocated to underwriter’s overallotment option (Note 7)	(52,147)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(8,139,659)
Accretion to redemption value of Class A common stock subject to possible redemption	15,026,474
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	848,637
Class A common stock subject to possible redemption as of December 31, 2022	$93,768,637
Accretion to redemption value of Class A common stock subject to possible redemption due to First Extension Payment	920,000
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	1,598,982
Class A common stock subject to possible redemption as of June 30, 2023	$96,287,619

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $8,870,000 and $2,770,000 at June 30, 2023 and December 31, 2022, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Forward Purchase Agreement liability resulted in the recognition of a $5,540,000 and $6,100,000 loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The forward purchase agreement liability was valued as of June 30, 2023 and December 31, 2022 using the put option pricing model, assuming that Meteora will purchase the maximum number of shares of 6,600,000 at the business combination date, Meteora will receive $12.47 and $12.20 per share, respectively, upon the put option exercise and hold the shares until the end of its estimated contractual maturity period of 3.25 years and 3.50 years, respectively. The fair value of the resulting put option at June 30, 2023 and December 31, 2022, was adjusted for 50% and 12% probability of the completion of a business combination, respectively, based on the probabilities implied in the traded rights for SPACs to receive shares upon a business combination. As such, the forward purchase agreement liability is considered to be recurring Level 3 fair value measurements.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2023.

Forward
Purchase
Agreement
Liability
Balance at January 1, 2023	$2,770,000
Change in fair value of Forward Purchase Agreement Liability	560,000
Balance at March 31, 2023	$3,330,000
Change in fair value of Forward Purchase Agreement Liability	5,540,000
Balance at June 30, 2023	$8,870,000

There were no Level 3 liabilities measured at fair value on a recurring or nonrecurring basis during the three and six months ended June 30, 2022.

Working Capital Loan

The Working Capital Loans (Note 5) are issued in the form of convertible notes. The embedded feature to convert the Working Capital Loans into Private Warrants at a price of $1.00 per warrant (the “Embedded Feature”) does not meet the definition of a derivative under ASC 815 and is not required to be accounted for separately.

Due to/from Sponsor – related party

In April 2023, the Company withdrew $302,000 of interest and dividend income earned in the Trust Account for payment of the Company’s income tax liabilities. As of June 30, 2023, $87,377 of these funds were inadvertently used for the payments of general operating expenses. As of June 30, 2023, these funds (totaling $87,377) are payable to the Company by the Sponsor and expected to be provided via a Working Capital Loan (Note 5) or similar. As such, this amount is included in the Due from Sponsor - related party and Due to Sponsor – related party balances as of June 30, 2023. Such funds were replenished to the Company’s operating account by ConnectM on August 21, 2023 in the form of a working capital loan with the same terms as the Working Capital Loans (Note 5) from the Sponsor.

The Due to Sponsor - related party balance as of June 30, 2023 totaled $117,337, of which $25,100 represents unpaid monthly administrative fees, $4,860 represents cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5), and $87,377 related to the funds reserved for payment of the Company’s income taxes as disclosed above.

The Due to Sponsor – related party balance as of December 31, 2022 includes $5,100 in unpaid monthly administrative fees and $4,860 in cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5). These funds will be remitted to the Sponsor in the normal course of business.

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of June 30, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor and are included in Due from Sponsor - related party and Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

During the three and six months ended June 30, 2023, the Sponsor loaned the Company $179,000 and $422,000 in Working Capital Loans, respectively. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of June 30, 2023 and December 31, 2022, the Company had $579,000 and $157,000, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying unaudited condensed consolidated balance sheets.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $15,000 under the agreement during the three months ended June 30, 2023 and 2022, respectively. The Company incurred $60,000 and $15,000 under the agreement during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, $25,100 was due under the administrative support agreement, included in Due from Sponsor - related party (see Note 2) in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2022, $5,100 was due under the administrative support agreement, included in Due to Sponsor - related party on the accompanying unaudited condensed consolidated balance sheet.

NOTE 6 — INCOME TAXES

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items.

The Company’s ETR was (4.4)% and (8.1)% for the three and six months ended June 30, 2023, respectively. The difference between the Company’s ETR during the three and six months ended June 30, 2023 and the U.S. federal statutory rate of 21% is primarily due to the permanent difference arising from the loss on change in fair value of Forward Purchase Agreement liability and the valuation allowance recorded against the deferred taxes arising from the Company’s startup costs.

The Company’s ETR was (7.0)% and (6.6)% for the three and six months ended June 30, 2022, respectively. The difference between the Company’s ETR during the three and six months ended June 30, 2022 and the U.S. federal statutory rate of 21% is primarily due to the valuation allowance recorded against the deferred taxes arising from the Company’s startup costs.

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

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 9,338,000 shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor on October 6, 2021. On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares. As of June 30, 2023 and December 31, 2022, there were 2,300,000 shares of Class B common stock issued and outstanding.

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

Warrants — As of June 30, 2023 and December 31, 2022, 9,200,000 Public Warrants and 3,040,000 Private Placement Warrants (the “Warrants”) were outstanding. The Public and Private Placement Warrants were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of warrants.

Rights —  As of June 30, 2023 and December 31, 2022, 9,200,000 Rights were outstanding. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

NOTE 9 — STOCK-BASED COMPENSATION

In October 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the Board. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for any periods through June 30, 2023.

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

Total unrecognized compensation expense related to unvested Founder Shares at June 30, 2023 and December 31, 2022 amounted to approximately $65,000 and is expected to be recognized upon the Triggering Event.

NOTE 10 — SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed consolidated financial statements, except as disclosed below.

On August 11, 2023, the Company extended the period of time to consummate its business combination by three months, from August 13, 2023 to November 13, 2023, through the $920,000 deposit to the Trust Account by ConnectM. This extension is the second of up to two three-month extensions permitted under the Company’s governing documents.

On August 21, 2023, ConnectM loaned the Company $150,000 in the form of a working capital loan, with terms identical to those of the Working Capital Loans (Note 5) from the Sponsor. This loan satisfied the $87,377 Due from Sponsor – related party balance and $87,377 of the Due to Sponsor – related party balance, included in the accompanying unaudited condensed balance sheet as of June 30, 2023.

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

On May 9, 2023, the Company exercised the Extension Option through the First Extension Payment made by ConnectM into the Trust Account. On August 11, 2023, the Company further extended the period of time available to consummate its Business Combination to November 13, 2023, pursuant to the Second Extension Payment made by ConnectM into the Trust Account. The Second Extension Payment represents the second and final of two three-month extensions permitted under the Company’s governing documents If we are unable to complete an initial Business Combination before the deadline, currently November 13, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A Common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

At June 30, 2023, we had cash of $214,623 and a working capital deficit of $3,774,322, which excludes $471,267 of income and franchise tax liabilities that can be paid from the interest and dividend income included in the Trust Account balance as of June 30, 2023.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 23, 2021 (inception) to June 30, 2023 were organizational activities and those necessary to consummate the Initial Public Offering, identify a target company and prepare for a potential business combination with ConnectM. We do not expect to generate any operating revenues until at least after the completion of our business combination, if at all. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the trust account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan amounting to $354,100 as of the IPO date, which was repaid on May 16, 2022, under an unsecured and noninterest bearing promissory note from the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds held outside of the Trust Account from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. Through June 30, 2023, the Company has received $579,000 in Working Capital Loans (Note 5).

As of June 30, 2023, the Company had cash in the Trust Account of $96,758,886. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $3,680,000 and $471,266 available to satisfy the Company’s tax liabilities) to complete its initial business combination, to the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination.

Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. The Company is required to complete a Business Combination within 12 months of the IPO date, absent any extensions available at the Company’s option up to two times by an additional three months each time, at $0.10 per extension per Class A share subject to possible redemption paid into the Trust Account by the Sponsor (the “Extension Option”). Considering that the Company’s ability to consummate its’ proposed Business Combination is uncertain, the Company may be required to dissolve as early as November 13, 2023, should a Business Combination not be consummated within that timeframe. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, no later than 10 business days after November 13, 2023. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity from inception through the IPO Date was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination and preparation for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2023, we had a net loss of $5,165,243, which consists of $543,038 of general and administrative costs, $217,590 of income tax expense, and $5,540,000 of losses on the change in fair value of the Forward Purchase Agreement liability, partially offset by $1,135,385 of dividend and interest income earned in the Trust Account. For the three months ended June 30, 2022 we had a net loss of $461,079, which consisted of $515,881 of formation and general and administrative costs and $30,216 of income tax expense, partially offset by $85,018 of dividend and interest income earned in the Trust Account. The increase in dividend and interest income during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to increased interest rates and a higher average principal balance in the Trust Account, as the IPO was closed on May 13, 2022. The increase in income tax expense during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily attributable to the increase in dividend and interest income earned in the Trust Account, combined with temporary tax differences related to certain expenses. General and administrative costs increased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to the Company’s activities to prepare for the proposed Business Combination.

For the six months ended June 30, 2023, we had a net loss of $5,750,780, which consists of $1,352,965 of general and administrative costs, $432,100 of income tax expense, and $6,100,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $2,134,285 of dividend and interest income earned in the Trust Account. For the six months ended June 30, 2022, we had a net loss of $488,100, which consists of $542,902 of general and administrative costs and $30,216 of income tax expense, partially offset by $85,018 of dividend and interest income earned in the Trust Account. The increase in dividend and interest income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to increased interest rates and a higher average principal balance in the Trust Account, as the IPO was closed on May 13, 2022. The increase in income tax expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to the increase in dividend and interest income earned in the Trust Account, combined with temporary tax differences related to certain expenses. General and administrative costs increased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to the Company’s activities to prepare for the proposed Business Combination.

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

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. The Company incurred $30,000 and $60,000 under the agreement during the three and six months ended June 30, 2023, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $8,870,000 and $2,770,000 at June 30, 2023 and December 31, 2022, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Company recognized a $5,540,000 and $6,100,000 loss on the change in fair value of the Forward Purchase Agreement liability in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor, and are included in Due from Sponsor – related party and Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

During the three and six months ended June 30, 2023, the Sponsor loaned the Company $179,000 and $422,000, respectively, in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of June 30, 2023, the Company had $579,000, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying unaudited condensed consolidated balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the accounting for complex financial instruments and completeness and accuracy of financial data.

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

In addition, in connection with the preparation of the financial statements as of and for three months ended March 31, 2023 included in the Form 10-Q filed with the SEC on May 23, 2023, with respect to the accounting for the Forward Purchase Agreement entered into on December 31, 2022, the Company identified a material weakness in regards to the proper application of the relevant accounting literature.

Further, in April 2023, the Company withdrew $302,000 of interest and dividend income earned in the Trust Account. Such amount was restricted for payment of the Company’s income tax liabilities as provided in the Company’s charter. During the three months ended June 30, 2023, $87,377 of these funds were inadvertently used for the payments of general operating expenses. Such amounts were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the investment management trust agreement between Continental Stock Transfer & Trust Company and the Company. As a result of this issue, management concluded that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements. Such funds were replenished to the Company’s operating account by ConnectM on August 21, 2023 in the form of a working capital loan with the same terms as the Working Capital Loans from the Sponsor.

Remediation Efforts to Address Identified Material Weaknesses in Internal Control over Financial Reporting

To address these material weaknesses management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting, and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm. The Company’s efforts include the following:

●	The Company implemented additional procedures to ensure that all legal agreements are reviewed by management, third-party accounting advisors and legal advisors in their final drafts before such agreements are executed.
●	The Company implemented additional review procedures to ensure completeness and accuracy of financial data and accrued liabilities.
●	The Company utilized the expertise of outside financial reporting and valuation advisors to better evaluate the research and understanding of the nuances of the accounting standards that apply to the complex financial instrument.
●	The Company improved the oversight of the cash availability for the operational needs.

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

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of August 2023.

MONTEREY CAPITAL ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
Name:	Bala Padmakumar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel Davis
Name:	Daniel Davis
Title:	Chief Executive Officer (Principal Financial Officer)