Form 10-Q
period 2023-09-30
Monterey Capital Acquisition Corp
filed 2023-11-24
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 21, 2023, 7,376,125 Class A common stock, par value $0.0001 per share, and 2,300,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTEREY CAPITAL ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$312,481	$5,938
Prepaid expenses	49,414	6,783
Total current assets	361,895	12,721
Marketable securities held in trust account	98,945,768	94,209,804
Total assets	$99,307,663	$94,222,525

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$55,201	$225,201
Accrued expenses	2,301,684	1,425,780
Convertible note – related party	579,000	157,000
Convertible note	375,000	—
Due to Sponsor - related party	49,960	9,960
Deferred credit – term extension fee funded by acquisition target company	1,840,000	—
Income taxes payable	927,399	240,507
Total current liabilities	6,128,244	2,058,448
Deferred underwriting fees payable	3,680,000	3,680,000
Forward Purchase Agreement Liability	13,080,000	2,770,000
Total liabilities	22,888,244	8,508,448

Commitments and Contingencies (Note 8)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 9,200,000 shares subject to possible redemption issued and outstanding as of September 30, 2023 and December 31, 2022	98,169,709	93,768,637

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 138,000 shares not subject to possible redemption (excluding 9,200,000 shares subject to possible redemption) issued and outstanding as of September 30, 2023 and December 31, 2022	14	14
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,300,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	230	230
Accumulated deficit	(21,750,534)	(8,054,804)

Total stockholders’ deficit	(21,750,290)	(8,054,560)

Total Liabilities and Stockholders’ Deficit	$99,307,663	$94,222,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$345,968	$515,626	$1,698,933	$1,058,528
Loss from operations	(345,968)	(515,626)	(1,698,933)	(1,058,528)
Other income (expense):
Dividend and interest income	1,266,882	419,178	3,401,167	504,196
Other income	—	55,466	—	55,466
Loss on change in fair value of Forward Purchase Agreement Liability	(4,210,000)	—	(10,310,000)	—
Loss before income taxes	(3,289,086)	(40,982)	(8,607,766)	(498,866)
Income tax provision	(254,792)	(139,736)	(686,892)	(169,952)
Net Loss	$(3,543,878)	$(180,718)	$(9,294,658)	$(668,818)

Weighted average shares outstanding of Class A common stock subject to possible redemption	9,200,000	9,200,000	9,200,000	4,751,648

Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(0.30)	$(0.02)	$(0.80)	$(0.10)

Weighted average shares outstanding of Class A common stock	138,000	138,000	138,000	71,275

Basic and diluted net loss per share, Class A common stock (see Note 2)	$(0.30)	$(0.02)	$(0.80)	$(0.10)

Weighted average shares outstanding of Class B common stock	2,300,000	2,300,000	2,300,000	2,154,945

Basic and diluted net loss per share, Class B common stock (see Note 2)	$(0.30)	$(0.02)	$(0.80)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2023	9,200,000	$93,768,637	138,000	$14	2,300,000	$230	$—	$(8,054,804)	$(8,054,560)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	731,188	—	—	—	—	—	(731,188)	(731,188)
Net loss	—	—	—	—	—	—	—	(585,537)	(585,537)
Balance – March 31, 2023	9,200,000	94,499,825	138,000	14	2,300,000	230	—	(9,371,529)	(9,371,285)
Accretion to redemption value of Class A Common stock subject to possible redemption due to extension payment	—	920,000	—	—	—	—	—	(920,000)	(920,000)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	867,794	—	—	—	—	—	(867,794)	(867,794)
Net loss	—	—	—	—	—	—	—	(5,165,243)	(5,165,243)
Balance – June 30, 2023	9,200,000	$96,287,319	138,000	$14	2,300,000	$230	$—	$(16,324,566)	$(16,324,322)
Accretion to redemption value of Class A Common stock subject to possible redemption due to extension payment	—	920,000	—	—	—	—	—	(920,000)	(920,000)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	962,090	—	—	—	—	—	(962,090)	(962,090)
Net loss	—	—	—	—	—	—	—	(3,543,878)	(3,543,878)
Balance – September 30, 2023	9,200,000	$98,169,709	138,000	$14	2,300,000	$230	$—	$(21,750,534)	$(21,750,290)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	—	$—	—	$—	2,300,000	$230	$24,770	$(19,889)	$5,111
Net loss	—	—	—	—	—	—	—	(27,021)	(27,021)
Balance – March 31, 2022	—	—	—	—	2,300,000	230	24,770	(46,910)	(21,910)
Issuance of private placement warrants	—	—	—	—	—	—	3,040,000	—	3,040,000
Issuance of Class A Common stock, net of issuance costs of $8,139,659	9,200,000	77,893,526	—	—	—	—	—	—	—
Issuance of Public Warrants, net of issuance costs of $152,515	—	—	—	—	—	—	1,460,494	—	1,460,494
Issuance of Rights, net of issuance costs of $406,736	—	—	—	—	—	—	3,894,923	—	3,894,923
Fair value of underwriter’s overallotment options exercised	—	—	—	—	—	—	52,147	—	52,147
Deemed capital contribution by the Sponsor through transfer of Class B shares	—	—	—	—	—	—	2,508,632	—	2,508,632
Issuance of Representative Shares	—	—	138,000	14	—	—	622,868	—	622,882
Accretion to redemption value of Class A Common stock subject to possible redemption	—	15,026,474	—	—	—	—	(11,603,834)	(3,422,640)	(15,026,474)
Net loss	—	—	—	—	—	—	—	(461,079)	(461,079)
Balance – June 30, 2022	9,200,000	$92,920,000	138,000	$14	2,300,000	$230	$—	$(3,930,629)	$(3,930,385)
Net loss	—	—	—	—	—	—	—	(180,718)	(180,718)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest earned	—	183,585	—	—	—	—	—	(183,585)	(183,585)
Balance – September 30, 2022	9,200,000	$93,103,585	138,000	$14	2,300,000	$230	$—	$(4,294,932)	$(4,294,688)

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(9,294,658)	$(668,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend and interest income	(3,401,167)	(504,196)
Loss on change in fair value of Forward Purchase Agreement liability	10,310,000	—
Changes in current assets and liabilities:
Prepaid expenses	(42,631)	(44,631)
Accrued expenses	875,903	529,363
Due to Sponsor – related party	40,000	4,860
Income taxes payable	686,892	169,952
Net cash used in operating activities	(825,661)	(513,470)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,840,000)	(92,920,000)
Redemption of investments in Trust Account for franchise and income taxes	505,203	—
Net cash used in investing activities	(1,334,797)	(92,920,000)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	274,100
Repayment of promissory note – related party	—	(354,100)
Proceeds from issuance of Public Units	—	92,000,000
Proceeds from issuance of Private Warrants	—	3,040,000
Term extension fees paid by target company	1,840,000	—
Payment of offering costs on Public Units	(170,000)	(1,552,782)
Proceeds from convertible note – related party	422,000	50,000
Proceeds from convertible note	375,000	—
Net cash provided by financing activities	2,467,000	93,457,218

Net Change in Cash	306,543	23,748
Cash – beginning of period	5,938	5,056
Cash - end of period	$312,481	$28,804

Supplemental Disclosure of cash flow information:
Deferred underwriting commissions	$—	$3,680,000
Issuance of Representative Shares for underwriting services	$—	$622,882
Accretion to redemption value of Class A Common stock subject to possible redemption	$4,401,072	$15,210,059
Deemed capital contribution by the Sponsor through transfer of Class B shares	$—	$2,508,632

MONTEREY CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 —  ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

Nature of Operations

Monterey Capital Acquisition Corporation (“MCAC” or the “Company”) is a blank check company incorporated as a Delaware company on September 23, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”).

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

On October 12, 2023, MCAC, Merger Sub and ConnectM entered into a First Amendment to the Merger Agreement (the “Amendment”). The Amendment extends the Outside Date after which either party may terminate the Merger Agreement for convenience (with limited exceptions) from November 13, 2023 to May 13, 2024. The Amendment also provides that, subject to MCAC obtaining the requisite stockholder approval to amend its Amended and Restated Certificate of Incorporation (the “Amended Charter”) and the Investment Management Trust Agreement by and between MCAC and Continental Stock Transfer & Trust Company, dated May 10, 2022 (the “IMTA Amendment”), which such approval was received on November 6, 2023 at MCAC’s special meeting of stockholders, MCAC will extend the date by which MCAC has to consummate a business combination by up to six months and ConnectM will pay to MCAC the Trust Account the funds necessary to effect such extension.

On November 6, 2023, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Amended Charter and IMTA Amendment. The Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from November 13, 2023 to May 13, 2024 (the “Additional Extension Period”), by depositing into the Trust Account, for each one-month extension, the lesser of (a) $414,000 and (b) $0.045 for each then-outstanding share of Common Stock (as defined below) after giving effect to the redemption of shares of Common Stock (the “Additional Extension Options”).

In connection with the special meeting of stockholders on November 6, 2023, stockholders holding 1,961,875 shares of Class A Common Stock issued in the Initial Public Offering (as defined below) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $20,961,169 (approximately $10.68 per share after removal of interest to pay taxes) was removed from the Trust Account to pay such holders, resulting in approximately $77,333,961 remaining in the Trust Account.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering, activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest or if at all. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below. During the three and nine months ended September 30, 2023, the Company withdrew $0 and $505,203, respectively, of dividend and interest income earned in the Trust Account to pay its franchise and income tax obligations.

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

The Company’s sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete a business combination within 24 months (or if the Company decides to extend the period of time to complete the initial business combination as described herein) from the closing of the Initial Public Offering (the “Combination Period”) unless the Company provides its public stockholders with the opportunity to convert their shares of common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

On May 9, 2023, the Company extended the period of time to consummate its Business Combination by three months, from May 13, 2023 to August 13, 2023, pursuant to the deposit of $920,000 to the Trust Account by ConnectM (the “First Extension Payment”). The Company recognized a deferred credit in the amount of $920,000 in connection with the First Extension Payment.

On August 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional three months from August 13, 2023 to November 13, 2023 (the “Second Extension Period”), pursuant to the deposit of $920,000 to the Trust Account by ConnectM (the “Second Extension Payment”). The Second Extension Payment represents the second and final of two three-month extensions permitted under the Company’s governing documents. The Company recognized a deferred credit in the amount of $920,000 in connection with the Second Extension Payment.

On November 9, 2023, in connection with the MCAC stockholders’ approval of the Amended Charter and IMTA Amendment, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from November 13, 2023 to December 13, 2023 (the “Current Extension Period”) pursuant to the Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account (the “First Additional Extension Payment”).

If the Company is unable to complete its initial business combination within the Current Extension Period, absent an additional extension under the Additional Extension Options, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors of MCAC, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company cannot assure you that it will have funds sufficient to pay or provide for all creditors’ claims.

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

Proposed Business Combination

On December 31, 2022, MCAC, entered into an Agreement and Plan of Merger, as amended by the Amendment, by and among MCAC, ConnectM Technology Solutions, Inc., a Delaware corporation, and Chronos Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MCAC. Pursuant to the terms and conditions of the Merger Agreement, as amended by the Amendment, a business combination between MCAC and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of MCAC.

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

The Merger Agreement, as amended by the Amendment, may be terminated prior to the time at which the Merger becomes effective as follows: (i) by mutual written consent of MCAC and ConnectM, (ii) by either MCAC or ConnectM if the Merger is not consummated on or before May 13, 2024 (the “Outside Date”), provided that the failure to consummate the Merger by the Outside Date is not due to a material breach by the party seeking to terminate and which such breach is the proximate cause for the conditions to close not being satisfied, (iii) by either MCAC or ConnectM if the other party has breached any of its covenants or representations and warranties such that closing conditions would not be satisfied at the consummation of the business combination (subject to a 30-day cure period for breaches that are curable), provided that such right to terminate will not be available to either party if it has breached in any material respect its obligations set forth in the Merger Agreement in any manner that will have proximately contributed to the occurrence of the failure of a condition to the consummation of the Merger, (iv) by either MCAC or ConnectM if a governmental entity shall have issued a law or final, non-appealable governmental order, rule or regulation permanently restraining, enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement in a manner that has proximately contributed to the governmental action, (v) by either MCAC or ConnectM if MCAC stockholder approval shall not have been obtained by reason of the failure to obtain the required vote upon a vote held at the special meeting or any adjournment thereof, (vi) by written notice from MCAC to ConnectM if the Company stockholders do not approve the merger agreement within two days following the date of the Merger Agreement, or (vii) by written notice from ConnectM to MCAC if the board of directors of MCAC shall have publicly withdrawn, modified, withheld or changed its recommendation to vote in favor of the Merger and other proposals, if such notice is given by ConnectM within 15 business days after such action (or inaction) the board of directors of MCAC.

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

Forward Purchase Agreement

In connection with the execution of the Merger Agreement, MCAC and Meteora Special Opportunity Fund, entered into the Forward Purchase Agreement for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Meteora intends to purchase in the open market through a broker shares of MCAC Class A Common Stock, after the date of the Forward Purchase Agreement from holders of our Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of our Class A Common Stock pursuant to the redemption rights set forth in our charter, in connection with the execution of the Merger Agreement, up to a maximum of 6,600,000 shares of our Class A Common Stock at a price equal to the estimated redemption price of approximately $10.67 per share of our Class A Common Stock (based on the amount of $98,945,768 held in the Trust Account as of September 30, 2023, less $776,058 of estimated income and franchise taxes to be paid from the interest and dividend income earned in the Trust Account) to be paid to investors who elect to redeem their shares at MCAC’s redemption deadline (the “Initial Price”); provided that Meteora may not beneficially own greater than 9.9% of the issued and outstanding shares on a post-merger pro forma basis. Meteora has agreed to waive any redemption rights with respect to any shares of our Class A Common Stock in connection with the Merger. Such waiver may reduce the number of shares of our Class A Common Stock redeemed in connection with the Merger, which reduction could alter the perception of the potential strength of the Merger. The number of shares of our Class A Common Stock purchased by Meteora, not including the Share Consideration Shares (as defined below), shall be referred to as the “Recycled Shares.”

The Forward Purchase Agreement provides that not later than one local business day following the closing date of the merger (the “Prepayment Date”), MCAC will pay to Meteora, out of funds held in the Trust Account, a cash amount (the “Prepayment Amount”) equal to (x) the product of the number of Recycled Shares and the Initial Price less (y) an amount equal to 1% of the product of the number of Recycled Shares and the Initial Price (the “Prepayment Shortfall”). At the written request of Meteora, the Prepayment Amount must be deposited into an escrow account simultaneously with the Closing. In addition to the Prepayment Amount, MCAC shall pay directly from the Trust Account on the Prepayment Date, an amount equal to the product of 40,000 and the Initial Price (the “Additional Consideration”), for the purpose of repayment of Meteora having actually purchased additional shares of Class A Common Stock (the “Share Consideration Shares”) from third parties prior to the Closing. The Additional Consideration shall be free and clear of all obligations of Meteora in connection with signing a definitive agreement for the Forward Purchase Transaction.

From time to time following the Closing, Meteora may sell Recycled Shares at any time and at any sales price, without payment by Meteora of any Early Termination Obligation (as defined in the Forward Purchase Agreement), until such time as the proceeds from the sales equal 100% of the Prepayment Shortfall.

From time to time following the closing of the merger and prior to the earliest to occur of (a) the third anniversary of the Closing and (b) the date specified by Meteora in a written notice to be delivered to MCAC at Meteora’s discretion after the occurrence of any of a (x) Trigger Event (defined below) or (y) Delisting Event (each as defined in the Forward Purchase Agreement) (in each case, the

“Maturity Date”), Meteora may, in its sole discretion, sell some or all of the shares. On the Maturity Date, the escrow agent shall transfer to the Meteora an amount in cash equal to the product of (x)(i) the number of shares as set forth in the initial Pricing Date Notice (as defined in the Forward Purchase Agreement) less (b) the number of Terminated Shares (as defined in the Forward Purchase Agreement) (the “Matured Shares”) multiplied by (y) the Initial Price and the Meteora shall transfer to the escrow agent for the benefit of MCAC the Matured Shares less the Maturity Shares and the Penalty Shares (each as defined below). On the last trading day of each week following the merger, Meteora will pay to the Combined Company the product of the number of shares sold multiplied by the Reset Price. The “Reset Price” shall initially be the Initial Price and shall be adjusted on the first scheduled trading day of each week commencing with the first week following the thirtieth day after the Closing to be the lowest of (a) the then-current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior week, but not lower than $7.50; provided that to the extent that MCAC or the Combined Company offers and sells any shares or securities convertible into shares at a price lower than the Initial Price, the Reset Price, shall be modified to equal such reduced price at which such securities may be issued. Meteora will retain any sale proceeds in excess of the product of the number of shares sold by Meteora and the Reset Price.

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

Use of Funds Restricted for Payment of Taxes

In April 2023, the Company withdrew $302,000 of interest and dividend income earned in the Trust Account. Such amount was restricted for payment of the Company’s income tax liabilities as provided in the Company’s charter. During the second quarter of 2023, $87,000 of these funds were inadvertently used for the payments of general operating expenses. These funds were replenished to the Company’s operating account by ConnectM on August 21, 2023 in the form of a working capital loan with the same terms as the Working Capital Loans from the Sponsor.

During the third quarter of 2023, additional funds restricted for payment of the Company’s income tax liabilities totaling approximately $215,000 were utilized for the payments of general operating expenses. As of September 30, 2023, the funds were replenished to the Company’s operating account by ConnectM in the form of a working capital loan with the same terms as the Working Capital Loans from the Sponsor.

Between October 12, 2023 and November 10, 2023, additional funds restricted for payment of the Company’s income tax liabilities totaling approximately $58,000 were utilized for the payments of general operating expenses and were subsequently replenished to the

Company’s operating account on November 13, 2023 by ConnectM in the form of a working capital loan with the same terms as the Working Capital Loans from the Sponsor.

The Company requested and received from Continental Stock Transfer & Trust Company, a waiver of these instances of non-compliance with the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company.

Going Concern Consideration

As of September 30, 2023, the Company had $312,481 in cash, of which $302,000 is reserved for the payment of income taxes, and $10,481 is available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. The Company may withdraw interest income earned in the Trust Account to pay income and franchise taxes. During the three and nine months ended September 30, 2023, $0 and $505,203, respectively, of dividend and interest income was withdrawn from the trust account for payment of franchise and income taxes. On November 8, 2023, the Company withdrew an additional $1,120,000 of dividend and interest income from the Trust Account for payment of franchise and income taxes. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of September 30, 2023, the Company had $579,000 outstanding Working Capital Loans in the form of a convertible note (Note 5) from the Sponsor. Further, during the three months ended September 30, 2023, the Company received $375,000 in loans from ConnectM in the same form as the Working Capital Loans. On November 13, 2023, the Company received an additional $70,000 from ConnectM in the form of convertible notes, with terms identical to those of the Working Capital Loans (Note 5) from the Sponsor.

The proceeds held outside of the Trust Account subsequent to the closing of the IPO may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. The Company is required to complete a Business Combination within 24 months of the IPO date, absent any extensions available under the Additional Extension Periods. On May 9, 2023, the Company exercised the Extension Option through the First Extension Payment made by ConnectM into the Trust Account. On August 11, 2023, the Company further extended the period of time available to consummate its Business Combination to November 13, 2023, pursuant to the Second Extension Payment made by ConnectM into the Trust Account. The Second Extension Payment represented the second and final of two three-month extensions permitted under the Company’s governing documents. On November 6, 2023, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Amended Charter and IMTA Amendment. The Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from November 13, 2023 to May 13, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $414,000 and (b) $0.045 for each then-outstanding share of Common Stock after giving effect to the redemption of shares of Common Stock. On November 9, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from November 13, 2023 to December 13, 2023 (the “Current Extension Period”) pursuant to the Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account. If the Company is unable to complete an initial Business Combination before the deadline, currently May 13, 2024, the Company will cease all operations and dissolve. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board’s (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, no later than 10 business days after May 13, 2024. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the IPO and the funds potentially available from loans from the Sponsor, any of their affiliates or third parties will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

The Company continues to monitor the Russian invasion of Ukraine and its global impact. The Company has no operations, employees or assets in Russia, Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, the Company does not currently believe the Russia-Ukraine conflict will have a material impact on its business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, the Company’s business and results of operations could be materially impacted as a result.

The Company continues to monitor the Israel and the Gaza Strip conflict and its global impact. The Company has no operations, employees or assets in Israel or the Gaza Strip. While the conflict continues to evolve and the outcome remains uncertain, the Company does not currently believe the Gaza Strip conflict will have a material impact on its business and results of operations.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s 10-K as filed with the SEC on April 20, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

A reconciliation of net loss per share is as follows for the three months ended September 30, 2023:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(2,801,485)	(42,022)	(700,371)
Net loss to common stock	$(2,801,485)	$(42,022)	$(700,371)

Weighted average shares outstanding, basic and diluted	9,200,000	138,000	2,300,000

Basic and diluted net loss per share	$(0.30)	$(0.30)	$(0.30)

A reconciliation of net loss per share is as follows for the nine months ended September 30, 2023:

	Class A
	subject to
	possible
	redemption	Class A	Class B
Allocation of undistributable losses	(7,347,556)	(110,213)	(1,836,889)
Net loss to common stock	$(7,347,556)	$(110,213)	$(1,836,889)

Weighted average shares outstanding, basic and diluted	9,200,000	138,000	2,300,000

Basic and diluted net loss per share	$(0.80)	$(0.80)	$(0.80)

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

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed consolidated balance sheet at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed consolidated statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

During the three and nine months ended September 30, 2023, the Company withdrew $0 and $505,203, respectively, of dividend and interest income from the Trust Account for payment of franchise and income tax obligations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold as part of the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The redemption value as of September 30, 2023 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the trust account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of September 30, 2023 and December 31, 2022 is as follows:

Gross proceeds from sale of Public Units	$92,000,000
Less: Proceeds allocated to Public Warrants (Note 3)	(1,613,009)
Less: Proceeds allocated to Rights (Note 3)	(4,301,659)
Less: Proceeds allocated to underwriter’s overallotment option (Note 7)	(52,147)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(8,139,659)
Accretion to redemption value of Class A common stock subject to possible redemption	15,026,474
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	848,637
Class A common stock subject to possible redemption as of December 31, 2022	$93,768,637
Accretion to redemption value of Class A common stock subject to possible redemption due to First and Second Extension Payment	1,840,000
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	2,561,072
Class A common stock subject to possible redemption as of September 30, 2023	$98,169,709

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $13,080,000 and $2,770,000 at September 30, 2023 and December 31, 2022, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Forward Purchase Agreement liability resulted in the recognition of a $4,210,000 and $10,310,000 loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The forward purchase agreement liability was valued as of September 30, 2023 and December 31, 2022 using the put option pricing model, assuming that Meteora will purchase the maximum number of shares of 6,600,000 at the business combination date, Meteora will receive $12.67 and $12.20 per share, respectively, upon the put option exercise and hold the shares until the end of its estimated contractual maturity period of 3.50 years. The fair value of the resulting put option at September 30, 2023 and December 31, 2022, was adjusted for 70% and 12% probability of the completion of a business combination, respectively. As such, the forward purchase agreement liability is considered to be recurring Level 3 fair value measurements.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2023.

Forward
Purchase
Agreement
Liability
Balance at January 1, 2023	$2,770,000
Change in fair value of Forward Purchase Agreement Liability	560,000
Balance at March 31, 2023	$3,330,000
Change in fair value of Forward Purchase Agreement Liability	5,540,000
Balance at June 30, 2023	$8,870,000
Change in fair value of Forward Purchase Agreement Liability	4,210,000
Balance at September 30, 2023	$13,080,000

There were no Level 3 liabilities measured at fair value on a recurring or nonrecurring basis during the three and nine months ended September 30, 2022.

Working Capital Loan

The Working Capital Loans (Note 5) are issued in the form of convertible notes. The embedded feature to convert the Working Capital Loans into Private Warrants at a price of $1.00 per warrant (the “Embedded Feature”) does not meet the definition of a derivative under ASC 815 and is not required to be accounted for separately.

Due to Sponsor – related party

The Due to Sponsor - related party balance as of September 30, 2023 totaled $49,960, of which $45,100 represents unpaid monthly administrative fees and $4,860 represents cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5).

The Due to Sponsor balance as of December 31, 2022 includes $5,100 in unpaid monthly administrative fees and $4,860 in cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5). These funds will be remitted to the Sponsor in the normal course of business.

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of September 30, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

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

On October 28, 2021, the Sponsor transferred 25,000 Founder Shares to each of Kathy Cuocolo, Leela Gray and Stephen Markscheid, the independent directors of MCAC.

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor and are included in Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

During the three and nine months ended September 30, 2023, the Sponsor loaned the Company $0 and $422,000 in Working Capital Loans, respectively. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of September 30, 2023 and December 31, 2022, the Company had $579,000 and $157,000, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying unaudited condensed consolidated balance sheets.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 under the agreement during each of the three months ended September 30, 2023 and 2022. The Company incurred $90,000 and $45,000 under the agreement during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, $45,100 was due under the administrative support agreement, included in Due to Sponsor - related party (see Note 2) in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2022, $5,100 was due under the administrative support agreement, included in Due to Sponsor - related party on the accompanying unaudited condensed consolidated balance sheet.

NOTE 6 — CONVERTIBLE NOTE

During the three months ended September 30, 2023, the Company received $375,000 from ConnectM in the form of convertible notes, with terms identical to those of the Working Capital Loans (Note 5) from the Sponsor. As of September 30, 2023, $375,000 was due to ConnectM, included in Convertible Note in the accompanying unaudited condensed consolidated balance sheet.

On November 13, 2023, the Company received an additional $70,000 from ConnectM in the form of convertible notes, with terms identical to those of the Working Capital Loans (Note 5) from the Sponsor.

NOTE 7 — INCOME TAXES

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items.

The Company’s ETR was (7.7)% and (8.0)% for the three and nine months ended September 30, 2023, respectively. The difference between the Company’s ETR during the three and nine months ended September 30, 2023 and the U.S. federal statutory rate of 21% is primarily due to the permanent difference arising from the loss on change in fair value of Forward Purchase Agreement liability and the valuation allowance recorded against the deferred taxes arising from the Company’s startup costs.

The Company’s ETR was (341.0)% and (34.1)% for the three and nine months ended September 30, 2022, respectively. The difference between the Company’s ETR during the three and nine months ended September 30, 2022 and the U.S. federal statutory rate of 21% is primarily due to the ETR adjustment, and the change in the valuation allowance.

The Company has no uncertain tax positions related to federal and state income taxes. The 2021 and 2022 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors of MCAC. As of September 30, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 9,338,000 shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor on October 6, 2021. On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares. As of September 30, 2023 and December 31, 2022, there were 2,300,000 shares of Class B common stock issued and outstanding.

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

Warrants — As of September 30, 2023 and December 31, 2022, 9,200,000 Public Warrants and 3,040,000 Private Placement Warrants (the “Warrants”) were outstanding. The Public and Private Placement Warrants were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors of MCAC and, in the case of any such issuance to the sponsor or its affiliates, without taking into account any founder shares held by the sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

Rights —  As of September 30, 2023 and December 31, 2022, 9,200,000 Rights were outstanding. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

NOTE 10 — STOCK-BASED COMPENSATION

In October 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors of MCAC. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for any periods through September 30, 2023.

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

Total unrecognized compensation expense related to unvested Founder Shares at September 30, 2023 and December 31, 2022 amounted to approximately $65,000 and is expected to be recognized upon the Triggering Event.

NOTE 11 — SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed consolidated financial statements, other than what has already been disclosed.

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

At the IPO date, cash of approximately $0.9 million was held outside of the Trust Account (as defined below) and was available for the payment of the promissory note to the Sponsor, payment of accrued offering costs and for working capital purposes. Each Unit consists of one share of common stock, one redeemable warrant (“Public Warrant”), with each Public Warrant exercisable into one share of common stock at an exercise price of $11.50 per share, and one right (“Rights”) to receive one-tenth of one share of common stock upon consummation of the Company’s initial business combination. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On May 13, 2022, the underwriter exercised their over-allotment option in full to purchase an additional 1,200,000 Units, resulting in incremental gross proceeds of approximately $12 million.

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

On May 9, 2023, the Company exercised the Extension Option through the First Extension Payment made by ConnectM into the Trust Account. On August 11, 2023, the Company further extended the period of time available to consummate its Business Combination to November 13, 2023, pursuant to the Second Extension Payment made by ConnectM into the Trust Account. The Second Extension Payment represented the second and final of two three-month extensions permitted under the Company’s governing documents. On November 6, 2023, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Amended Charter and IMTA Amendment. The Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from November 13, 2023 to May 13, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $414,000 and (b) $0.045 for each then-outstanding share of Common Stock after giving effect to the redemption of shares of Common Stock. On November 9, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from November 13, 2023 to December 13, 2023 (the “Current Extension Period”) pursuant to the Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account. In connection with the special meeting of stockholders on November 6, 2023, stockholders holding 1,961,875 shares of Class A Common Stock issued in the Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $20,961,169 (approximately $10.68 per share after removal of interest to pay taxes) was removed from the Trust Account to pay such holders, resulting in approximately $77,333,961 remaining in the Trust Account. If the Company is unable to complete an initial Business Combination before the deadline, currently May 13, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A Common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors of MCAC, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On December 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, ConnectM Technology Solutions, Inc., a Delaware corporation (“ConnectM”), and Chronos Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, a business combination between the Company and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of the Company. On October 12, 2023, the Company, Merger Sub and ConnectM entered into a First Amendment to Agreement and Plan of Merger (the “Amendment”), which amended the Merger Agreement. The Amendment extends the Outside Date after which either party may terminate the Merger Agreement for convenience (with limited exceptions) from November 13, 2023 to May 13, 2024. The Amendment also provides that, subject to the Company obtaining the requisite stockholder approval to amend its amended and restated certificate of incorporation and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated May 10, 2022, which such approval was received on November 6, 2023 at MCAC’s special meeting of stockholders, the Company will extend the date by which the Company has to consummate a business combination by up to six months and ConnectM will pay to the Company or the Trust Account the funds necessary to effect such extension (not to exceed $414,000 for each monthly extension or $2,484,000 in the aggregate for all six monthly extensions).

Liquidity and Capital Resources

At September 30, 2023, we had cash of $312,481 and a working capital deficit of $4,688,291, which excludes $776,058 of income and franchise tax liabilities that can be paid from the interest and dividend income included in the Trust Account balance as of September 30, 2023.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 23, 2021 (inception) to September 30, 2023 were organizational activities and those necessary to consummate the Initial Public Offering, identify a target company and prepare for a potential business combination with ConnectM. We do not expect to generate any operating revenues until at least after the completion of our business combination, if at all. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan amounting to $354,100 as of the IPO date, which was repaid on May 16, 2022, under an unsecured and noninterest bearing promissory note from the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds held outside of the Trust Account from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. Through September 30, 2023, the Company has received $579,000 in Working Capital Loans (Note 5). Further, during the three months ended September 30, 2023, the Company received $375,000 in loans from ConnectM in the same form as the Working Capital Loans. On November 13, 2023, the Company received an additional $70,000 from ConnectM in the form of convertible notes, with terms identical to those of the Working Capital Loans (Note 5) from the Sponsor.

As of September 30, 2023, the Company had cash in the Trust Account of $98,945,768. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $3,680,000 and $776,058 available to satisfy the Company’s tax liabilities) to complete its initial business combination, to the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination.

Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. The Company is required to complete a Business Combination within 12 months of the IPO date pursuant to the Additional Extension Options. Considering that the Company’s ability to consummate its’ proposed Business Combination is uncertain, the Company may be required to dissolve as early as December 13, 2023, absent any Additional Extension Payments, or May 13, 2024 pursuant to the requirements of the Additional Extension Options, should a Business Combination not be consummated within that timeframe. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board’s (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, no later than 10 business days after May 13, 2024. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three months ended September 30, 2023, we had a net loss of $3,543,878, which consists of $345,968 of general and administrative costs, $254,792 of income tax expense, and $4,210,000 of losses on the change in fair value of the Forward Purchase Agreement liability, partially offset by $1,266,882 of dividend and interest income earned in the Trust Account. For the three months ended September 30, 2022 we had a net loss of $180,718, which consisted of $515,626 of formation and general and administrative costs and $139,736 of income tax expense, partially offset by $419,178 of dividend and interest income earned in the Trust Account and $55,466 of other income. The increase in dividend and interest income during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to increased interest rates. The increase in income tax expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily attributable to the increase in dividend and interest income earned in the Trust Account, combined with temporary tax differences related to certain expenses. General and administrative costs decreased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to a decrease in legal expenses.

For the nine months ended September 30, 2023, we had a net loss of $9,294,658, which consists of $1,698,933 of general and administrative costs, $686,892 of income tax expense, and $10,310,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $3,401,167 of dividend and interest income earned in the Trust Account. For the nine months ended September 30, 2022, we had a net loss of $668,818, which consists of $1,058,528 of general and administrative costs and $169,952 of income tax expense, partially offset by $504,196 of dividend and interest income earned in the Trust Account and $55,466 of other income. The increase in dividend and interest income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to increased interest rates and a higher average principal balance in the Trust Account, as the IPO was closed on May 13, 2022. The increase in income tax expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to the increase in dividend and interest income earned in the Trust Account, combined with temporary tax differences related to certain expenses. General and administrative costs increased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to the Company’s activities to prepare for the proposed Business Combination.

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

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for office space, secretarial and administrative services. The Company incurred $30,000 and $90,000 under the agreement during the three and nine months ended September 30, 2023, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Derivative Financial Instruments

The Company issued warrants and Rights to its investors, the overallotment option to the underwriter, and the Working Capital Loans to the Sponsor. The Company accounts for financial instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own stock and whether the holders of the instruments could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

At the IPO date, the Public Warrants and Rights and Private Warrants were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change. At the IPO date, the underwriter’s overallotment option met the definition of a liability under ASC 480.

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly was recognized at fair value. The fair value of this put option liability was estimated at $13,080,000 and $2,770,000 at September 30, 2023 and December 31, 2022, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Company recognized a $4,210,000 and $10,310,000 loss on the change in fair value of the Forward Purchase Agreement liability in the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2023, respectively.

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

The Company’s Public Warrants, Private Warrants, and Rights, could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Additionally, the Embedded Feature allows for conversion of the convertible notes into

Private Warrants, which could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. However, these potentially dilutive instruments were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Related Party Transactions

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

Founder Shares

In October 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). On May 10, 2022, the Sponsor surrendered 575,000 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 Founder Shares. Up to 300,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter. As the Underwriters exercised their overallotment option in full at the IPO date, the forfeiture provisions lapsed for 300,000 Founder Shares.

On October 28, 2021, the Sponsor transferred 25,000 Founder Shares to each of Kathy Cuocolo, Leela Gray and Stephen Markscheid, the board of directors of MCAC nominees.

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors. The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor, and are included in Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

During the three and nine months ended September 30, 2023, the Sponsor loaned the Company $0 and $422,000, respectively, in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of September 30, 2023, the Company had $579,000, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying unaudited condensed consolidated balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements in the financial statements. The following material weaknesses in internal controls over financial reporting were identified:

●	Controls over the accuracy and completeness of information included in our SEC filings including documents filed as exhibits to registration statements and information within registration statements.
●	Controls over accuracy and completeness of financial data, specifically accrued expenses.
●	Complex financial instruments accounting including relevant literature that applies to the accounting for forward purchase agreements.
●	Controls over the protection of funds permitted for withdrawal from the trust, including the timely payment of income and other tax liabilities.
●	Ineffective oversight by the board relating to the Company recurring non-compliance with an investment management trust agreement.
●	Controls over the Company’s tax compliance, specifically the timeliness of remittance of tax payments.

Remediation Efforts to Address Identified Material Weaknesses in Internal Control over Financial Reporting

To address these material weaknesses management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting, and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm. The Company’s efforts include the following:

●	The Company implemented additional procedures to ensure that all legal agreements are reviewed by management, third-party accounting advisors and legal advisors in their final drafts before such agreements are executed.
●	The Company implemented additional review procedures to ensure completeness and accuracy of financial data and accrued liabilities.
●	The Company utilized the expertise of outside financial reporting and valuation advisors to better evaluate the research and understanding of the nuances of the accounting standards that apply to the complex financial instrument.
●	The Company is implementing additional oversight of the cash availability for the Company’s operational needs.

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

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November 2023.

MONTEREY CAPITAL ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
Name: Bala Padmakumar
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel Davis
Name: Daniel Davis
Title: Chief Executive Officer (Principal Financial Officer)