Form 10-K
period 2023-12-31
Monterey Capital Acquisition Corp
filed 2024-03-13
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Monterey Capital Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	001-41389	87-2898342
(State or other jurisdiction of Incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

419 Webster Street Monterey, California 93940	93940
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2023, as reported on the Nasdaq Global Market was $97,582,100.

As of March 13, 2024, 7,376,125 Class A Common Stock, par value $0.0001 per share, and 2,300,000 Class B Common Stock, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FREQUENTLY USED TERMS

Unless otherwise stated in this Annual Report on Form 10-K, the terms, “we,” “us,” “our”, “Company” or “MCAC” refer to Monterey Capital Acquisition Corporation, a Delaware corporation.

Further, in this document:

●	“Anchor Investors” are the ten qualified institutional buyers or institutional accredited investors which are not affiliated with MCAC, the Sponsor, the board of directors or any member of MCAC’s management and purchased an aggregate of 9,108,000 units in the IPO and purchased from the Sponsor an aggregate of 600,000 Founder Shares at their original purchase price of approximately $0.009 per share.
●	“Class A Common Stock” means MCAC’s Class A common stock, par value $0.0001 per share.
●	“Class B Common Stock” means MCAC’s Class B common stock, par value $0.0001 per share.
●	“Closing” means the consummation of the business combination.
●	“Combined Company” mean the post business combination company.
●	“common stock” means the shares of common stock, par value $0.0001 per share, of MCAC, which includes Class A Common Stock and Class B Common Stock, collectively.
●	“ConnectM” means ConnectM Technology Solutions, Inc., a Delaware corporation, prior to the consummation of the Business Combination.
●	“Current Extension” means MCAC’s extension of the deadline to consummate its initial business combination up to an additional six times for one month each time, from November 13, 2023 to May 13, 2024, approved by the MCAC stockholders on November 6, 2023.
●	“DGCL” means the Delaware General Corporation Law.
●	“Extension One” means MCAC’s extension of the deadline to consummate its initial business combination by three months, from May 13, 2023 to August 13, 2023, which occurred on May 9, 2023 by depositing $0.10 per share in trust.
●	“Extension Two” means MCAC’s extension of the deadline to consummate its initial business combination by three months, from August 13, 2023 to November 13, 2023, which occurred on August 11, 2023 by depositing $0.10 per share in trust.
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended.
●	“Forward Purchase Agreement” means that certain Forward Purchase Agreement, dated as of December 31, 2023, by and among MCAC and Meteora.
●	“Forward Purchase Transaction” means the OTC Equity Prepaid Forward Transaction entered into, in connection with the Forward Purchase Agreement.
●	“Founder Shares” mean the shares of Class B Common Stock initially purchased by the Sponsor in a private placement prior to the IPO, and the shares of Class A Common Stock issuable upon the conversion.
●	“Initial Extensions” means Extension One and Extension Two.
●	“IPO” or “Initial Public Offering” means the initial public offering of 9,200,000 of MCAC public units, which was consummated on May 13, 2022.

●	“Merger” means the merger of Merger Sub with and into ConnectM, with ConnectM as the surviving company.
●	“Merger Agreement” means that certain Agreement and Plan of Merger, dated as of December 31, 2023, by and among MCAC, Merger Sub and ConnectM, as amended on October 12, 2023.
●	“Meteora” means (i) Meteora Special Opportunity Fund I, LP, (ii) Meteora Capital Partners, LP and (iii) Meteora Select Trading Opportunities Master, LP.
●	“Private Placement Warrants” mean the 3,040,000 warrants issued to the Sponsor in a private placement that occurred simultaneously with the closing of the IPO, with each whole warrant entitling the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
●	“Public Rights” means the 9,200,000 public rights issued in the IPO, with each right entitling the holder to receive one-tenth (1/10) of one share of Class A Common Stock upon the consummation of an initial business combination.
●	“Public Warrants” means the 9,200,000 public warrants issued in the IPO, with each whole warrant entitling the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of the initial business combination and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation.
●	“Warrants” mean the MCAC Private Placement Warrants and the MCAC Public Warrants, collectively.
●	“Warrant Agreement” means the Warrant Agreement, dated May 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as amended.
●	“Rights Agreement” means the Rights Agreement, dated May 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as amended.
●	“SEC” means the U.S. Securities and Exchange Commission.
●	“Securities Act” means the Securities Act of 1933, as amended.
●	“Sponsor” means Monterrey Acquisition Sponsor, LLC, a Delaware limited liability company.

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

If we are unable to complete an initial business combination before May 13, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Bala Padmakumar, Chief Executive Officer and Chairman of the Board

Mr. Padmakumar, our Chief Executive Officer and the Chairman of our board of directors since September 2021, is a broad based entrepreneur and technologist with a strong background in strategic partnerships, product and business development, technology and operations, private equity, and venture capital environments. Since August 2020, Mr. Padmakumar has been a partner at Advantary LLC, where he specializes in business development and advises on strategic matters. Since January 2021, he has been actively advising the Asia practice of FocalPoint Partners LLC, a boutique investment bank on deal flow diligence in the clean transition space in Asia. Since June 2021, he has been an advisor to the Chief Executive Officer of NTherma Corporation on strategic relationships and capital raising activities. From July 2016 to December 2021, Mr. Padmakumar has also advised on deal flow and provided operational support to portfolio companies for a fund set up to support SK Telecom Co., Ltd.’s strategic interests. From 2007 through 2010, Mr. Padmakumar was a Venture Partner at X/Seed Capital Management, LLC, where he focused on transactions in the cleantech and materials sectors. Additionally, from 2011 to October 2020, Mr. Padmakumar was the Chief Executive Officer at Amperics, Inc., a developer and vendor of high energy density ultracap hybrid storage systems. Mr. Padmakumar also has extensive experience in the clean energy sectors, having been an advisor to Lionrock Batteries Ltd., which creates flexible batteries and high performance separator technology since 2019, an advisor to the board of directors and CEO of Hyperscale Data Center Company, a company focused on energy usage efficiency in hyperscale data centers from 2018 to 2020, and an advisor to the chairman of Advanced Systems Automation Limited in Singapore, where he advised on issues surrounding urban transportation, High Energy Density Li Ion battery (NMC technology) and 3D printing technology from 2017 to 2019. Mr. Padmakumar also has broad experience advising on capital raising and corporate strategy, serving as a mentor to OneValley Inc., a global entrepreneurship platform for individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early stage companies from audio technologies to SaaS products. Mr. Padmakumar has a Bachelor’s Degree in Technology from the University of Madras in Chemical Engineering and a Master of Science Degree in Chemical Engineering from Stanford University.

Vivek Soni, Executive Vice President and Director

Dr. Soni, our Executive Vice President and a member of our board of directors since September 2021, has held board and crucial managerial positions at numerous businesses within the cleantech and venture space. Dr. Soni has been an Operating Partner of Prithvi Ventures LLC since January 2021, which is a Climatech fund. At Prithvi Ventures, Dr. Soni has played a vital role in investing $30 million since 2021 in the clean transition sector that includes investments in energy storage, electrical vehicle (EV) technology, renewable energy, and novel materials companies. Since April 2023, Dr. Soni is a member of the Board of Directors of Rushnu, Inc. and is a Board Observer at Tandem Repeat Technologies, Inc. since November 2022. Since September 2017, Dr. Soni has been on the Advisory Board of Reading Municipal Light Department, the largest municipal electric utility in Massachusetts and currently is the Chair. From 2016 to May 2022, he was the Managing Director for TiE Boston Angels, where he created a robust process for syndication and due diligence, and also grew investments threefold over five years. From 2007 to 2011, he was a Venture Advisor to Nomura International plc’s New and Clean Energy Technology Ventures fund, a late stage Cleantech VC fund. Since 2006, Dr. Soni has also been the Managing Partner of Boston Cleantech, a company that enables investors and entrepreneurs to grow businesses in cleantech, energy, chemicals, materials and manufacturing. His responsibilities include promoting early-stage companies and impact investing in cleantech, carbon capture and sequestration, and solar energy. Dr. Soni is also a member of the boards of directors of A.T.E Private Limited, A.T.E. Enterprises Private Limited and A.T.E. Huber Envirotech Private Limited, where he provides expertise on governance, technology, innovation, cleantech, fundraising, acquisitions and global expansion. Dr. Soni was also President, Corporate Technology Strategy and Services at the Aditya Birla Group (a large India based multi-national industrial group) from 2001 to 2004 where he was responsible for R&D activities in manufacture of novel materials and fuel cells. Dr. Soni holds a Bachelor’s Degree in Technology from the Indian Institute of Technology, New Delhi, India, a Master of Science Degree in Polymer Science & Engineering from the University of Massachusetts, Amherst, a Ph.D. in Polymer Science & Engineering from the University of Massachusetts, Amherst, and an Executive Development Program certificate from the Kellogg School of Management at Northwestern University.

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

Leela Gray, Director

Ms. Gray, a member of our board of directors since 2021, is a retired Brigadier General with 30 years in the U.S. Army, including seven in the U.S. Army Reserve while in corporate positions developing business expertise. Ms.Gray has served as a Director of Empower Rideshare, a SaaS company disrupting the ride hailing industry, since November 2021, and Cycurion, Inc., a Network Communications and Information Technology Security Solutions provider, since March 2022. Between November 2018 and May 2019, Ms. Gray served as Strategic Advisor to United States Army Cyber Command, playing a key role in innovating and modernizing cyber policy shaped by her market and stakeholder insights, including her tenure at the Department of State, where she created interagency and international partner initiatives in Cyber/Information Warfare. Prior to that, from August 2016 to July 2018, Ms. Gray served as a Deputy Commanding General at the U.S. Army Central Command guiding strategies to transform operations and logistics. As a National Security senior executive with Top Secret clearance, Ms. Gray represented the United States internationally, shaped policy, and advised logistics and governance, building on a global perspective that also included two combat operations and one peacekeeping mission. Since June 2020, Ms. Gray has been a mentor at Tampa Bay WAVE’s Tech Accelerator programs. From July 2019 to June 2021, Ms. Gray served on the Executive Board of Alpha Omicron Pi Fraternity, a $100 million international nonprofit with over 100,000 members. Ms. Gray currently serves on the Advisory Board of Empower Rideshare, SaaS ridesharing company alternative to Uber and Lyft and holds the National Association of Corporate Directors (NACD) Directorship CertificationTM. Ms. Gray earned a Master of Strategic Studies from the United States Army War College, an M.A. in Journalism from Ball State University, and a B.A. in Communications from Elon University.

Kathy Cuocolo, CPA, Director

Ms. Cuocolo, a member of our board of directors since 2021, is a versatile executive and director with demonstrated success in developing and managing financial services operations on a global basis. Ms. Cuocolo is currently a director and Audit Chair of Greenbacker Renewable Energy Company LLC and a director at Syntax ETF Trust. Her prior directorships include President and Director of The China Fund, Inc., which invests primarily in private placements in mainland China, Chairperson of Select Sector ETF Trust, and a director of Guardian Life family of funds. From 2014 through March 2020, Ms. Cuocolo was the president of Syntax Advisors, LLC where she was responsible for all aspects of business operations and the development of its financial management products. Prior to that, from 2008 until 2013, Ms. Cuocolo was a Managing Director and Division Head for the Mutual Fund and global ETF Services for The Bank of New York Mellon Corporation, where she was responsible for the operations and strategic planning for these business lines. Prior to that, from 1982 until 2003, Ms. Cuocolo served in various roles at State Street Corporation, including as an Executive Vice President, Division Head of Investor Products and Services, where she was responsible for operations and strategic planning. Ms. Cuocolo was a member of the corporations’ Executive Operating Committee responsible for all aspects of business strategy. During her 22 years at State Street, Ms. Cuocolo led the firm to become the largest fund administrator in the U.S., with over $1.2 trillion in assets. Prior to State Street, Ms. Cuocolo was an auditor at PriceWaterhouseCoopers LLP. Ms. Cuocolo received her B.A. in Accounting, summa cum laude, from Boston College, and holds a Masters Professional Director Certificate from the American College of Corporate Governance. Ms. Cuocolo received her CPA license in the Commonwealth of Massachusetts in 1981.

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

Proposed Business Combination

On December 31, 2022, MCAC entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MCAC, ConnectM Technology Solutions, Inc., a Delaware corporation (“ConnectM”), and Chronos Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MCAC (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, a business combination between MCAC and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of MCAC (the “Merger”).

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

Forward Purchase Agreement.

In connection with the execution of the Merger Agreement, MCAC and Meteora Special Opportunity Fund (“Meteora”), entered into the Forward Purchase Agreement for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Meteora intends to purchase in the open market through a broker shares of Class A Common Stock, after the date of the Forward Purchase Agreement from holders of our Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of our Class A Common Stock (such holders, “Redeeming Holders”) pursuant to the redemption rights set forth in our charter, in connection with the execution of the Merger Agreement, up to a maximum of 6,600,000 shares of our Class A Common Stock at a price equal to the redemption price, currently estimated at approximately $10.88 per share of our Class A Common Stock (based on the amount of $78,702,824 held in the Trust Account as of December 31, 2023, plus $30,533 estimated income taxes to be paid into the Trust Account upon receipt of income tax refund from the Internal Revenue Service) to be paid from the interest and dividend income earned in the Trust Account) to be paid to investors who elect to redeem their shares at MCAC’s redemption deadline (the “Initial Price”); provided that Meteora may not beneficially own greater than 9.9% of the issued and outstanding shares on a post-merger pro forma basis. Meteora has agreed to waive any redemption rights with respect to any shares of our Class A Common Stock in connection with the Merger. Such waiver may reduce the number of shares of our Class A Common Stock redeemed in connection with the Merger, which reduction could alter the perception of the potential strength of the Merger. The number of shares of our Class A Common Stock purchased by Meteora, not including the Share Consideration Shares (as defined below), shall be referred to as the “Recycled Shares.” No purchases of Class A Common Stock have been made by Meteora pursuant to the Forward Purchase Agreement to December 31, 2023.

The Forward Purchase Agreement provides that not later than one local business day following the Closing (the “Prepayment Date”), MCAC will pay to Meteora, out of funds held in MCAC’s Trust Account, a cash amount (the “Prepayment Amount”) equal to (x) the product of the number of Recycled Shares and the Initial Price less (y) an amount equal to 1% of the product of the number of Recycled Shares and the Initial Price (the “Prepayment Shortfall”). At the written request of Meteora, the Prepayment Amount must be deposited into an escrow account simultaneously with the Closing. In addition to the Prepayment Amount, MCAC shall pay directly from the Trust Account on the Prepayment Date, an amount equal to the product of 40,000 shares and the Initial Price and Meteora shall use such amount to purchase shares of MCAC (the “Share Consideration Shares”). The Share Consideration Shares shall be free and clear of all obligations with respect to Meteora. In addition, MCAC shall pay to Meteora in cash an amount equal to the product of (x) the Prepayment Amount, multiplied by (y) 0.75% by no later than the Prepayment Date, subject to a floor of $250,000 (the “Cash Consideration”).

From time to time following the Closing, Meteora may sell Recycled Shares at any time and at any sales price, without payment by Meteora of any Early Termination Obligation (as defined in the Forward Purchase Agreement), until such time as the proceeds from the sales equal 100% of the Prepayment Shortfall. From time to time and on any date following the Closing, Meteora may also, at its discretion, terminate the transaction in whole or in part so long as Meteora provides written notice to MCAC which shall specify the quantity by which the number of Shares is to be reduced (the “Terminated Shares”). MCAC shall be entitled to an amount per Terminated Share equal to the product of (x) the number of Terminated Shares multiplied by (y) 95% of the Reset Price, with the remainder of the proceeds going to Meteora.

From time to time following the Closing and prior to the earliest to occur of (a) the third anniversary of the Closing and (b) the date specified by Meteora in a written notice to be delivered to MCAC at Meteora’s discretion after the occurrence of any of a (x) Trigger Event (defined below) or (y) Delisting Event (each as defined in the Forward Purchase Agreement) (in each case, the “Maturity Date”), Meteora may, in its sole discretion, sell some or all of the Recycled Shares. On the Maturity Date, the escrow agent shall transfer to Meteora an amount in cash equal to the product of (x)(i) the number of Recycled Shares as set forth in the initial Pricing Date Notice (as defined in the Forward Purchase Agreement) less (b) the number of Terminated Shares (as defined in the Forward Purchase Agreement) (the “Matured Shares”) multiplied by (y) the Initial Price and the Meteora shall transfer to the escrow agent for the benefit of MCAC the Matured Shares less the Maturity Shares and the Penalty Shares (each as defined below). On the last trading day of each week following the merger, Meteora will pay to the Combined Company the product of the number of Recycled Shares sold multiplied by 95% of the Reset Price. The “Reset Price” shall initially be the Initial Price and shall be adjusted on the first scheduled trading day of each week commencing with the first week following the thirtieth day after the Closing to be the lowest of (a) the then-current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Recycled Shares of the prior week, but not lower than $7.50; provided that to the extent that MCAC or the Combined Company offers and sells any shares or securities convertible into Recycled Shares at a price lower than the Initial Price, the Reset Price, shall be modified to equal such reduced price at which such securities may be issued. Meteora will retain any sale proceeds in excess of the product of the number of Recycled Shares sold by Meteora and the Reset Price.

In the event that the VWAP Price of the Class A Common Stock falls below $5.00 per share for any 20 trading days during a 30 trading day period beginning 30 days following the closing of the Merger (a “Trigger Event”), then Meteora may elect to accelerate the Maturity Date to the date of such Trigger Event. At the Maturity Date, the Combined Company is required to purchase from Meteora, subject to Meteora’s consent, all of the unsold Recycled Shares for consideration equal to an amount, in cash or shares at the sole discretion of Combined Company (the “Maturity Consideration”), equal to (a) in the case of cash, the product of the unsold Recycled Shares and $2.00, or $2.50, solely in the event of a Registration Failure (as defined in the Forward Purchase Agreement), and (b) in the case of Recycled Shares, such number of Recycled Shares (the “Maturity Shares”) with a value equal to the product of the unsold Recycled Shares and $2.00, or $2.50, solely in the event of a Registration Failure, divided by the VWAP Price of the shares for the 30 trading days ending on the Maturity Date; provided that the Maturity Shares used to pay the Maturity Consideration are freely tradable. If the Maturity Shares are not freely tradable, Meteora shall instead receive such number of shares equal to the product of (i) three (3) and (ii) the number of Recycled Shares minus the Terminated Shares (as defined in the Forward Purchase Agreement) (the “Penalty Shares”); provided, however, that if the Penalty Shares are freely tradable within 45 days after the Maturity Date, Meteora shall return to MCAC such number of Penalty Shares that are valued in excess of Maturity Consideration based on the 10-day VWAP ending on the date that such Shares satisfied the Share Conditions (as defined in the Forward Purchase Agreement).

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

The purpose for entering into the Forward Purchase Agreement is to decrease the amount of redemptions in connection with the Meeting and potentially increase the amount of working capital available to the Combined Company following the Closing. However, if Meteora purchases any shares pursuant to the Forward Purchase Agreement, immediately following the closing of the Business Combination, the Combined Company will need to pay the Prepayment Amount (into the escrow account), the Share Consideration and the Cash Consideration, and, as a result, the Combined Company’s cash reserves would be reduced significantly. While the Combined Company may receive cash proceeds from sales of Recycled Shares by Meteora, Meteora may not have any incentive to sell Recycled Shares unless the trading price of the Class A Common Stock is above the Reset Price. There is no guarantee that the trading price of the Class A Common Stock will equal or exceed the Reset Price at any given time. In such a case, Meteora may not sell Recycled Shares, in which case the Combined Company will not be able to receive any cash proceeds from the Forward Purchase Agreement. In addition, if Meteora decides to sell its shares into the open market, it may cause the trading price of the Class A Common Stock to decline significantly.

In connection with the IPO, Meteora and its affiliates entered into an investment agreement with MCAC and the Sponsor pursuant to which Meteora and its affiliates purchased 792,000 units of MCAC at the initial public offering price of $10.00 per unit and 60,000 Meteora Founder Shares, at a purchase price of approximately $0.009 per Founder Share. Except for such purchases in connection with the IPO, none of MCAC, ConnectM, or their directors, officers, advisors or respective affiliates had any material relationship with Meteora at the time the Forward Purchase Agreement was negotiated. To the knowledge of MCAC, Meteora and its affiliates continue to own the Founder Shares acquired in connection with the IPO.

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

We will have until May 13, 2024 to consummate an initial business combination pursuant to the Current Extension On November 9, 2023, the MCAC board of directors extended the deadline for the consummation of an initial business combination for one additional month to December 13, 2023 by depositing approximately $325,715 in the Trust Account. On December 11, 2023, the MCAC board of directors extended the deadline for the consummation of an initial business combination for one additional month to January 13, 2024 pursuant to the deposit of approximately $325,715 into the Trust Account by ConnectM. On January 8, 2024, the MCAC board of directors extended the deadline for the consummation of an initial business combination for one additional month to February 13, 2024 pursuant to the deposit of approximately $325,715 into the Trust Account by ConnectM. On February 9, 2024, the MCAC board of directors extended the deadline for the consummation of an initial business combination for one additional month to March 13, 2024 pursuant to the deposit of approximately $325,715 into the Trust Account by ConnectM. On March 11, 2024, the MCAC board of directors extended the deadline for the consummation of an initial business combination for one additional month to April 13, 2024 pursuant to the deposit of approximately $325,715 into the Trust Account by ConnectM. MCAC previously extended the deadline for the consummation of an initial business combination pursuant to the Initial Extensions. If the proposed business combination is not completed by May 13, 2024, the 3,040,000 MCAC Private Placement Warrants purchased for a total purchase price of $3,040,000, will be worthless.

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

Financial Position

As of December 31, 2023, we had funds available for an initial business combination in the amount of $75,053,357 assuming no additional redemptions and after future payment of $3,680,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination. With these funds we can offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of from our IPO and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

The Company is required to complete a Business Combination within 24 months of the IPO, absent any extensions available under the Current Extension. On May 9, 2023, the Company extended the period of time to consummate its Business Combination by three months, from May 13, 2023 to August 13, 2023, pursuant to the deposit of $920,000 to the Trust Account by ConnectM, pursuant to Extension One. On August 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional three months from August 13, 2023 to November 13, 2023 pursuant to the deposit of $920,000 to the Trust Account by ConnectM, pursuant to Extension Two. The Initial Extensions represented the two three-month extensions permitted under the Company’s governing documents. On November 6, 2023, the stockholders of the Company held a special meeting of stockholders where the Company’s stockholders approved an amendment to the amended and restated certificate of incorporation of the Company (the “Amended Charter”) and an amendment to the Investment Management Trust Agreement, dated as of May 10, 2022 (the “Trust Agreement”), with Continental Stock Transfer & Trust Company on November 6, 2023 (the “IMTA Amendment”). The Amended Charter provides the board of directors of the Company with the right to extend the date by which the Company has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from November 13, 2023 to May 13, 2024, also known as the “Current Extension,” by depositing into the Trust Account, for each one-month extension, the lesser of (a) $414,000 and (b) $0.045 for each then-outstanding share of Class A Common Stock after giving effect to the redemption of shares of Class A Common Stock. On November 9, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from November 13, 2023 to December 13, 2023 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On December 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one - month period from December 13, 2023 to January 13, 2024 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On January 8, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from January 13, 2024 to February 13, 2024 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On February 9, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from February 13, 2024 to March 13, 2024 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On March 11, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from Marc 13, 2024 to April 13, 2024 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,715 into the Trust Account. If the Company is unable to complete an initial Business Combination before the deadline, currently May 13, 2024, the Company will cease all operations and dissolve.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay our Sponsor, a total of $10,000 per month, until the earlier of the consummation of the business combination or the date the Company is required to liquidate, for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses actually incurred related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by May 13, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. The Anchor Investors will not be entitled to redemption rights with respect to any Founder Shares held by them in connection with the completion of our business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, the Anchor Investors, our Sponsor, officers and directors have agreed to vote any Founder Shares held by them and any public shares acquired during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need 119,032 or 1.23%, of the public shares and Representative Shares sold in the IPO to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved. In the event that all shares of our outstanding common stock are voted, we would need 2,538,063 or 26.23%, of the public shares and Representative Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. The Anchor Investors will not be entitled to redemption rights with respect to any Founder Shares held by them, in connection with the completion of our initial business combination, but they will be entitled to such rights with respect to any public shares held by them.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-

current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until May 13, 2024.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have up to May 13, 2024, to complete our initial business combination. If we are unable to complete our initial business combination by the required time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination by May 13, 2024.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business or certain amendments to our charter prior thereto combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2024, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $5,947 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Adeptus Partners, LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 13, 2024 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 13, 2024, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by May 13, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 13, 2024, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 13, 2024, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Item 1A.RISK FACTORS

SUMMARY RISK FACTORS

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our Class A Common Stock, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth below. Such risks include, but are not limited to:

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our Public Warrants and Public Rights will expire worthless.
●	If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers and their affiliates may elect to purchase shares, Public Rights or Public Warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, Public Rights or Public Warrants, potentially at a loss.
●	We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
●	If the trading price of our Class A common stock decreases, the amount of cash the Combined Company receives through the Forward Purchase Agreement mechanisms will decrease.
●	If Meteora purchases any shares pursuant to the Forward Purchase Agreement, the Combined Company will have cash payment obligations that could, as a result, significantly reduce the Combined Company’s cash reserves.
●	Other events may result in Meteora having no payment obligations to the Combined Company at settlement under the Forward Purchase Agreement.
●	Shares sold under the Forward Purchase Agreement will not count towards the Combined Company’s Public Float.
●	The Combined Company may be required to make a future cash payment or issue additional shares of Class A Common Stock to Meteora pursuant to the Forward Purchase Agreement at the Maturity Date, which would reduce the amount of cash available to the Combined Company to fund its operations or dilute the percentage ownership held by the existing stockholders.

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

Pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares held by them, as well as any public shares purchased during or after the IPO (including in open market and privately negotiated transactions), in favor of our initial business combination. The Anchor Investors have agreed to vote any Founder Shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ Founder Shares we would need only 119,032 or 1.23%, of the 9,676,125 public shares and Representative Shares sold in the offering to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted) or 2,538,063 or 26.23% (assuming all issued and outstanding shares are voted) in order to have our initial business combination approved. In the event that our Anchor Investors vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our Anchor Investors were and still are not obligated to continue owning any public shares following the IPO and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these Anchor Investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such Anchor Investors will vote on any business combination. As a result of the Founder Shares that the Anchor Investors may hold, each Anchor Investor may have different interests with respect to a vote on an initial business combination than other public stockholders. Among other matters, the Anchor Investors’ investments in the Founder Shares will generally be worthless if we do not consummate an initial business combination within 24 months from the closing of the IPO, as described in more detail in this prospectus, and these investors will benefit more than our public stockholders from our completion of an initial business combination and may benefit from an initial business combination even if our public stockholders experience a loss. Accordingly, these investors may be more likely to favor any proposed initial business combination transaction even if our public stockholders do not favor the transaction. The Anchor Investors will also have the potential to realize enhanced economic returns and overall economic outcome from their investment in us in comparison to our other public stockholders who are not making anchor investments and purchasing Founder Shares. Our initial stockholders currently own 17.5% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination, and the agreement by the Anchor Investors to vote any Founder Shares held by them in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Since our Anchor Investors own Founder Shares, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

The Anchor Investors own Founder Shares and have agreed to vote such shares owned by them in favor of any proposed initial business combination. The Anchor Investors will benefit from any appreciation in the value of the Founder Shares above that nominal amount, provided that we successfully complete a business combination. As a result of their interest in the Founder Shares, if a business combination is approved, they may make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public stockholders.

Unlike other blank check companies, we have until May 13, 2024 to complete a business combination, without a stockholder vote or your ability to redeem your shares.

We have until May 13, 2024 to consummate an initial business combination pursuant to the Current Extension. Pursuant to the terms of the amended and restated certificate of incorporation and our registration statement/prospectus in connection with the Initial Public Offering, if we do not complete the initial business combination within the prescribed time frame, (i) we shall redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions as further described herein; and (ii) investors will have no voting rights and no redemption rights.

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

At the time we entered into the Merger Agreement or if we enter into another agreement for our initial business combination, we did not and will not know how many stockholders may exercise their redemption rights, and therefore have or may need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Common Stock result in the issuance of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by May 13, 2024. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by May 13, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our Warrants and Public Rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2024, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by May 13, 2024, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants and Public Rights will not have any right to the proceeds held in the Trust Account with respect to the Warrants and Public Rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, Public Rights or Warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months from the date of the IPO, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our Warrants and Public Rights will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least  24 months from the date of the IPO, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 24 months following our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our Warrants and Public Rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation.

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

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, only $525,000 was available to us initially outside the Trust Account to fund our working capital requirements and we had $5,947 available to us outside the Trust Account to fund our working capital requirements as of December 31, 2023. We have borrowed funds from our Sponsor and may need to continue to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into Private Placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender, upon consummation of our initial business combination. During the year ended December 31, 2023, the Sponsor loaned the Company $582,457 in Working Capital Loans. As of December 31, 2023, we had $739,457 in Working Capital Loans outstanding. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant.

Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, ConnectM or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our Warrants and Public Rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Adeptus Partners, LLP, our independent registered accounting firm, and the underwriters of the Initial Public Offering, would not execute agreements with us waiving such claims to the monies held in the Trust Account.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our Initial Public Offering, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our Warrants and Public Rights will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or up to the 18th month if we extend the period of time to consummate a business combination) from the closing of our Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

As of December 31, 2023, we had funds available for an initial business combination in the amount of $75,053,357 assuming no redemptions and after future payment of $3,680,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we have focused our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, amending our Rights Agreement will require a vote of holders of at least a majority of the then outstanding Public Rights, and amending our Warrant Agreement will require a vote of holders of at least 65% of the Public Warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or certain amendments to our prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Private Placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own 17.5% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 13, 2024, or (ii) with respect to any other provision relating to the stockholders’ rights or pre-initial business combination activity of our Class A Common Stock, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own shares representing 17.5% of our issued and outstanding shares of common stock (not including the shares of Class A Common Stock underlying the Private Placement Warrants). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into two classes, each of which serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 13, 2024. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

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

The representative has a conflict of interest because they render services to us in connection with our initial business combination.

We have engaged EF Hutton, division of Benchmark Investments, LLC (who was the representative of the underwriters of the IPO) to assist us in connection with our initial business combination with ConnectM. The representative shares held by the representative and/or its designees will also be worthless if we do not consummate an initial business combination. These financial interests create a conflict of interest when providing such services to us.

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

On October 6, 2021, our Sponsor purchased 2,875,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On October 28, 2021, our Sponsor transferred 25,000 Founder Shares to each of Kathy Cuocolo, Leela Gray and Stephen Markscheid. On May 10, 2022, our Sponsor and directors forfeited 575,000 Founder Shares for no consideration, which we cancelled, resulting in our Sponsor and directors holding an aggregate of 2,300,000 Founder Shares. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor, pursuant to a written agreement, purchased an aggregate of 3,040,000 Private Placement Warrants. Each Private Placement Warrants exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination, (B) not to redeem any Founder Shares held by them in connection with a stockholder vote to approve a proposed initial business combination and (C) the Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of our business combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by May 13, 2024, or (iii) rights to liquidating distributions from the trust account with respect to any Founder Shares held by them if we fail to complete our business combination by May 13, 2024, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within such time period. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for our completion of an initial business combination nears.

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

If the trading price of the Class A Common Stock decreases, the amount of cash the Combined Company receives through the Forward Purchase Agreement mechanisms will decrease.

Generally, under the Forward Purchase Agreement, Meteora may purchase Recycled Shares and within one business day following the Closing of the Business Combination, the Combined Company will prepay the Prepayment Amount. At the written request of Meteora, the Prepayment Amount must be deposited into an escrow account simultaneously with the Closing. From time to time, Meteora may sell the Recycled Shares and the Combined Company will recoup the proceeds at 95% of the Reset Price (as defined therein) less the Prepayment Shortfall. While the Combined Company may receive cash proceeds out of the escrow account from sales of Recycled Shares by Meteora, Meteora may not have any incentive to sell such Recycled Shares unless the trading price of the Class A Common Stock is above the Reset Price. There is no guarantee that the trading price of the Class A Common Stock will equal or exceed the Reset Price at any given time. In such a case, Meteora may not sell the Recycled Shares, in which case the Combined Company may not receive cash settlement proceeds from the Forward Purchase Agreement and Meteora may retain ownership of all of the Recycled Shares it purchased pursuant to the Forward Purchase Agreement. In addition, if Meteora decides to sell the Recycled Shares into the market, it may cause the trading price of our Class A Common Stock to decline significantly.

If Meteora purchases any shares pursuant to the Forward Purchase Agreement, the Combined Company will have cash payment obligations that could, as a result, significantly reduce the Combined Company’s cash reserves.

If Meteora purchases any Recycled Shares pursuant to the Forward Purchase Agreement, within one business day following the Closing of the Business Combination, the Combined Company will be required to prepay the Prepayment Amount (into the escrow account) and pay the Share Consideration and the Cash Consideration to Meteora, and, as a result, the Combined Company’s cash reserves following Closing could be reduced significantly.

In addition, pursuant to the Forward Purchase Agreement, at the Maturity Date, the Combined Company is required to purchase from Meteora all of the unsold Recycled Shares for consideration equal to the Maturity Consideration, payable in cash or stock at the Combined Company’s option. If the Combined Company elected to pay the Maturity Consideration in cash, the amount of cash on hand to fund operations would be reduced accordingly, which could adversely affect the Combined Company’s ability to make necessary investments, and, therefore, could adversely affect its results of operations.

Other events may result in Meteora having no payment obligations to the Combined Company at settlement under the Forward Purchase Agreement.

In addition to the risk of a substantial decline in the market price of the shares of Class A Common Stock, the occurrence of certain events will accelerate the maturity date and may result in Meteora having no payment obligation to the Combined Company at settlement. Such events include (a) if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period beginning 30 days following the closing of the Merger, is below $5.00 per share, (b) if the Combined Company’s shares of Class A Common Stock cease to be listed on a national securities exchange or upon the filing of a Form 25, or (c) if the Registration Statement is not declared effective by the Commission within the time periods set forth in the Forward Purchase Agreement, or if the Registration Statement after it is declared effective ceases to be continuously effective as required by the Forward Purchase Agreement, which will result in the unregistered shares being excluded from the calculation of the amounts due at settlement.

Shares sold under the Forward Purchase Agreement will not count towards the Combined Company’s Public Float.

Nasdaq has indicated in its FAQs that because the investor to the Forward Purchase Agreement (in our case, Meteora) may suffer a loss from trading below certain thresholds, but can recoup the purchase price by withholding from trading, they provide an economic disincentive for the investor to sell the security in certain circumstances, and Nasdaq may treat such economic resale disincentives and a resale restriction for purposes of determining whether the securities are “restricted securities” under Nasdaq regulations, and therefore the Combined Company’s public float could be adversely affected, the shares available for trading to public investors may be restricted and it may be more difficult for MCAC to meet Nasdaq’s initial listing standards and consummate the Business Combination.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A Common Stock upon conversion of the Class B Common Stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

A provision of our Warrant Agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

●	we issue additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in
●	connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share,
●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
●	the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

As of December 31, 2023, we had $5,947 in cash and a working capital deficit of $6,843,119. Further, we expect to incur significant costs associated with the business combination. We are required to complete a business combination within 24 months of the Initial Public Offering date, unless this period is extended through the shareholders’ approval. Considering that the Sponsor’s ability to fund the Current Extension is uncertain, we may be required to liquidate by May 13, 2024, should an initial business combination not be consummated within that timeframe. We may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. We may not be able to obtain additional financing. These factors, among others, raise substantial doubt about our ability to continue as a going concern assuming an initial business combination is not consummated. The consolidated financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

In connection with our management team’s monitoring and review of our internal control over financial reporting, we identified six material weaknesses. Any future material weakness in our internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis and materially and adversely affect our business, financial condition, results of operations and reputation.

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

As of and for the year ended December 31, 2022, we also identified a material weakness in internal control over financial reporting related to accounting for complex financial instruments. Specifically, the control deficiency was identified in connection with the accounting for the Forward Purchase Agreement entered into on December 31, 2022. Management concluded that it had not operated or maintained controls at a sufficient level of precision to recognize properly certain financial instruments as of and for the year ended December 31, 2022. Management has concluded that this control deficiency constitutes a material weakness. Management did not identify a material misstatement within our financial statements in this or any previously filed quarterly report on Form 10Q or annual report on Form 10-K as a result of this material weakness.

Management identified errors in the Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company as filed with the Company’s registration statement on Form S-1 on April 22, 2022, and the Warrant Agreement, dated May 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as filed with the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022 (the “Warrant Agreement”). The Warrant Agreement as filed was incorrect and inconsistent with the terms of the Company’s registration statement on Form S-1 filed with the SEC on April 22, 2022 and the terms of the Company’s prospectus filed with the SEC on May 12, 2022. On June 24, 2022, the Company filed a Current Report on Form 8 -K including the Amended and Restated Warrant Agreement containing the correct provisions.

Further, in April 2023, the Company withdrew $302,000 of interest and dividend income earned in the Trust Account. Such amount was restricted for payment of the Company’s income tax liabilities as provided in the Company’s charter. During the second quarter of 2023, $87,000 of these funds were inadvertently used for the payments of general operating expenses. Such amounts were disbursed without appropriate review and approval to ensure that the disbursements were made in accordance with the investment management trust agreement between Continental Stock Transfer & Trust Company and the Company. As a result of this issue, management concluded that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements. Such funds were replenished to the Company’s operating account by ConnectM on August 21, 2023 in the form of a working capital loan with the same terms as the Working Capital Loans from the Sponsor. During the third quarter of 2023, additional funds restricted for payment of the Company’s income tax liabilities totaling approximately $215,000 were utilized for the payments of general operating expenses. As of September 30, 2023, the funds were replenished to the Company’s operating account by ConnectM in the form of a working capital loan with the same terms as the Working Capital Loans from the Sponsor. Between October 12, 2023 and November 10, 2023, additional funds restricted for payment of the Company’s income tax liabilities totaling approximately $58,000 were utilized for the payments of general operating expenses and were subsequently replenished to the Company’s operating account on November 13, 2023 by ConnectM in the form of a working capital loan with the same terms as the Working Capital Loans from the Sponsor. As a result of the continued improper use of funds reserved for payment of the Company’s tax liabilities, management concluded that there is a material weakness in the Company’s internal controls related to the oversight by the Company’s board of directors. Additionally, as the Company had delays in remitting the income tax payment, management concluded that a material weakness exists surrounding the Company’s tax compliance.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 1C.CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Stockholders

As of March 13, 2024, we had 7,376,125 outstanding shares of Class A Common Stock, 2,300,000 outstanding shares of Class B Common Stock, four holders of record of our Class A Common Stock and twenty holders of record of our Class B Common Stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2023.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Monterey Capital Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On May 9, 2023, the Company extended the period of time available to consummate its Business Combination to August 13, 2023, pursuant to Extension One. On August 11, 2023, the Company further extended the period of time available to consummate its Business Combination to November 13, 2023, pursuant to Extension Two. The Initial Extensions represented the two three-month extensions permitted under the Company’s governing documents.

On November 6, 2023, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Amended Charter and IMTA Amendment. The Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from November 13, 2023 to May 13, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $414,000 and (b) $0.045 for each then-outstanding share of Common Stock after giving effect to the redemption of shares of Common Stock (the “Current Extension”).

On November 9, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from November 13, 2023 to December 13, 2023 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,715 into the Trust Account.

On December 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from December 13, 2023 to January 13, 2024 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,716 into the Trust Account.

On January 8, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from January 13, 2024 to February 13, 2024 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,716 into the Trust Account.

On February 9, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from February 13, 2024 to March 13, 2024 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,716 into the Trust Account.

On March 11, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from March 13, 2024 to April 13, 2024 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,716 into the Trust Account.

In connection with the special meeting of stockholders on November 6, 2023, stockholders holding 1,961,875 shares of Class A Common Stock issued in the Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $20,961,169 (approximately $10.68 per share after removal of interest to pay taxes) was removed from the Trust Account to pay such holders, resulting in approximately $77,333,961 remaining in the Trust Account immediately following the redemption payments.

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

On October 12, 2023, the Company, Merger Sub and ConnectM entered into a First Amendment to Agreement and Plan of Merger (the “Amendment”), which amended the Merger Agreement. The Amendment extends the date after which either party may terminate the Merger Agreement for convenience (with limited exceptions) from November 13, 2023 to May 13, 2024. The Amendment also provides that, subject to the Company obtaining the requisite stockholder approval to amend its amended and restated certificate of incorporation (the “Amended Charter”) and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated May 10, 2022 (the “IMTA Amedment”), with such approval received on November 6, 2023 at MCAC’s special meeting of stockholders, the Company will be able to extend the date by which the Company has to consummate a business combination by up to six months and ConnectM will pay to the Company or the Trust Account the funds necessary to effect such extension (not to exceed $414,000 for each monthly extension or $2,484,000 in the aggregate for all six monthly extensions).

Liquidity and Capital Resources

At December 31, 2023, we had cash of $5,947 and a working capital deficit of $6,843,119.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 23, 2021 (inception) to December 31, 2023 were organizational activities and those necessary to consummate the Initial Public Offering, identify a target company and prepare for a potential business combination with ConnectM. We do not expect to generate any operating revenues until at least after the completion of our business combination, if at all. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan amounting to $354,100 as of the IPO date, which was repaid on May 16, 2022, under an unsecured and noninterest bearing promissory note from the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds held outside of the Trust Account from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. Through December 31, 2023, the Company has received $739,457 in Working Capital Loans (Note 5). Further, during the year ended December 31, 2023, the Company received $445,000 in loans from ConnectM in the same form as the Working Capital Loans.

As of December 31, 2023, the Company had cash in the Trust Account of $78,702,824. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $3,680,000) to complete its initial business combination, to the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination.

Until the consummation of an initial business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. The Company is required to complete a Business Combination by May 13, 2024 pursuant to the Current Extension. Considering that the Company’s ability to consummate its’ proposed Business Combination is uncertain, the Company may be required to dissolve as early as April 13, 2024, absent the payment of subsequent Additional Extension Payments, or May 13, 2024 pursuant to the requirements of the Additional Extension Options, should a Business Combination not be consummated within that timeframe. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing.

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

For the year ended December 31, 2023, we had a net loss of $14,943,203, which consists of $2,980,863 of general and administrative costs, $913,808 of income tax expense, and $15,600,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $4,551,468 of dividend and interest income earned in the Trust Account. For the year ended December 31, 2022, we had a net loss of $3,763,638, which consists of $2,098,401 of general and administrative costs, $240,507 of income tax expense, and $2,770,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $1,289,804 of dividend and interest income earned in the Trust Account and $55,466 of other income. The increase in dividend and interest income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to increased interest rates and a higher average principal balance in the Trust Account, as the IPO was closed on May 13, 2022. The increase in income tax expense during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to the increase in dividend and interest income earned in the Trust Account, combined with temporary tax differences related to certain expenses. General and administrative costs increased during the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the Company’s increased activities to prepare for the proposed Business Combination. The increase in the loss on the change in fair value of the Forward Purchase Agreement is a result of the change in the fair value during the periods, which is primarily driven by the increase in the estimated probability of the closing of Business Combination with ConnectM, a significant input into the fair value calculation.

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

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for office space, secretarial and administrative services. The Company incurred $120,000 and $75,000 under the agreement during the years ended December 31, 2023 and 2022, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2023 and 2022, $63,600 and $5,100, respectively, was due under the administrative support agreement, included in Due to Sponsor - related party in the Company’s consolidated balance sheets.

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly was recognized at fair value. The fair value of this put option liability was estimated at $18,370,000 and $2,770,000 at December 31, 2023 and 2022, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Company recognized a $15,600,000 and $2,770,000 loss on the change in fair value of the Forward Purchase Agreement liability in the Company’s consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively.

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

Recent Accounting Standards

The Company does not expect any recently issued standards to have a material impact on the Company’s consolidated financial statements.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors. The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor, and are included in Due to Sponsor – related party on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 24, 2022 or the consummation of the Initial Public Offering. The Note totaled $0 as of December 31, 2023 and 2022, respectively. The Note balance of $354,100 as of the IPO date was repaid on May 16, 2022 from the proceeds of the Initial Public Offering not placed in the Trust Account.

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

During the years ended December 31, 2023 and 2022, the Sponsor loaned the Company $582,457 and $157,000, respectively, in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of December 31, 2023 and 2022, the Company had $739,457 and $157,000, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying consolidated balance sheets.

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

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 27, 2023 (the “Dismissal Date”), MCAC dismissed Marcum LLP (“Marcum”), as its independent auditor. This dismissal was ratified by the audit committee of the MCAC board of directors.

Marcum audited MCAC’s financial statements for the fiscal year ended December 31, 2022 and 2021 and did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that each of Marcum’s reports on MCAC’s financial statements as of and for the fiscal years ended December 31, 2022 and 2021 contained an explanatory paragraph indicating that there was substantial doubt about MCAC’s ability to continue as a going concern. In addition, during the fiscal years ended December 31, 2022 and 2021, as well as during the subsequent interim period preceding the Dismissal Date, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between MCAC and Marcum with respect to any matter relating to accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in its reports on MCAC’s financial statements with respect to such periods.

During the fiscal years ended December 31, 2022 and 2021, as well as during the subsequent interim period preceding the Dismissal Date, there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except for material weaknesses as disclosed under (i) “Item 9A. Controls and Procedures” of MCAC’s Annual Report on Form 10-K for the year ended December 31, 2022 and (ii) “Item 4. Controls and Procedures” of each of MCAC’s (A) Quarterly Report on Form 10-Q for the period ended September 30, 2023, (B) Quarterly Report on Form 10-Q for the period ended June 30, 2023, (C) Quarterly Report on Form 10-Q for the period ended March 31, 2023, (D) Quarterly Report on Form 10-Q for the period ended September 30, 2022, (E) Quarterly Report on Form 10-Q for the period ended June 30, 2022 and (F) Quarterly Report on Form 10-Q for the period ended March 31, 2022, each of which the audit committee of the MCAC board of directors was advised of by Marcum.

MCAC provided Marcum with a copy of the foregoing disclosure and requested that Marcum furnish MCAC with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter from Marcum is attached as Exhibit 16.1 to this proxy statement/prospectus.

On November 27, 2023, the audit committee of the MCAC Board approved the appointment of Adeptus Partners, LLC as MCAC’s independent registered public accounting firm to perform independent audit services, including the audit of MCAC’s consolidated financial statements for the fiscal year ending December 31, 2023. During MCAC’s fiscal years ended December 31, 2022 and December 31, 2021 and in the subsequent interim period through September 30, 2023, neither MCAC nor anyone on its behalf consulted with Adeptus Partners, LLC regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on MCAC’s consolidated financial statements, and neither a written report was provided to MCAC nor oral advice was provided to MCAC that Adeptus Partners, LLC concluded was an important factor considered by MCAC in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

Item 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements in the financial statements. The following material weaknesses in internal controls over financial reporting were identified:

●	Controls over the accuracy and completeness of information included in our SEC filings including documents filed as exhibits to registration statements and information within registration statements.
●	Controls over accuracy and completeness of financial data, specifically accrued expenses.
●	Complex financial instruments accounting including relevant literature that applies to the accounting for forward purchase agreements.
●	Controls over the protection of funds permitted for withdrawal from the trust, including the timely payment of income and other tax liabilities.

●	Ineffective oversight by the board relating to the Company’s recurring non-compliance with an investment management trust agreement.
●	Lack of controls over the Company’s tax compliance, specifically the timeliness of remittance of tax payments.

Remediation Efforts to Address Identified Material Weaknesses in Internal Control over Financial Reporting

To address these material weaknesses management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting, and to provide processes and controls over the internal communications within the Company, financial reporting advisors, legal advisors, and independent registered public accounting firm. The Company’s efforts include the following:

●	The Company implemented additional procedures to ensure that all legal agreements are reviewed by management, third-party accounting advisors and legal advisors before such agreements are executed.
●	The Company implemented additional review procedures to ensure completeness and accuracy of financial data and accrued liabilities.
●	The Company determined the need to use the expertise of outside financial reporting and valuation advisors to evaluate, research and understand the accounting standards that apply to complex financial instruments.
●	The Company implemented additional oversight of the cash availability for the Company’s operational needs, which includes segregation of funds restricted for payment of taxes and the requirement for an additional member of the Company’s management team to review and approve the disbursements from the Trust Account. Additionally, the Company has implemented monthly reviews of cash disbursements by the audit committee.

We can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.OTHER INFORMATION

Not applicable.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Bala Padmakumar	63	Chief Executive Officer and Chairman of the Board
Vivek Soni	65	Executive Vice President and Director
Daniel Davis	58	Chief Financial Officer
Leela Gray	57	Director
Kathy Cuocolo	71	Director
Stephen Markscheid	69	Director

Bala Padmakumar has been the company’s Chief Executive Officer and the Chairman of the board of directors since September 2021. Mr. Padmakumar is a broad based entrepreneur and technologist with a strong background in strategic partnerships, product and business development, technology and operations, private equity, and venture capital environments. Since August 2020, Mr. Padmakumar has been a partner at Advantary LLC, where he specializes in business development and advises on strategic matters. Since January 2021, he has been actively advising the Asia practice of FocalPoint Partners LLC, a boutique investment bank on deal flow diligence in the clean transition space in Asia. Since June 2021, he has been an advisor to the Chief Executive Officer of NTherma Corporation on strategic relationships and capital raising activities. From July 2016 to December 2021, Mr. Padmakumar has also advised on deal flow and provided operational support to portfolio companies for a fund set up to support SK Telecom Co., Ltd.’s strategic interests. From 2007 through 2010, Mr. Padmakumar was a Venture Partner at X/Seed Capital Management, LLC, where he focused on transactions in the cleantech and materials sectors. Additionally, from 2011 to October 2020, Mr. Padmakumar was the Chief Executive Officer at Amperics, Inc., a developer and vendor of high energy density ultracap hybrid storage systems. Mr. Padmakumar also has extensive experience in the clean energy sectors, having been an advisor to Lionrock Batteries Ltd., which creates flexible batteries and high performance separator technology since 2019, an advisor to the board of directors and CEO of Hyperscale Data Center Company, a company focused on energy usage efficiency in hyperscale data centers from 2018 to 2020, and an advisor to the chairman of Advanced Systems Automation Limited in Singapore, where he advised on issues surrounding urban transportation, High Energy Density Li Ion battery (NMC technology) and 3D printing technology from 2017 to 2019. Mr. Padmakumar also has broad experience advising on capital raising and corporate strategy, serving as a mentor to OneValley Inc., a global entrepreneurship platform for individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early stage companies from audio technologies to SaaS products. Mr. Padmakumar has a Bachelor’s Degree in Technology from the University of Madras in Chemical Engineering and a Master of Science Degree in Chemical Engineering from Stanford University.

Vivek Soni has been the company’s Executive Vice President and a member of the board of directors since September 2021. Dr. Soni has held board and crucial managerial positions at numerous businesses within the cleantech and venture space. Dr. Soni has been an Operating Partner of Prithvi Ventures LLC since January 2021, which is a Climatech fund. At Prithvi Ventures, Dr. Soni has played a vital role in investing $30 million since 2021 in the clean transition sector that includes investments in energy storage, electrical vehicle (EV) technology, renewable energy, and novel materials companies. Since April 2023, Dr. Soni is a member of the Board of Directors of Rushnu, Inc. and is a Board Observer at Tandem Repeat Technologies, Inc. since November 2022. Since September 2017, Dr. Soni has been on the Advisory Board of Reading Municipal Light Department, the largest municipal electric utility in Massachusetts and currently is the Chair. From 2016 to May 2022, he was the Managing Director for TiE Boston Angels, where he created a robust process for syndication and due diligence, and also grew investments threefold over five years. From 2007 to 2011, he was a Venture Advisor to Nomura International plc’s New and Clean Energy Technology Ventures fund, a late stage Cleantech VC fund. Since 2006, Dr. Soni has also been the Managing Partner of Boston Cleantech, a company that enables investors and entrepreneurs to grow businesses in cleantech, energy, chemicals, materials and manufacturing. His responsibilities include promoting early-stage companies and impact investing in cleantech, carbon capture and sequestration, and solar energy. Dr. Soni is also a member of the boards of directors of A.T.E Private Limited, A.T.E. Enterprises Private Limited and A.T.E. Huber Envirotech Private Limited, where he provides expertise on governance, technology, innovation, cleantech, fundraising, acquisitions and global expansion. Dr. Soni was also President, Corporate Technology Strategy and Services at the Aditya Birla Group (a large India based multi-national industrial group) from 2001 to 2004 where he was responsible for R&D activities in manufacture of novel materials and fuel cells. Dr. Soni holds a Bachelor’s Degree in

Technology from the Indian Institute of Technology, New Delhi, India, a Master of Science Degree in Polymer Science & Engineering from the University of Massachusetts, Amherst, a Ph.D. in Polymer Science & Engineering from the University of Massachusetts, Amherst, and an Executive Development Program certificate from the Kellogg School of Management at Northwestern University.

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

Leela Gray has been a member of the company’s board of directors since 2021. Ms. Gray is a retired Brigadier General with 30 years in the U.S. Army, including seven in the U.S. Army Reserve while in corporate positions developing business expertise. Ms.Gray has served as a Director of Empower Rideshare, a SaaS company disrupting the ride hailing industry, since November 2021, and Cycurion, Inc., a Network Communications and Information Technology Security Solutions provider, since March 2022. Between November 2018 and May 2019, Ms. Gray served as Strategic Advisor to United States Army Cyber Command, playing a key role in innovating and modernizing cyber policy shaped by her market and stakeholder insights, including her tenure at the Department of State, where she created interagency and international partner initiatives in Cyber/Information Warfare. Prior to that, from August 2016 to July 2018, Ms. Gray served as a Deputy Commanding General at the U.S. Army Central Command guiding strategies to transform operations and logistics. As a National Security senior executive with Top Secret clearance, Ms. Gray represented the United States internationally, shaped policy, and advised logistics and governance, building on a global perspective that also included two combat operations and one peacekeeping mission. Since June 2020, Ms. Gray has been a mentor at Tampa Bay WAVE’s Tech Accelerator programs. From July 2019 to June 2021, Ms. Gray served on the Executive Board of Alpha Omicron Pi Fraternity, a $100 million international nonprofit with over 100,000 members. Ms. Gray currently serves on the Advisory Board of Empower Rideshare, SaaS ridesharing company alternative to Uber and Lyft and holds the National Association of Corporate Directors (NACD) Directorship CertificationTM. Ms. Gray earned a Master of Strategic Studies from the United States Army War College, an M.A. in Journalism from Ball State University, and a B.A. in Communications from Elon University.

Kathy Cuocolo has been a member of the company’s board of directors since 2021. Ms. Cuocolo is a versatile executive and director with demonstrated success in developing and managing financial services operations on a global basis. Ms. Cuocolo is currently a director and Audit Chair of Greenbacker Renewable Energy Company LLC and a director at Syntax ETF Trust. Her prior directorships include President and Director of The China Fund, Inc., which invests primarily in private placements in mainland China, Chairperson of Select Sector ETF Trust, and a director of Guardian Life family of funds. From 2014 through March 2020, Ms. Cuocolo was the president of Syntax Advisors, LLC where she was responsible for all aspects of business operations and the development of its financial management products. Prior to that, from 2008 until 2013, Ms. Cuocolo was a Managing Director and Division Head for the Mutual Fund and global ETF Services for The Bank of New York Mellon Corporation, where she was responsible for the operations and strategic planning for these business lines. Prior to that, from 1982 until 2003, Ms. Cuocolo served in various roles at State Street Corporation, including as an Executive Vice President, Division Head of Investor Products and Services, where she was responsible for operations and strategic planning. Ms. Cuocolo was a member of the corporations’ Executive Operating Committee responsible for all aspects of business strategy. During her 22 years at State Street, Ms. Cuocolo led the firm to become the largest fund administrator in the U.S., with over $1.2 trillion in assets. Prior to State Street, Ms. Cuocolo was an auditor at PriceWaterhouseCoopers LLP. Ms. Cuocolo received her B.A. in Accounting, summa cum laude, from Boston College, and holds a Masters Professional Director Certificate from the American College of Corporate Governance. Ms. Cuocolo received her CPA license in the Commonwealth of Massachusetts in 1981.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2023, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the board of directors or compensation committee.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement filed in connection with the Initial Public Offering. You are able to review the Code of Ethics by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination by May 13, 2024. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants (and the underlying securities) will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) 180 days after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property (except as described under the section of our Initial Public Offering prospectus titled “Principal Stockholders Restrictions on Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of our shares of Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the Founder Shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the Private Placement Warrants and the shares of Class A Common Stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), upon consummation of our initial business combination. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

NAME OF INDIVIDUAL	NAME OF AFFILIATED COMPANY	AFFILIATION
Bala Padmakumar	Advantary LLC	Partner
	Lionrock Batteries	Advisor
Vivek Soni	A.T.E Private Limited	Director
	A.T.E. Enterprises Private Limited	Director
	A.T.E. Huber Envirotech Private Limited	Director
	Reading Municipal Light Department	Vice-Chair, Advisory Board
	Rushnu, Inc.	Director
	Tandem Repeat, Inc.	Board Observer

Daniel Davis	AngioWave Imaging, LLC	Director and Chief Financial Officer
Leela Gray	Cycurion, Inc.	Director
	Empower Rideshare	Board Advisor
Kathy Cuocolo	Syntax ETF Trust	Director
	Greenbacker Renewable Energy Company LLC	Director and Audit Chair
Stephen Markscheid	Fanhua, Inc.	Director
	JinkoSolar Holding Co., Ltd.	Director
	Zhongjin Technology Services Group Company Limited	Director
	UGE International Limited	Director
	NanoGraf Corporation	Board Advisor
	Intelligent Generation LLC	Board Advisor
	Aerion Capital	Managing Partner
	Four Leaf Acquisition Corporation	Director
	Nulyzer Inc.	Board Advisor
	Hago Energetics, Inc.	Board Advisor

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

Item 11.EXECUTIVE COMPENSATION

Please see “Officer and Director Compensation” under Item 10 of this Annual Report on Form 10-K.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to the voting securities beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 13, 2024.

	NUMBER OF	APPROXIMATE
	SHARES	PERCENTAGE OF
	BENEFICIALLY	OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNED	COMMON STOCK
Bala Padmakumar(2)	1,625,000	16.7%
Vivek Soni	—	—
Daniel Davis	—	—
Leela Gray	25,000	*
Kathy Cuocolo	25,000	*
Stephen Markscheid	25,000	*
All executive officers and directors as a group (six individuals)	1,700,000	17.5%
Other 5% holders
Yakira Capital Management, Inc.(3)	721,800	7.4%
Wolverine Asset Management LLC(4)	579,668	5.9%
Periscope Capital Inc.(5)	500,000	5.1%
ATW SPAC Management LLC(6)	644,000	6.6%
Mizuho Financial Group Inc.(7)	549,984	5.6%
Lighthouse Investment Partners, LLC(8)	638,400	6.5%
Entities affiliated with Glazer Capital, LLC(9)	684,505	7.0%

*Less than 1%

1)	Unless otherwise noted, the business address of each of the following individuals is c/o Monterey Capital Acquisition Corporation, 419 Webster Street, Monterey, CA 93940.
2)	Monterrey Acquisition Sponsor, LLC, the Sponsor, is the record holder of the securities reported herein. Bala Padmakumar is the managing member of our Sponsor. Mr. Padmakumar shares voting and dispositive power over the Founder Shares held by our Sponsor and may be deemed to beneficially own such shares. Bala Padmakumar, Daniel Davis, and Vivek Soni are each members of the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
3)	According to the Schedule 13G/A filed with the SEC on January 26, 2024, the shares reported herein are held by Yakira Partners, L.P., Yakira Enhanced Offshore Fund Ltd., and MAP 136 Segregated Portfolio. The business address of the holders is 1555 Post Road East, Suite 202, Westport, CT 06880.
4)	According to the Schedule 13G filed with the SEC on February 8, 2024, Wolverine Asset Management, LLC (“WAM”) is an investment adviser and has voting and disposition power over the shares held. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. The business address of the holders is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60064.
5)	According to the Schedule 13G filed with the SEC on February 9, 2024, Periscope Capital Inc. (“Periscope”) is the beneficial owner of 257,500 shares of common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 242,500 shares of common stock. The business address of the holders is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
6)	According to the Schedule 13G/A filed with the SEC on February 13, 2024, the shares reported herein are held by (1) one or more private funds managed by ATW SPAC Management LLC, a Delaware limited liability company (the “Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such Shares held by sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company and (2) a private fund managed by an affiliate of the Adviser. Antonio Ruiz-Gimenez and Kerry Propper are managing members of the Adviser and its affiliate. The business address of the record holder is 17 State Street, Suite 2100, New York, NY 10004.
7)	According to the Schedule 13G filed with the SEC on February 13, 2024, the shares reported herein are held by Mizuho Financial Group, Inc. and Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The business address of the record holder is 1-5-5-, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.
8)	According to a Schedule 13G/A filed with the SEC on February 14, 2024, Lighthouse Investment Partners, LLC (“Lighthouse”) serves as the investment manager of MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin”), each a beneficial owner of the shares reported herein. Because Lighthouse may be deemed to control MAP 136, MAP 214, and Shaolin, as applicable, Lighthouse may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the shares reported herein. The business address of the record holder is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410.
9)	According to a Schedule 13G filed with the SEC on February 14, 2024, Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer, who serves as the managing member of Glazer Capital, have shared voting and dispositive power with respect to the shares of common stock held by certain funds and managed accounts to which Glazer Capital serves as an investment manager (collectively, the “Glazer Funds”). The address for the Glazer Funds and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

On May 13, 2022, our Sponsor purchased 3,040,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $3.04 million. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. Commencing on May 10, 2022, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Global Market and will continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the year ended December 31, 2023, the Company incurred $120,000 in administrative support fees, of which $63,600 remains outstanding and is included on the accompanying consolidated balance sheet as “due to Sponsor – related party”. Also included in “due to Sponsor – related party” as of December 31, 2023 is $4,860 of cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5).

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

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post business combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. During the year ended December 31, 2023, the Sponsor loaned the Company $582,457 in the form of Working Capital Loans.

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

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to Adeptus for services rendered for the years ended December 31, 2023 and 2022.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our quarterly reports on Form 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $90,000 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2023 and 2022, we did not incur any costs with Adeptus for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not incur any costs with Adeptus for tax planning and tax advice during the years ended December 31, 2023 and 2022.

All Other Fees. We did not incur any costs with Adeptus for other services during the years ended December 31, 2023 and 2022.

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
2.2

First Amendment to the Agreement and Plan of Merger dated as of October 12, 2023, by and among Monterey Capital Acquisition Corporation, Chronos Merger Sub, Inc. and ConnectM Technology Solutions, Inc.

			Form 8-K (Exhibit 2.1)	10/16/2023	001-41389
3.1	Amended and Restated Certificate of Incorporation of Monterey Capital Acquisition Corporation, filed with the Secretary of State of the State of Delaware on May 10, 2022.		Form 8-K (Exhibit 3.1)	5/16/2022	001-41389
3.2	Bylaws of Monterey Capital Acquisition Corporation		Form S-1 (Exhibit 3.3)	4/22/2022	333-264460
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Monterey Capital Acquisition Corporation		Form 8-K (Exhibit 3.1)	11/8/2023	001-41389
4.1	Specimen Class A Common Stock certificate.		Form S-1 (Exhibit 4.2)	4/22/2022	333-264460
4.2	Specimen Unit Certificate		Form S-1 (Exhibit 4.1)	4/22/2022	333-264460
4.3	Specimen Warrant Certificate		Form S-1 (Exhibit 4.3)	4/22/2022	333-264460
4.4	Specimen Rights Certificate		Form S-1 (Exhibit 4.4)	4/22/2022	333-264460
4.5	Warrant Agreement, dated May 10, 2022, by and between Continental Stock Transfer & Trust Company and Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 4.1)	5/16/2022	001-41389
4.6	Amended and Restated Warrant Agreement, dated June 24, 2022, by and between Continental Stock Transfer & Trust Company and Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 4.1)	6/26/2022	001-41389
4.7	Rights Agreement, dated May 10, 2022, by and between Continental Stock Transfer & Trust Company and Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 4.2)	5/16/2022	001-41389
4.8	Description of Registered Securities.		Form 10-K (Exhibit 4.8)	4/20/2023	001-41389
10.1	Letter Agreement, dated May 10, 2022, by and among Monterey Capital Acquisition Corporation and certain security holders, officers and directors of Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 10.1)	5/16/2022	001-41389
10.2	Investment Management Trust Agreement, dated May 10, 2022, by and between Continental Stock Transfer & Trust Company and Monterey Capital Acquisition Corporation.		Form 8-K (Exhibit 10.2)	5/16/2022	001-41389
10.3	Registration Rights Agreement, dated May 10, 2022, by and among Monterey Capital Acquisition Corporation and certain stockholders.		Form 8-K (Exhibit 10.3)	5/16/2022	001-41389

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.4	Private Placement Warrant Purchase Agreement, dated May 10, 2022, by and between Monterey Capital Acquisition Corporation and Monterrey Acquisition Sponsor, LLC.		Form 8-K (Exhibit 10.4)	5/16/2022	001-41389
10.5	Administrative Services Agreement, dated January 7, 2021, by and between Monterey Capital Acquisition Corporation and Monterrey Acquisition Sponsor, LLC		Form 8-K (Exhibit 10.5)	5/16/2022	001-41389
10.6	Form of Indemnity Agreement of Monterey Capital Acquisition Corporation.		Form S-1 (Exhibit 10.8)	4/22/2022	333-264460
10.7	Securities Subscription Agreement, dated October 6, 2021, between Monterey Capital Acquisition Corporation and Monterrey Acquisition Sponsor, LLC.		Form S-1 (Exhibit 10.6)	4/22/2022	333-264460
10.8	Sponsor Support Agreement, dated December 31, 2022, by and among Monterey Capital Acquisition Corporation, Monterrey Acquisition Sponsor, LLC and ConnectM Technology Solutions, Inc.		Form 8-K (Exhibit 10.1)	1/3/2023	001-41389
10.9

Company Stockholder Support Agreement, dated December 31, 2022, by and between Monterey Capital Acquisition Corporation, ConnectM Technology Solutions, Inc. and certain ConnectM Technology Solutions, Inc. stockholders.

			Form 8-K (Exhibit 10.2)	1/3/2023	001-41389
10.10	Promissory Note, dated August 22, 2023, issued to ConnectM.	X
10.11	Promissory Note, dated October 23, 2023, issued to ConnectM.	X
10.12	Promissory Note, dated November 16, 2023, issued to ConnectM.	X
10.13	Promissory Note, dated December 18, 2023, issued to Monterrey Acquisition Sponsor, LLC.	X
10.14	Promissory Note, dated December 18, 2023, issued to Monterrey Acquisition Sponsor, LLC	X
10.15	Promissory Note, dated December 18, 2023, issued to Monterrey Acquisition Sponsor, LLC.	X
10.16	Promissory Note, dated December 18, 2023, issued to Monterrey Acquisition Sponsor, LLC	X
10.17	Promissory Note, dated December 18, 2023, issued to Monterrey Acquisition Sponsor, LLC.	X
10.18	Promissory Note, dated December 14, 2023, issued to Monterrey Acquisition Sponsor, LLC.	X
10.19	Promissory Note, dated December 14, 2023, issued to Monterrey Acquisition Sponsor, LLC	X
10.20	Promissory Note, dated December 21, 2023, issued to Monterrey Acquisition Sponsor, LLC	X
10.21	Promissory Note, dated December 27, 2023, issued to Monterrey Acquisition Sponsor, LLC	X
10.22	Amendment to the Investment Management Trust Agreement, dated as of November 6, 2023, by and between Monterey Capital Acquisition Corporation and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 10.1)	11/8/2023	001-41389
14.1	Form of Code of Ethics.		Form S-1 (Exhibit 14.1)	4/22/2022	333-264460
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

Monterey Capital Acquisition Corporation

Date: March 13, 2024	By:	/s/ Bala Padmakumar
	Name:	Bala Padmakumar
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Bala Padmakumar	Chief Executive Officer (Principal Executive Officer)	March 13, 2024
Bala Padmakumar

/s/ Daniel Davis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2024
Daniel Davis

/s/ Vivek Soni	Director	March 13, 2024
Vivek Soni

/s/ Leela Gray	Director	March 13, 2024
Leela Gray

/s/ Kathy Cuocolo	Director	March 13, 2024
Kathy Cuocolo

/s/ Stephen Markscheid	Director	March 13, 2024
Stephen Markscheid

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID:3686)	F-2
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	F-4
Consolidated Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Monterey Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monterey Capital Acquisition Corporation (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in common stock subject to possible redemption and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ Adeptus Partners, LLC

PCAOB: 3686

Ocean, New Jersey

March 12, 2024

MONTEREY CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$5,947	$5,938
Prepaid expenses	4,167	6,783
Income taxes receivable	62,192	—
Total current assets	72,306	12,721
Marketable securities held in trust account	78,702,824	94,209,804
Total assets	$78,775,130	$94,222,525

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs	$55,201	$225,201
Accrued expenses	3,115,876	1,425,780
Convertible note – related party	739,457	157,000
Convertible note	445,000	—
Due to Sponsor – related party	68,460	9,960
Deferred credit – term extension fee funded by acquisition target company	2,491,431	—
Income taxes payable	—	240,507
Total current liabilities	6,915,425	2,058,448
Deferred underwriting fees payable	3,680,000	3,680,000
Forward Purchase Agreement liability	18,370,000	2,770,000
Total liabilities	28,965,425	8,508,448

Commitments and Contingencies (Note 8)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,238,125 and 9,200,000 shares subject to possible redemption issued and outstanding as of December 31, 2023 and 2022, respectively	78,733,357	93,768,637

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 138,000 shares not subject to possible redemption (excluding Class A common stock subject to possible redemption) as of December 31, 2023 and 2022	14	14
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,300,000 shares issued and outstanding as of December 31, 2023 and 2022	230	230
Accumulated deficit	(28,923,896)	(8,054,804)
Total stockholders’ deficit	(28,923,652)	(8,054,560)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$78,775,130	$94,222,525

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022
General and administrative expenses	$2,980,863	$2,098,401
Loss from operations	(2,980,863)	(2,098,401)
Other income (expense):
Dividend and interest income	4,551,468	1,289,804
Other income	—	55,466
Loss on change in fair value of Forward Purchase Agreement liability	(15,600,000)	(2,770,000)
Loss before income taxes	(14,029,395)	(3,523,131)
Income tax provision	(913,808)	(240,507)
Net Loss	$(14,943,203)	$(3,763,638)

Weighted average shares outstanding of Class A common stock subject to possible redemption	8,909,750	5,872,877

Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(1.32)	$(0.46)

Weighted average shares outstanding of Class A common stock not subject to redemption	138,000	88,093

Basic and diluted net loss per share, Class A common stock (see Note 2) not subject to redemption	$(1.32)	$(0.46)

Weighted average shares outstanding of Class B common stock	2,300,000	2,191,507

Basic and diluted net loss per share, Class B common stock (see Note 2)	$(1.32)	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2023	9,200,000	$93,768,637	138,000	$14	2,300,000	$230	$—	$(8,054,804)	$(8,054,560)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	3,434,458	—	—	—	—	—	(3,434,458)	(3,434,458)
Accretion to redemption value of Class A Common stock subject to possible redemption due to extension payments	—	2,491,431	—	—	—	—	—	(2,491,431)	(2,491,431)
Redemption of Class A common stock	(1,961,875)	(20,961,169)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(14,943,203)	(14,943,203)
Balance – December 31, 2023	7,238,125	$78,733,357	138,000	$14	2,300,000	$230	$—	$(28,923,896)	$(28,923,652)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	—	$—	—	$—	2,300,000	$230	$24,770	$(19,889)	$5,111
Issuance of Private Placement Warrants	—	—	—	—	—	—	3,040,000	—	3,040,000
Issuance of Class A Common stock, net of issuance costs of $8,139,659	9,200,000	77,893,526	—	—	—	—	—	—	—
Issuance of Public Warrants, net of issuance costs of $152,515	—	—	—	—	—	—	1,460,494	—	1,460,494
Issuance of Rights, net of issuance costs of $406,736	—	—	—	—	—	—	3,894,923	—	3,894,923
Fair value of underwriter’s overallotment options exercised	—	—	—	—	—	—	52,147	—	52,147
Deemed capital contribution by the Sponsor through transfer of Class B shares	—	—	—	—	—	—	2,508,632	—	2,508,632
Issuance of Representative Shares	—	—	138,000	14	—	—	622,868	—	622,882
Accretion to redemption value of Class A Common stock subject to possible redemption	—	15,026,474	—	—	—	—	(11,603,834)	(3,422,640)	(15,026,474)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest earned	—	848,637	—	—	—	—	—	(848,637)	(848,637)
Net loss	—	—	—	—	—	—	—	(3,763,638)	(3,763,638)
Balance – December 31, 2022	9,200,000	$93,768,637	138,000	$14	2,300,000	$230	$—	$(8,054,804)	$(8,054,560)

The accompanying notes are an integral part of these consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the years ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(14,943,203)	$(3,763,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend and interest income	(4,551,468)	(1,289,804)
Loss on change in fair value of Forward Purchase Agreement liability	15,600,000	2,770,000
Changes in current assets and liabilities:
Prepaid expenses	2,616	(6,783)
Accrued expenses	1,690,096	1,416,422
Due to Sponsor – related party	58,500	9,960
Income taxes receivable	(302,699)	240,507
Net cash used in operating activities	(2,446,158)	(623,336)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,491,431)	(92,920,000)
Redemption of investments in Trust Account for franchise and income taxes	1,588,710	—
Redemption of investments in Trust Account in connection with Public Share redemptions	20,961,169	—
Net cash provided by (used in) investing activities	20,058,448	(92,920,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	274,100
Repayment of promissory note- related party	—	(354,100)
Proceeds from issuance of Public Units	—	92,000,000
Proceeds from issuance of Private Warrants	—	3,040,000
Redemptions of Class A common stock shares	(20,961,169)	—
Term extension fees paid by target company	2,491,431	—
Payment of offering costs on Public Units	(170,000)	(1,572,782)
Proceeds from convertible note – related party	582,457	157,000
Proceeds from convertible note	445,000	—
Net cash (used in) provided by financing activities	(17,612,281)	93,544,218

Net change in cash	9	882
Cash – beginning of period	5,938	5,056
Cash – end of period	$5,947	$5,938

Supplemental Disclosure of noncash information:
Accretion to redemption value of Class A Common stock subject to possible redemption	$5,925,889	$15,875,111
Deferred underwriting commissions	$—	$3,680,000
Issuance of Representative Shares for underwriting services	$—	$622,882
Deemed capital contribution by the Sponsor through transfer of Class B shares	$—	$2,508,632

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

On December 31, 2022, MCAC, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MCAC, ConnectM Technology Solutions, Inc., a Delaware corporation (“ConnectM”), and Chronos Merger Sub, Inc., a Delaware corporation incorporated on December 28, 2022 and a wholly owned subsidiary of MCAC (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, a business combination between MCAC and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of MCAC (the “Merger”). See Proposed Merger Combination below.

On October 12, 2023, MCAC, Merger Sub and ConnectM entered into a First Amendment to the Merger Agreement (the “Amendment”). The Amendment extends the date after which either party may terminate the Merger Agreement for convenience (with limited exceptions) from November 13, 2023 to May 13, 2024. The Amendment also provides that, subject to MCAC obtaining the requisite stockholder approval to amend its Amended and Restated Certificate of Incorporation (the “Amended Charter”) and the Investment Management Trust Agreement by and between MCAC and Continental Stock Transfer & Trust Company, dated May 10, 2022 (the “IMTA Amendment”), with such approval received on November 6, 2023 at MCAC’s special meeting of stockholders, MCAC will extend the date by which MCAC has to consummate a business combination by up to six months and ConnectM will pay to MCAC in the Trust Account the funds necessary to effect such extension (not to exceed $414,000 for each monthly extension or $2,484,000 in the aggregate for all six monthly extensions).

On November 6, 2023, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Amended Charter and IMTA Amendment. The Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from November 13, 2023 to May 13, 2024 (the “Additional Extension Period”), by depositing into the Trust Account, for each one-month extension, the lesser of (a) $414,000 and (b) $0.045 for each then-outstanding share of Common Stock (the “Additional Extension Options”).

In connection with the special meeting of stockholders on November 6, 2023, stockholders holding 1,961,875 shares of Class A Common Stock issued in the Initial Public Offering (as defined below) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $20,961,169 (approximately $10.68 per share after removal of interest to pay taxes) was removed from the Trust Account to pay the redeeming stockholders.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering, activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest or if at all. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below. During the years ended December 31, 2023 and 2022, the Company withdrew $1,588,710 and $0, respectively, of dividend and interest income earned in the Trust Account to pay its franchise and income tax obligations.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. On November 6, 2023, the Company’s Charter was amended to eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation”). The amendment will allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation.

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

On August 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional three months from August 13, 2023 to November 13, 2023 (the “Second Extension Period”), pursuant to the deposit of $920,000 to the Trust Account by ConnectM (the “Second Extension Payment”). The Second Extension Payment represents the second and final of two three-

month extensions permitted under the Company’s governing documents. The Company recognized a deferred credit in the amount of $920,000 in connection with the Second Extension Payment.

On November 9, 2023, in connection with the MCAC stockholders’ approval of the Amended Charter and IMTA Amendment, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from November 13, 2023 to December 13, 2023 (the “First Additional Extension Period”) pursuant to the Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account (the “First Additional Extension Payment”).

On December 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from December 13, 2023 to January 13, 2023 (the “Second Additional Extension Period”) pursuant to the Additional Extension Options, by ConnectM’s deposit of approximately $325,716 into the Trust Account (the “Second Additional Extension Period”).

On January 8, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from January 13, 2024 to February 13, 2024 (the “Third Additional Extension Period”) pursuant to the Additional Extension Options, by ConnectM’s deposit of approximately $325,716 into the Trust Account (the “Third Additional Extension Period”).

On February 9, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from February 13, 2024 to March 13, 2024 (the “Fourth Additional Extension Period”) pursuant to the Additional Extension Options, by ConnectM’s deposit of approximately $325,716 into the Trust Account (the “Fourth Additional Extension Period”).

On March 11, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from March 13, 2024 to April 13, 2024 (the “Fifth Additional Extension Period”) pursuant to the Additional Extension Options, by ConnectM’s deposit of approximately $325,716 into the Trust Account (the “Fifth Additional Extension Period”).

If the Company is unable to complete its initial business combination within the Fifth Additional Extension Period, absent an additional extension under the Additional Extension Options, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors of MCAC, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company cannot assure you that it will have funds sufficient to pay or provide for all creditors’ claims.

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

Company Stockholder Support Agreement

In connection with the execution of the Merger Agreement, MCAC entered into a stockholder support agreement with ConnectM and the Company stockholders, pursuant to which the Company stockholders agreed to vote all shares of ConnectM Stock beneficially owned by them in favor of the Merger.

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

Forward Purchase Agreement

In connection with the execution of the Merger Agreement, MCAC and Meteora Special Opportunity Fund (“Meteora”), entered into the Forward Purchase Agreement for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Meteora intends to purchase in the open market through a broker shares of Class A Common Stock, after the date of the Forward Purchase Agreement from holders of our Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of our Class A Common Stock pursuant to the redemption rights set forth in our charter, in connection with the execution of the Merger Agreement, up to a maximum of 6,600,000 shares of our Class A Common Stock at a price equal to the estimated redemption price of approximately $10.88 per share of our Class A Common Stock (based on the amount of $78,702,824 held in the Trust Account as of December 31, 2023, plus $30,533 estimated income taxes to be paid into the Trust Account upon receipt of income tax refund from the Internal Revenue Service) to be paid to investors who elect to redeem their shares at MCAC’s redemption deadline (the “Initial Price”); provided that Meteora may not beneficially own greater than 9.9% of the issued and outstanding shares on a post-merger pro forma basis. Meteora has agreed to waive any redemption rights with respect to any shares of our Class A Common

Stock in connection with the Merger. Such waiver may reduce the number of shares of our Class A Common Stock redeemed in connection with the Merger, which reduction could alter the perception of the potential strength of the Merger. The number of shares of our Class A Common Stock purchased by Meteora, not including the Share Consideration Shares (as defined below), shall be referred to as the “Recycled Shares.”

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

A break-up fee equal to (i) all of Meteora’s reasonable and documented fees and expenses relating to the Forward Purchase Agreement capped at $75,000 plus (ii) $500,000, shall be payable by the Combined Company to Meteora in the event the Forward Purchase Agreement is terminated by MCAC. In the event that the Merger Agreement is terminated pursuant to its terms prior to the closing of the Business Combination, no break-up fee will be due to Meteora from MCAC or ConnectM.

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

Going Concern Consideration

As of December 31, 2023, the Company had $5,947 in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. The Company may withdraw interest income earned in the Trust Account to pay income and franchise taxes. During the years ended December 31, 2023 and 2022, $1,588,710 and $0, respectively, of dividend and interest income was withdrawn from the trust account for payment of franchise and income taxes. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of December 31, 2023, the Company had $739,457 outstanding Working Capital Loans in the form of a convertible note (Note 5) from the Sponsor. Further, during the year ended December 31, 2023, the Company received $445,000 in loans from ConnectM in the same form as the Working Capital Loans (see Note 6). The proceeds held outside of the Trust Account subsequent to the closing of the IPO may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the consolidated financial statements, assuming that a Business Combination is not consummated during that time. The Company is required to complete a Business Combination within 24 months of the IPO date, subject to the exercise of the Additional Extension Options. On May 9, 2023, the Company exercised the Extension Option through the First Extension Payment made by ConnectM into the Trust Account. On August 11, 2023, the Company further extended the period of time available to consummate its Business Combination to November 13, 2023, pursuant to the Second Extension Payment made by ConnectM into the Trust Account. The Second Extension Payment represented the second and final of two three-month extensions permitted under the Company’s governing documents. On November 6, 2023, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Amended Charter and IMTA Amendment. The Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from November 13, 2023 to May 13, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $414,000 and (b) $0.045 for each then-outstanding share of Common Stock after giving effect to the redemption of shares of Common Stock. On November 9, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from November 13, 2023 to December 13, 2023 pursuant to the Additional Extension

Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On December 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from December 13, 2023 to January 13, 2023 pursuant to the Additional Extension Options, by ConnectM’s deposit of approximately $325,716 into the Trust Account. On January 8, 2024, the Company further extended the deadline for the consummation of an initial business combination for one additional month from January 13, 2024 to February 13, 2024 pursuant to the deposit of approximately $325,715 into the Trust Account by ConnectM. On February 9, 2024, the Company further extended the deadline for the consummation of an initial business combination for one additional month from February 13, 2024 to March 13, 2024 pursuant to the deposit of approximately $325,715 into the Trust Account by ConnectM. On March 11, 2024 the Company further extended the deadline for the consummation of an initial business combination for one additional month from March 13, 2024 to April 13, 2024 pursuant to the deposit of approximately $325,715 into the Trust Account by ConnectM. If the Company is unable to complete an initial Business Combination before the deadline, currently May 13, 2024, the Company will cease all operations and dissolve. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board’s (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the factors discussed above raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, no later than 10 business days after May 13, 2024. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination with ConnectM or another target company may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and the Israel-Hamas war, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine and Israel and Hamas, the U.S. and other countries have imposed sanctions or other restrictive actions which could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 6, 2023, the Company’s stockholders redeemed 1,961,875 Class A common shares for a total of $20,961,169. The Company evaluated the probability that the excise tax may be due on the Trust Account redemptions and determined that a contingent liability should be calculated and recorded. As of December 31, 2023, the Company recorded $209,612 of excise tax liability calculated as 1% of shares redeemed, included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2023.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Business Combination Costs

Costs incurred in relation to a potential business combination may include legal, accounting and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $1.2 million and $0.6 million, respectively, of Business Combination costs for the years ended December 31, 2023 and 2022.

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

The Company’s Public Warrants (see Note 3) and Private Warrants (see Note 4) could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for all periods presented.

A reconciliation of net loss per share is as follows for the year ended December 31, 2023:

	Class A
	subject to
	possible
	redemption	Class A	Class B	Totals
Allocation of undistributable losses	(11,732,741)	(181,724)	(3,028,738)	(14,943,203)
Net loss to common stock	$(11,732,741)	$(181,724)	$(3,028,738)	$(14,943,203)

Weighted average shares outstanding, basic and diluted	8,909,750	138,000	2,300,000

Basic and diluted net loss per share	$(1.32)	$(1.32)	$(1.32)

A reconciliation of net loss per share is as follows for the year ended December 31, 2022:

	Class A
	subject to
	possible
	redemption	Class A	Class B	Totals
Allocation of undistributable losses	(2,711,247)	(40,669)	(1,011,722)	(3,763,638)
Net loss to common stock	$(2,711,247)	$(40,669)	$(1,011,722)	$(3,763,638)

Weighted average shares outstanding, basic and diluted	5,872,877	88,093	2,191,507

Basic and diluted net loss per share	$(0.46)	$(0.46)	$(0.46)

Marketable Securities Held in Trust Account

At December 31, 2023 and 2022, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying consolidated statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

During the years ended December 31, 2023 and 2022, the Company withdrew $1,588,710 and $0, respectively, of dividend and interest income from the Trust Account for payment of franchise and income tax obligations.

Other Income

During the year ended December 31, 2022 the Company received a $55,466 unconditional and non-refundable reimbursement for certain general and administrative expenses incurred by the Company, from a potential target. This amount was recorded as other income in the accompanying consolidated statement of operations for the year ended December 31, 2022.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold as part of the Initial Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The redemption values as of December 31, 2023 and 2022, include $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the trust account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2023 and 2022 is as follows:

Gross proceeds from sale of Public Units	$92,000,000
Less: Proceeds allocated to Public Warrants (Note 3)	(1,613,009)
Less: Proceeds allocated to Rights (Note 3)	(4,301,659)
Less: Proceeds allocated to underwriter’s overallotment option (Note 7)	(52,147)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(8,139,659)
Accretion to redemption value of Class A common stock subject to possible redemption	15,026,474
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	848,637
Class A common stock subject to possible redemption as of December 31, 2022	$93,768,637
Accretion to redemption value of Class A common stock subject to possible redemption due to extension payments	2,491,431
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	3,434,458
Less: Redemption of Class A common stock	(20,961,169)
Class A common stock subject to possible redemption as of December 31, 2023	$78,733,357

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $18,370,000 and $2,770,000 at December 31, 2023 and 2022, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Forward Purchase Agreement liability resulted in the recognition of a $15,600,000 and $2,770,000 loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The Forward Purchase Agreement liability was valued as of December 31, 2023 and 2022 using the Black-Scholes Option Pricing Model, assuming that Meteora will purchase the maximum number of shares of 6,600,000 at the business combination date, Meteora will receive $12.88 and $12.20 per share, respectively, upon the put option exercise and hold the shares until the end of its estimated contractual maturity period of 3.25 years. The fair value of the resulting put option at December 31, 2023 and 2022, was adjusted for 80% and 12% probability of the completion of a business combination, respectively. Additionally, the valuation utilized a 41.7% and 43.2% volatility rate as of December 31, 2023 and 2022, respectively, and a 4.0% and 4.2% discount rate as of December 31, 2023 and 2022, respectively. As such, the Forward Purchase Agreement liability is considered to be a recurring Level 3 fair value measurement.

During the year ended December 31, 2022, the Company issued an overallotment option to the underwriter (see Note 8), the fair value of which was measured using the Black Scholes Option Pricing Model with significant unobservable inputs. The overallotment option was fully exercised on the IPO date. The fair value was based on the share price of the underlying shares and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Therefore, the overallotment liability is considered to be a Level 3 financial instrument. The fair value of the overallotment liability at the IPO date of $52,147 was determined using the Black Scholes option pricing model based on the following assumptions:

Risk-free interest rate	0.73%
Dividend rate	0.00%
Volatility	5.00%
Expected life (in years)	0.12

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the year ended December 31, 2023.

Forward
Purchase
Agreement
Liability
Balance at January 1, 2023	$2,770,000
Change in fair value of Forward Purchase Agreement Liability	15,600,000
Balance at December 31, 2023	$18,370,000

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the year ended December 31, 2022

		Forward
		Purchase
	Overallotment	Agreement
	Liability	Liability
Balance at January 1, 2022	$—	$—
Issuance of overallotment option	52,147	—
Exercise of overallotment option	(52,147)	—
Change in fair value of Forward Purchase Agreement Liability	—	2,770,000
Balance at December 31, 2022	$—	$2,770,000

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non - interest bearing and payable on the earlier of June 24, 2022 or the consummation of the Initial Public Offering. The Note totaled $0 as of December 31, 2023 and 2022, respectively. The Note balance of $354,100 as of the IPO date was repaid on May 16, 2022 from the proceeds of the Initial Public Offering not placed in the Trust Account.

Working Capital Loan

The Working Capital Loans (Note 5) are issued in the form of convertible notes. The embedded feature to convert the Working Capital Loans into Private Warrants at a price of $1.00 per warrant (the “Embedded Feature”) does not meet the definition of a derivative under ASC 815 and is not required to be accounted for separately, as it is eligible for the scope exception under ASC 815-10-15-74(a) related to contracts indexed to the Company’s own stock.

Due to Sponsor – related party

The Due to Sponsor – related party balance as of December 31, 2023 totaled $68,460, of which $63,600 represents unpaid monthly administrative fees and $4,860 represents cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5). These funds will be remitted to the Sponsor in the normal course of business.

The Due to Sponsor balance as of December 31, 2022 of $9,960 includes $5,100 in unpaid monthly administrative fees and $4,860 in cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5).

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2023 and 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

The Company does not expect any recently issued standards to have a material impact on the Company’s consolidated financial statements.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founders Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor and are included in Due to Sponsor – related party on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.

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

During the years ended December 31, 2023 and 2022, the Sponsor loaned the Company $582,457 and $157,000 in Working Capital Loans, respectively. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of

$1.00 per warrant. As of December 31, 2023 and 2022, the Company had $739,457 and $157,000, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying consolidated balance sheets.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 and $75,000 under the agreement during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, $63,600 and $5,100, respectively, was due under the administrative support agreement, included in Due to Sponsor - related party (see Note 2) on the consolidated balance sheet.

NOTE 6 — CONVERTIBLE NOTE

During the years ended December 31, 2023 and 2022, the Company received $445,000 and $0, respectively, from ConnectM in the form of convertible notes, with terms identical to those of the Working Capital Loans (Note 5) from the Sponsor. As of December 31, 2023, $445,000 was due to ConnectM, included in convertible note on the consolidated balance sheet.

NOTE 7 — INCOME TAXES

The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. During the years ended December 31, 2023 and 2022, $913,808 and $240,507, respectively, of income tax expense was recorded in accompanying consolidated statements of operations. The reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and 2022 is as follows:

	For the year ended December 31,
	2023	2022
Statutory Federal Tax	21%	21%
Business combination costs	(1.8)	—
Loss on Forward Purchase Agreement liability	(23.3)	(16.5)
Change in valuation allowance	(2.4)	(11.3)
Effective Tax Rate	(6.5)%	(6.8)%

The income tax provision consisted of the following for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Federal
Current	$913,808	$240,507
Deferred	(336,127)	(398,526)
Change in valuation allowance	336,127	398,526
Income tax provision	$913,808	$240,507

The Company’s net deferred tax assets consist of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax asset
Net operating loss carryforward	$—	$—
Startup/Organization expenses	738,831	402,703
Total deferred tax assets	738,831	402,703
Valuation allowance	(738,831)	(402,703)
Deferred tax asset, net of allowance	$—	$—

As of December 31, 2023 and 2022, the Company has U.S. federal net operating loss carryovers of $0.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (as defined below) (including securities contained therein) issued in connection with the Initial Public Offering and Private Placement warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans (see Note 5), and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Public Warrants (and underlying Class A common stock) that may be issued upon conversion of the Working Capital Loans and Class A common stock issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement to be signed at the effective date of the Initial Public Offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion of the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities.

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

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors of MCAC. As of December 31, 2023 and 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 7,376,125 and 9,338,000, respectively, shares of Class A common stock issued and outstanding. Of the total Class A common stock shares issued and outstanding, 7,238,125 and 9,200,000 shares are included in temporary equity as of December 31, 2023 and 2022, respectively, in accordance with the Company’s accounting policy described in Note 2.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor on October 6, 2021. On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares. As of December 31, 2023 and 2022, there were 2,300,000 shares of Class B common stock issued and outstanding.

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

Warrants — As of December 31, 2023 and 2022, 9,200,000 Public Warrants and 3,040,000 Private Placement Warrants (the “Warrants”) were outstanding. The Public and Private Placement Warrants were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

Rights —  As of December 31, 2023 and 2022, 9,200,000 Rights were outstanding. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

NOTE 10 — STOCK-BASED COMPENSATION

In October 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors of MCAC. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for any periods through December 31, 2023.

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

Total unrecognized compensation expense related to unvested Founder Shares at December 31, 2023 and 2022 amounted to approximately $65,000 and is expected to be recognized upon the Triggering Event.

NOTE 11 — SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require adjustment or disclosure in the consolidated financial statements, other than what has already been disclosed in the notes above.