Form 10-Q
period 2024-03-31
Monterey Capital Acquisition Corp
filed 2024-05-14
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, 7,147,247 Class A common stock, par value $0.0001 per share, and 2,300,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MONTEREY CAPITAL ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$3,696	$5,947
Prepaid expenses	1,667	4,167
Income taxes receivable	—	62,192
Total current assets	5,363	72,306
Marketable securities held in Trust Account	80,714,142	78,702,824
Total assets	$80,719,505	$78,775,130

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs	$55,201	$55,201
Accrued expenses	3,561,897	3,115,876
Convertible notes – related party	1,119,457	739,457
Convertible notes	445,000	445,000
Due to Sponsor - related party	98,460	68,460
Deferred credit – term extension fee funded by acquisition target company	3,468,578	2,491,431
Income taxes payable	162,491	—
Total current liabilities	8,911,084	6,915,425
Deferred underwriting fees payable	3,680,000	3,680,000
Forward Purchase Agreement liability	27,950,000	18,370,000
Total liabilities	40,541,084	28,965,425

Commitments and Contingencies (Note 8)
Common Stock Subject to Possible Redemption
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,238,125 shares subject to possible redemption issued and outstanding as of March 31, 2024 and December 31, 2023	80,469,992	78,733,357

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 138,000 shares not subject to possible redemption (excluding Class A common stock subject to possible redemption) as of March 31, 2024 and December 31, 2023	14	14
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,300,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	230	230
Accumulated deficit	(40,291,815)	(28,923,896)

Total stockholders’ deficit	(40,291,571)	(28,923,652)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$80,719,505	$78,775,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2024	2023
General and administrative expenses	$860,772	$809,927
Loss from operations	(860,772)	(809,927)
Other income (expense):
Dividend and interest income	1,034,171	998,900
Loss on change in fair value of Forward Purchase Agreement liability	(9,580,000)	(560,000)
Loss before income taxes	(9,406,601)	(371,027)
Income tax provision	(224,683)	(214,510)
Net Loss	$(9,631,284)	$(585,537)

Weighted average shares outstanding of Class A common stock subject to possible redemption	7,238,125	9,200,000

Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(1.00)	$(0.05)

Weighted average shares outstanding of Class A common stock not subject to redemption	138,000	138,000

Basic and diluted net loss per share, Class A common stock (see Note 2) not subject to redemption	$(1.00)	$(0.05)

Weighted average shares outstanding of Class B common stock	2,300,000	2,300,000

Basic and diluted net loss per share, Class B common stock (see Note 2)	$(1.00)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO
POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	7,238,125	$78,733,357	138,000	$14	2,300,000	$230	$—	$(28,923,896)	$(28,923,652)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	759,488	—	—	—	—	—	(759,488)	(759,488)
Accretion to redemption value of Class A Common stock subject to possible redemption due to extension payments	—	977,147	—	—	—	—	—	(977,147)	(977,147)
Net loss	—	—	—	—	—	—	—	(9,631,284)	(9,631,284)
Balance – March 31, 2024	7,238,125	$80,469,992	138,000	$14	2,300,000	$230	$—	$(40,291,815)	$(40,291,571)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	9,200,000	$93,768,637	138,000	$14	2,300,000	$230	$—	$(8,054,804)	$(8,054,560)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	731,188	—	—	—	—	—	(731,188)	(731,188)
Net loss	—	—	—	—	—	—	—	(585,537)	(585,537)
Balance – March 31, 2023	9,200,000	$94,499,825	138,000	$14	2,300,000	$230	$—	$(9,371,528)	$(9,371,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTEREY CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(9,631,284)	$(585,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend and interest income	(1,034,171)	(998,900)
Loss on change in fair value of Forward Purchase Agreement liability	9,580,000	560,000
Changes in current assets and liabilities:
Prepaid expenses	2,500	5,629
Accrued expenses	446,021	452,212
Due to Sponsor – related party	30,000	10,000
Income taxes payable	224,683	214,510
Net cash used in operating activities	(382,251)	(342,086)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(977,147)	—
Redemption of investments in Trust Account for franchise and income taxes	—	200,000
Net cash provided by (used in) investing activities	(977,147)	200,000

Cash Flows from Financing Activities:
Term extension fees paid by target company	977,147	—
Payment of offering costs on Public Units	—	(100,000)
Proceeds from convertible notes – related party	380,000	243,000
Net cash provided by financing activities	1,357,147	143,000

Net change in cash	(2,251)	914
Cash – beginning of period	5,947	5,938
Cash - end of period	$3,696	$6,852

Supplemental Disclosure of noncash information:
Accretion to redemption value of Class A Common stock subject to possible redemption	$1,736,635	$731,188

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

On December 31, 2022, MCAC, entered into an Agreement and Plan of Merger (the “Merger Agreement”), as amended, by and among MCAC, ConnectM Technology Solutions, Inc., a Delaware corporation (“ConnectM”), and Chronos Merger Sub, Inc., a Delaware corporation incorporated on December 28, 2022 and a wholly owned subsidiary of MCAC (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, a business combination between MCAC and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of MCAC (the “Merger”).

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

On November 6, 2023, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Amended Charter and IMTA Amendment. The Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from November 13, 2023 to May 13, 2024 (the “Initial Additional Extension Period”), by depositing into the Trust Account, for each one-month extension, the lesser of (a) $414,000 and (b) $0.045 for each then-outstanding share of Common Stock (the “Initial Additional Extension Options”).

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

On April 12, 2024, the Company entered into a second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment extends the outside date after which either party may terminate the Merger Agreement for convenience (with limited exceptions) from May 13, 2024 to November 13, 2024. The Second Amendment also provides that, subject to the Company obtaining the requisite stockholder approval to amend its Amended and Restated Certificate of Incorporation (the “Second Amended Charter”) and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated May 10, 2022, as amended on November 6, 2023 (the “Second IMTA Amendment”), the Company will extend the date by which the Company has to consummate a business combination by up to six months and ConnectM will pay to the Company or its Trust Account the funds necessary to effect such extension (not to exceed $325,715 for each monthly extension or $1,954,290 in the aggregate for all six monthly extensions).

On May 7, 2024, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Second Amended Charter and the Second IMTA Amendment. The Second Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from May 13, 2024 to November 13, 2024 (the “Additional Extension Period Two”), by depositing into the Trust Account, for each one-month extension, the lesser of (a) $325,715 and (b) $0.045 for each then-outstanding share of Common Stock (the “Additional Extension Options Two”).

In connection with the special meeting of stockholders on May 7, 2024, stockholders holding 228,878 shares of Class A Common Stock issued in the Initial Public Offering (as defined below) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2,567,092 (approximately $11.22 per share after removal of interest to pay taxes) was removed from the Trust Account to pay the redeeming stockholders.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the Initial Public Offering, activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest or if at all. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

The Company selected December 31 as its fiscal year end. The Company’s sponsor is Monterrey Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

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

At the IPO date, the Sponsor sold to the group of ten qualified institutional buyers and institutional accredited investors, which are not affiliated with the Company (the “Anchor Investors”), a total of 600,000 of Founder Shares (“Transferred Founder Shares”) at their original purchase price of approximately $0.009, as compensation for their commitment to purchase the Units sold in the IPO. Overall, the Anchor Investors purchased 9,108,000 Units in the Initial Public Offering at the offering price of $10.00 under separate investment agreements. The excess of the fair value of the Transferred Founder Shares above the purchase price totaling $2,508,632 as of the IPO date was determined to be a contribution from the Sponsor for offering costs in accordance with Staff Accounting Bulletin Topic 5T. These offering costs were allocated to the Units and charged to stockholders’ deficit upon the completion of the IPO.

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

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below. During the three months ended March 31, 2024 and 2023, the Company withdrew $0 and $200,000, respectively, of dividend and interest income earned in the Trust Account to pay its franchise and income tax obligations.

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

The Company will proceed with a Business Combination if the Company does not have net tangible assets of at least $5,000,001 upon such consummation of a Business Combination (the “Redemption Limitation”) and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. On November 6, 2023, the Company’s Charter was amended to eliminate the Redemption Limitation. The amendment will allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation.

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

On November 9, 2023, in connection with the MCAC stockholders’ approval of the Amended Charter and IMTA Amendment, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from November 13, 2023 to December 13, 2023 (the “First Additional Extension Period”) pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account (the “First Additional Extension Payment”).

On December 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from December 13, 2023 to January 13, 2024 (the “Second Additional Extension Period”) pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account.

On January 8, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from January 13, 2024 to February 13, 2024 (the “Third Additional Extension Period”) pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account.

On February 9, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from February 13, 2024 to March 13, 2024 (the “Fourth Additional Extension Period”) pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account.

On March 11, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from March 13, 2024 to April 13, 2024 (the “Fifth Additional Extension Period”) pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account.

On April 11, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from April 13, 2024 to May 13, 2024 (the “Sixth Additional Extension Period”) pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account.

On May 10, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from May 13, 2024 to June 13, 2024 (the “First Additional Extension Period Two”) pursuant to the Additional Extension Options Two, by ConnectM’s deposit of approximately $315,416 into the Trust Account.

If the Company is unable to complete its initial business combination within the Additional Extension Options Two, absent any amendments of the IMTA Agreement and the Amended and Restated Certificate of Incorporation, which requires requisite stockholder approval, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors of MCAC, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company cannot assure you that it will have funds sufficient to pay or provide for all creditors’ claims.

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

Proposed Business Combination

On December 31, 2022, MCAC, entered into an Agreement and Plan of Merger, as amended by the Amendment and Second Amendment, by and among MCAC, ConnectM Technology Solutions, Inc., a Delaware corporation, and Chronos Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MCAC. Pursuant to the terms and conditions of the Merger Agreement, as amended by the Amendment and Second Amendment, a business combination between MCAC and ConnectM will be effected through the merger of Merger Sub with and into ConnectM, with ConnectM surviving the merger as a wholly owned subsidiary of MCAC.

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

The Merger Agreement, as amended by the Amendment and the Second Amendment, may be terminated prior to the time at which the Merger becomes effective as follows: (i) by mutual written consent of MCAC and ConnectM, (ii) by either MCAC or ConnectM if the Merger is not consummated on or before November 13, 2024 (the “Outside Date”), provided that the failure to consummate the Merger by the Outside Date is not due to a material breach by the party seeking to terminate and which such breach is the proximate cause for the conditions to close not being satisfied, (iii) by either MCAC or ConnectM if the other party has breached any of its covenants or representations and warranties such that closing conditions would not be satisfied at the consummation of the business combination (subject to a 30-day cure period for breaches that are curable), provided that such right to terminate will not be available to either party if it has breached in any material respect its obligations set forth in the Merger Agreement in any manner that will have proximately contributed to the occurrence of the failure of a condition to the consummation of the Merger, (iv) by either MCAC or ConnectM if a governmental entity shall have issued a law or final, non-appealable governmental order, rule or regulation permanently restraining, enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement in a manner that has proximately contributed to the governmental action, (v) by either MCAC or ConnectM if MCAC stockholder approval shall not have been obtained by reason of the failure to obtain the required vote upon a vote held at the special meeting or any adjournment thereof, (vi) by written notice from MCAC to ConnectM if the Company stockholders do not approve the merger agreement within two days following the date of the Merger Agreement, or (vii) by written notice from ConnectM to MCAC if the board of directors of MCAC shall have publicly withdrawn, modified, withheld or changed its recommendation to vote in favor of the Merger and other proposals, if such notice is given by ConnectM within 15 business days after such action (or inaction) the board of directors of MCAC.

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

Forward Purchase Agreement

In connection with the execution of the Merger Agreement, MCAC and Meteora Special Opportunity Fund ("Meteora"), entered into the Forward Purchase Agreement for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Meteora intends to purchase in the open market through a broker shares of Class A Common Stock, after the date of the Forward Purchase Agreement from holders of our Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of our Class A Common Stock pursuant to the redemption rights set forth in our charter, in connection with the execution of the Merger Agreement, up to a maximum of 6,600,000 shares of our Class A Common Stock at a price equal to the estimated redemption price of approximately $11.12 per share of our Class A Common Stock (based on the amount of $80,714,142 held in the Trust Account as of March 31, 2024, less $244,150 of estimated income and franchise taxes to be paid using the interest and dividend income earned in the Trust Account) to be paid to investors who elect to redeem their shares at MCAC’s redemption deadline (the “Initial Price”); provided that Meteora may not beneficially own greater than 9.9% of the issued and outstanding shares on a post-merger pro forma basis. Meteora has agreed to waive any redemption rights with respect to any shares of our Class A Common Stock in connection with the Merger. Such waiver may reduce the number of shares of our Class A Common Stock redeemed in connection with the Merger, which reduction could alter the perception of the potential strength of the Merger. The number of shares of our Class A Common Stock purchased by Meteora, not including the Share Consideration Shares (as defined below), shall be referred to as the “Recycled Shares.”

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

Going Concern Consideration

As of March 31, 2024, the Company had $3,696 in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. Through March 31, 2024, $1,588,710 of dividend and interest income has been withdrawn from the Trust Account for payment of franchise and income taxes. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of March 31, 2024, the Company had $1,119,457 outstanding Working Capital Loans in the form of convertible notes (Note 5) from the Sponsor.

The proceeds held outside of the Trust Account subsequent to the closing of the IPO may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. The Company is required to complete a Business Combination within 30 months of the IPO date, subject to the exercise of the Additional Extension Options Two. On May 9, 2023, the Company exercised the Extension Option through the First Extension Payment made by ConnectM into the Trust Account. On August 11, 2023, the Company further extended the period of time available to consummate its Business Combination to November 13, 2023, pursuant to the Second Extension Payment made by ConnectM into the Trust Account. The Second Extension Payment represented the second and final of two three-month extensions permitted under the Company’s governing documents. On November 6, 2023, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Amended Charter and IMTA Amendment. The Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from November 13, 2023 to May 13, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $414,000 and (b) $0.045 for each then-outstanding share of Common Stock after giving effect to the redemption of shares of Common Stock. On November 9, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from November 13, 2023 to December 13, 2023 pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On December 11, 2023, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from December 13, 2023 to January 13, 2024 pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On January 8, 2024, the Company further extended the deadline for the consummation of an initial business combination for one additional month from January 13, 2024 to February 13, 2024 pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On February 9, 2024, the Company further extended the deadline for the consummation of an initial business combination for one additional month from February 13, 2024 to March 13, 2024 pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On March 11, 2024 the Company further extended the deadline for the consummation of an initial business combination for one additional month from March 13, 2024 to April 13, 2024 pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On April 11, 2024, the Company further extended the deadline for the consummation of an initial business combination for one additional month from April 13, 2024 to May 13, 2024 pursuant to the Initial Additional Extension Options, by ConnectM’s deposit of approximately $325,715 into the Trust Account. On May 10, 2024, the Company further extended the deadline for the consummation of an initial business combination for one additional month from May 13, 2024 to June 13, 2024 pursuant to the Additional Extension Options Two (as defined herein), by ConnectM’s deposit of approximately $315,416 into the Trust Account.

If the Company is unable to complete an initial Business Combination before the deadline, currently November 13, 2024, subject to the monthly deposits into the Trust Account in accordance with the Additional Extension Options Two, the Company will cease all operations and dissolve. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If an initial business combination is not consummated by November 13, 2024 and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming an initial business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 10, 2024, the Company received a letter (the “Notice”) from the Nasdaq Listing Qualifications department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on the Nasdaq Global Market. Under the Rule, the Company is required to maintain at least 400 total holders (the “Total Holder Requirement”). The Notice indicates that the Company has 45 calendar days (the “Deadline”) to submit a plan (the “Compliance Plan”) to regain compliance with the Rule. If Nasdaq accepts the Compliance Plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Compliance Plan, the Company may appeal the decision to a Nasdaq hearings panel. There can be no assurance that the Company will ultimately be able to regain or maintain compliance with the Rule.

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

On November 6, 2023, the Company’s stockholders redeemed 1,961,875 Class A common shares for a total of $20,961,169. The Company evaluated the probability that the excise tax may be due on the Trust Account redemptions and determined that a contingent liability should be calculated and recorded. At the redemption date, the Company recorded $209,612 of excise tax liability calculated as 1% of shares redeemed, included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s 10-K as filed with the SEC on March 13, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Business Combination Costs

Costs incurred in relation to a potential business combination may include legal, accounting and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $0.6 million and $0.4 million, respectively, of Business Combination costs for the three months ended March 31, 2024 and 2023, respectively.

Net Loss per share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net loss per share is computed by dividing net loss by the weighted average number of Common Stock outstanding during the period.

The Company’s unaudited condensed statements of operations include a presentation of net loss per share subject to possible redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Common Stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A Common Stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share.

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

A reconciliation of net loss per share is as follows for the three months ended March 31, 2024:

	Class A
	subject to
	possible
	redemption	Class A	Class B	Totals
Allocation of undistributable losses	(7,204,583)	(137,360)	(2,289,341)	(9,631,284)
Net loss to common stock	$(7,204,583)	$(137,360)	$(2,289,341)	$(9,631,284)

Weighted average shares outstanding, basic and diluted	7,238,125	138,000	2,300,000	—

Basic and diluted net loss per share	$(1.00)	$(1.00)	$(1.00)	—

A reconciliation of net loss per share is as follows for the three months ended March 31, 2023:

	Class A
	subject to
	possible
	redemption	Class A	Class B	Totals
Allocation of undistributable losses	(462,875)	(6,943)	(115,719)	(585,537)
Net loss to common stock	$(462,875)	$(6,943)	$(115,719)	$(585,537)

Weighted average shares outstanding, basic and diluted	9,200,000	138,000	2,300,000	—

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.05)	—

Marketable Securities Held in Trust Account

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Cash and securities held in the Trust Account are comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation ("SIPC"), comprised of $250,000 coverage for cash and $250,000 for securities. The Company has not experienced losses on these accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold as part of the Initial Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets. The redemption values as of March 31, 2024, includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the trust account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of March 31, 2024 and December 31, 2023 is as follows:

Gross proceeds from sale of Public Units	$92,000,000
Less: Proceeds allocated to Public Warrants (Note 3)	(1,613,009)
Less: Proceeds allocated to Rights (Note 3)	(4,301,659)
Less: Proceeds allocated to underwriter’s overallotment option (Note 7)	(52,147)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(8,139,659)
Accretion to redemption value of Class A common stock subject to possible redemption	15,026,474
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	848,637
Class A common stock subject to possible redemption as of December 31, 2022	$93,768,637
Accretion to redemption value of Class A common stock subject to possible redemption due to extension payments	2,491,431
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	3,434,458
Less: Redemption of Class A common stock	(20,961,169)
Class A common stock subject to possible redemption as of December 31, 2023	$78,733,357
Accretion to redemption value of Class A common stock subject to possible redemption due to extension payments	977,147
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	759,488
Class A common stock subject to possible redemption as of March 31, 2024	$80,469,992

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $27,950,000 and $18,370,000 at March 31, 2024 and December 31, 2023, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Forward Purchase Agreement liability resulted in the recognition of a $9,580,000 and $560,000 loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s unaudited condensed statements of operations for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The Forward Purchase Agreement liability was valued as of March 31, 2024 and December 31, 2023 using the Black - Scholes Option Pricing Model, assuming that Meteora will purchase the maximum number of shares of 6,600,000 at the business combination date, Meteora will receive $13.12 and $12.88 per share, respectively, upon the put option exercise and hold the shares until the end of its estimated contractual maturity period of 3.12 years and 3.25 years, respectively. The fair value of the resulting put option at March 31, 2024 and December 31, 2023, was adjusted for 90% and 80% probability of the completion of a business combination, respectively. Additionally, the valuation utilized a 59.7% and 41.7% volatility rate as of March 31, 2024 and December 31, 2023, respectively, and a 4.4% and 4.0% discount rate as of March 31, 2024 and December 31, 2023, respectively. As such, the Forward Purchase Agreement liability is considered to be a recurring Level 3 fair value measurement.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2024.

Forward
Purchase
Agreement
Liability
Balance at January 1, 2024	$18,370,000
Change in fair value of Forward Purchase Agreement Liability	9,580,000
Balance at March 31, 2024	$27,950,000

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2023.

Forward
Purchase
Agreement
Liability
Balance at January 1, 2023	$2,770,000
Change in fair value of Forward Purchase Agreement Liability	560,000
Balance at March 31, 2023	$3,330,000

Working Capital Loan

The Working Capital Loans (Note 5) are issued in the form of convertible notes. The embedded feature to convert the Working Capital Loans into Private Warrants at a price of $1.00 per warrant (the “Embedded Feature”) does not meet the definition of a derivative under ASC 815 and is not required to be accounted for separately, as it is eligible for the scope exception under ASC 815 – 10 – 15 - 74(a) related to contracts indexed to the Company’s own stock.

Due to Sponsor – related party

The Due to Sponsor - related party balance as of March 31, 2024 totaled $98,460, of which $93,600 represents unpaid monthly administrative fees and $4,860 represents cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5). These funds will be remitted to the Sponsor in the normal course of business.

The Due to Sponsor balance as of December 31, 2023 of $68,460 includes $63,600 in unpaid monthly administrative fees and $4,860 in cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5).

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of March 31, 2024 and December 31, 2023, the Company has not recorded any amounts related to uncertain tax positions. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founder Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor and are included in Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

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

During the three months ended March 31, 2024, the Sponsor loaned the Company $380,000 in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of March 31, 2024 and December 31, 2023, the Company had $1,119,457 and $739,457, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible notes – related party in the accompanying unaudited condensed consolidated balance sheets.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 under the agreement during each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, $93,600 was due under the administrative support agreement, included in Due to Sponsor - related party (see Note 2) on the unaudited condensed consolidated balance sheets. As of December 31, 2023, $63,600 was due under the administrative support agreement, included in Due to Sponsor - related party (see Note 2) on the unaudited condensed consolidated balance sheet.

NOTE 6 — CONVERTIBLE NOTES

During the three months ended March 31, 2024, the Company received $0 from ConnectM in the form of convertible notes, with terms identical to those of the Working Capital Loans (Note 5) from the Sponsor. As of March 31, 2024 and December 31, 2023, $445,000 was due to ConnectM, included in convertible notes on the unaudited condensed consolidated balance sheets.

NOTE 7 — INCOME TAXES

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items.

The Company’s ETR was (2.4)% and (57.8)% for the three months ended March 31, 2024 and 2023, respectively. The Company's general and administrative expenses are generally considered start - up costs and are not currently deductible for federal income tax purposes. The difference between the Company’s ETR for the three months ended March 31, 2024 and 2023 and the U.S. federal statutory rate of 21% is primarily due to the permanent differences arising from the loss on change in fair value of Forward Purchase Agreement liability, the business combination costs, the penalties and interest incurred, and the temporary differences arising from the valuation allowance recorded against the deferred taxes arising from the Company’s startup costs.

The Company has no uncertain tax positions related to federal and state income taxes. The Company is subject to income tax examinations by major taxing authorities since inception. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the consolidated financial statements as tax expense.

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

Other Commitments and Contingencies

In connection with the execution of the Merger Agreement, MCAC entered into the Forward Purchase Agreement with Meteora. Pursuant to the terms of the Forward Purchase Agreement, MCAC agreed to pay to Meteora an amount equal to the reasonable and documented attorney fees and other reasonable out-of-pocket expenses related thereto actually incurred by Meteora or its affiliates in connection with this Forward Purchase Transaction not to exceed (a) $75,000, (b) a quarterly fee of $5,000 (initially payable on the Trade Date (as defined in the agreement) and upon the first business day of each quarter and (c) expenses actually incurred in connection with the acquisition of the Shares in an amount not to exceed $0.05 per Share and $0.03 per disposition of each Share. In addition, a break-up fee equal to (i) all of Meteora’s reasonable and documented fees and expenses relating to the Forward Purchase Agreement capped at $75,000 plus (ii) $500,000, shall be payable by the Combined Company to Meteora in the event the Forward Purchase Agreement is terminated by MCAC. Refer to Note 1 for further discussion of the Forward Purchase Agreement . For a full description of the terms of the Merger Agreement and related agreements, refer to Note 1.

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors of MCAC. As of March 31, 2024 and December 31, 2023 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 7,376,125 shares of Class A common stock issued and outstanding. Of the total Class A common stock shares issued and outstanding, 7,238,125 shares are included in temporary equity as of March 31, 2024 and December 31, 2023, in accordance with the Company's accounting policy described in Note 2.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor on October 6, 2021. On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares. As of March 31, 2024 and December 31, 2023, there were 2,300,000 shares of Class B common stock issued and outstanding.

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

Warrants — As of March 31, 2024 and December 31, 2023, 9,200,000 Public Warrants and 3,040,000 Private Placement Warrants (the “Warrants”) were outstanding. The Public and Private Placement Warrants were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

Rights —  As of March 31, 2024 and December 31, 2023, 9,200,000 Rights were outstanding. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

NOTE 10 — STOCK-BASED COMPENSATION

In October 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors of MCAC. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for any periods through March 31, 2024.

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

Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2024 and December 31, 2023 amounted to approximately $65,000 and is expected to be recognized upon the Triggering Event.

NOTE 11 — SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed consolidated financial statements, other than what has already been disclosed in the notes above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Monterey Capital Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On April 11, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from April 13, 2024 to May 13, 2024 pursuant to the Current Extension, by ConnectM’s deposit of approximately $325,715 into the Trust Account.

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

On May 7, 2024, the stockholders of MCAC held a special meeting of stockholders where the MCAC stockholders approved the Second Amended Charter and the Second IMTA Amendment. The Second Amended Charter provides the board of directors of MCAC with the right to extend the date by which MCAC has to consummate its Business Combination up to an additional six (6) times for one (1) month each time from May 13, 2024 to November 13, 2024 (the “Additional Extension Period Two”), by depositing into the Trust Account, for each one-month extension, the lesser of (a) $325,715 and (b) $0.045 for each then-outstanding share of Common Stock (the “Additional Extension Options Two”).

In connection with the special meeting of stockholders on May 7, 2024, stockholders holding 228,878 shares of Class A Common Stock issued in the Initial Public Offering (as defined below) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $2,567,092 (approximately $11.22 per share after removal of interest to pay taxes) was removed from the Trust Account to pay the redeeming stockholders.

On May 10, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from May 13, 2024 to June 13, 2024 (the “First Additional Extension Period Two”) pursuant to the Additional Extension Options Two, by ConnectM’s deposit of approximately $315,416 into the Trust Account.

If the Company is unable to complete an initial Business Combination before the deadline, currently November 13, 2024, subject to the monthly deposits into the Trust Account in accordance with Additional Extension Options Two, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A Common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors of MCAC, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Nasdaq Deficiency

On April 10, 2024, the Company received a written notice (the “Notice”) notifying it that it was no longer in compliance with Nasdaq Listing Rule 5450(a)(2), which requires a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Public Holders Rule”). The Company has 45 calendar days from the date of the Notice to submit a plan to regain compliance with the Minimum Public Holders Rule. The Notice has no immediate effect on the listing of MCAC Public Units, shares of Class A common stock, Public Warrants or Rights on the Nasdaq Global Market while the Company prepares and submits a compliance plan. There can be no assurance that the compliance plan will be accepted by Nasdaq or that the Company will be able to regain compliance with the minimum requirements of the Minimum Public Holders Rule or will otherwise be in compliance with other Nasdaq listing criteria. If the Company is unable to regain compliance with the Nasdaq Listing Rule or move the MCAC Public Units, shares of Class A common stock, Public Warrants or Rights to another public market, there is substantial doubt it will continue as a going concern.

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

On April 12, 2024, the Company entered into a second amendment to the Merger Agreement (the “Second Amendment”). The Second Amendment extends the outside date after which either party may terminate the Merger Agreement for convenience (with limited exceptions) from May 13, 2024 to November 13, 2024. The Second Amendment also provides that, subject to the Company obtaining the requisite stockholder approval to amend its Amended and Restated Certificate of Incorporation and the Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated May 10, 2022, as amended on November 6, 2023, the Company will extend the date by which the Company has to consummate a business combination by up to six months and ConnectM will pay to the Company or its Trust Account the funds necessary to effect such extension (not to exceed $325,715 for each monthly extension or $1,954,290 in the aggregate for all six monthly extensions).

Liquidity and Capital Resources

At December 31, 2023, we had cash of $3,696 and a working capital deficit of $8,905,721.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 23, 2021 (inception) to March 31, 2024 were organizational activities and those necessary to consummate the Initial Public Offering, identify a target company and prepare for a potential business combination with ConnectM. We do not expect to generate any operating revenues until at least after the completion of our business combination, if at all. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan amounting to $354,100 as of the IPO date, which was repaid on May 16, 2022, under an unsecured and noninterest bearing promissory note from the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds held outside of the Trust Account from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. Through March 31, 2024, the Company has received $1,119,457 in Working Capital Loans (Note 5).

As of March 31, 2024, the Company had cash in the Trust Account of $80,714,142. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $3,680,000) to complete its initial business combination, to the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination.

Until the consummation of an initial business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. The Company is required to complete a Business Combination by November 13, 2024 pursuant to the Current Extension. Considering that the Company’s ability to consummate its’ proposed Business Combination is uncertain, the Company may be required to dissolve as early as November 13, 2024, pursuant to the requirements of the Additional Extension Options Two, should a Business Combination not be consummated within that timeframe. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing.

If an initial business combination is not consummated by November 13, 2024 and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming an initial business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three months ended March 31, 2024, we had a net loss of $9,631,284, which was primarily related to $860,772 of general and administrative costs, $224,683 of income tax expense, and $9,580,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $1,034,171 of dividend and interest income earned in the Trust Account. For the three months ended March 31, 2023, we had a net loss of $585,537, which was primarily related to $809,927 of general and administrative costs, $214,510 of income tax expense, and $560,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $998,900 of dividend and interest income earned in the Trust Account. The increase in income tax expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributed to the increase in dividend and interest income earned in the Trust Account. General and administrative costs remained consistent during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the Company’s continued efforts towards completion of the Business Combination with ConnectM.

Commitments and Contractual Obligations

Registration Rights

The holders of Founder Shares (as defined below), Private Placement Warrants and the Private Placement Warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to certain registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements. See Note 1 for discussion of amendments to the registration rights agreement to take effect upon the closing of the Business Combination. For a full description of the terms of the Merger Agreement and related agreements, refer to Note 1.

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

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for office space, secretarial and administrative services. The Company incurred $30,000 under the agreement during the three months ended March 31, 2024. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2024 and December 31, 2023, $93,600 and $63,600, respectively, was due under the administrative support agreement, included in Due to Sponsor - related party in the Company’s unaudited condensed consolidated balance sheets.

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly will be recognized at fair value. The fair value of this put option liability was estimated at $27,950,000 and $18,370,000 at March 31, 2024 and December 31, 2023, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Forward Purchase Agreement liability resulted in the recognition of a $9,580,000 and $560,000 loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s unaudited condensed statements of operations for the three months ended March 31, 2024 and 2023, respectively.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

On October 28, 2021, the Sponsor transferred 25,000 Founder Shares to each of Kathy Cuocolo, Leela Gray and Stephen Markscheid, the board of directors of MCAC nominees at the time.

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founder Shares to the group of ten Anchor Investors. The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor, and are included in Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

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

During the three months ended March 31, 2024, the Sponsor loaned the Company $380,000 in Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of March 31, 2024 and December 31, 2023, the Company had $1,119,457 and $739,457, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible note – related party in the accompanying unaudited condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements in the financial statements. The following material weaknesses in internal controls over financial reporting were identified:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note, dated January 22, 2024, issued by Monterrey Acquisition Sponsor, LLC.
10.2	Promissory Note, dated February 21, 2024, issued by Monterrey Acquisition Sponsor, LLC.
10.3	Promissory Note, dated February 27, 2024, issued by Monterrey Acquisition Sponsor, LLC.
10.4	Promissory Note, dated March 27, 2024, issued by Monterrey Acquisition Sponsor, LLC.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May 2024.

MONTEREY CAPITAL ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
	Name:	Bala Padmakumar
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel Davis
	Name:	Daniel Davis
	Title:	Chief Executive Officer
(Principal Financial Officer)