Form 10-Q
period 2024-06-30
ConnectM Technology Solutions, Inc.
filed 2024-08-14
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-41389

ConnectM Technology Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-2898342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Mount Royal Avenue, Suite 550 Marlborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-395-1333

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CNTM	The Nasdaq Stock Market LLC

As of August 14, 2024, there were 21,164,057 shares of common stock of the Company issued and outstanding.

EXPLANATORY NOTE

On July 12, 2024 (the “Closing Date”), ConnectM Technology Solutions, Inc., a Delaware corporation (f/k/a Monterey Capital Acquisition Corporation, “ConnectM,” the “Company,” “we,” “us” or “our”), consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 31, 2022 (as amended, the “Merger Agreement”), by and among the Company, Chronos Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and ConnectM Operations, Inc. (f/k/a ConnectM Technology Solutions Inc., “Legacy ConnectM”), following the approval at a special meeting of the stockholders of the Company held on July 10, 2024 (the “Special Meeting”).

Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy ConnectM, with Legacy ConnectM surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “business combination”). On the Closing Date, the Company changed its name from “Monterey Capital Acquisition Corporation” to “ConnectM Technology Solutions, Inc.”

Unless the context otherwise requires, the “registrant” and the “Company” refer to MCAC prior to the Closing and to the Combined Company and its subsidiaries following the Closing and “ConnectM” refers to ConnectM Technology Solutions, Inc., and its subsidiaries prior to the Closing and the business of the Combined Company and its subsidiaries following the Closing. Unless otherwise defined herein, capitalized terms used in this Current Report on Form 8-K have the same meaning as set forth in the definitive proxy statement (the “Proxy Statement”) filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2024 by MCAC.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “CNTM”. The Company intends to list the warrants to purchase shares of Common Stock with an exercise price of $11.50 per share (the “Public Warrants”) on the OTC Market. The unaudited condensed consolidated and combined financial statements included herein reflect the operations of ConnectM for prior periods, as ConnectM is the accounting acquirer and predecessor. Until the Merger, MCAC neither engaged in any operations nor generated any revenue, and based on its business activities, MCAC was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

CONNECTM TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$230,045	$5,947
Prepaid expenses	40,500	4,167
Income taxes receivable	—	62,192
Total current assets	270,545	72,306
Marketable securities held in Trust Account	79,867,382	78,702,824
Total assets	$80,137,927	$78,775,130

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs	$55,201	$55,201
Accrued expenses	4,345,706	3,115,876
Convertible notes – related party	1,239,457	739,457
Convertible notes	445,000	445,000
Loan payable – related party	65,030	—
Due to Sponsor – related party	128,460	68,460
Deferred credit – term extension fee funded by acquisition target company	4,425,126	2,491,431
Income taxes payable	369,381	—
Total current liabilities	11,073,361	6,915,425
Deferred underwriting fees payable	3,680,000	3,680,000
Forward Purchase Agreement liability	26,360,000	18,370,000
Total liabilities	41,113,361	28,965,425

Commitments and Contingencies (Note 8)
Common Stock Subject to Possible Redemption
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,009,247 and 7,238,125 shares subject to possible redemption issued and outstanding as of June 30, 2024 and December 31, 2023	79,637,749	78,733,357

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 138,000 shares not subject to possible redemption (excluding Class A common stock subject to possible redemption) issued and outstanding as of June 30, 2024 and December 31, 2023	14	14
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,300,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	230	230
Accumulated deficit	(40,613,427)	(28,923,896)
Total stockholders’ deficit	(40,613,183)	(28,923,652)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$80,137,927	$78,775,130

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$1,005,064	$543,038	$1,865,836	$1,352,965
Loss from operations	(1,005,064)	(543,038)	(1,865,836)	(1,352,965)
Other income (expense):
Dividend and interest income	1,035,191	1,135,385	2,069,362	2,134,285
Gain (Loss) on change in fair value of Forward Purchase Agreement liability	1,590,000	(5,540,000)	(7,990,000)	(6,100,000)
Income (Loss) before income taxes	1,620,127	(4,947,653)	(7,786,474)	(5,318,680)
Income tax provision	(206,890)	(217,590)	(431,573)	(432,100)
Net Income (Loss)	$1,413,237	$(5,165,243)	$(8,218,047)	$(5,750,780)

Weighted average shares outstanding of Class A common stock subject to possible redemption	7,099,792	9,200,000	7,168,959	9,200,000

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption (see Note 2)	$0.15	(0.44)	(0.86)	$(0.49)

Weighted average shares outstanding of Class A common stock not subject to possible redemption	138,000	138,000	138,000	138,000

Basic and diluted net income (loss) per share, Class A common stock not subject to possible redemption (see Note 2)	$0.15	(0.44)	(0.86)	$(0.49)

Weighted average shares outstanding of Class B common stock	2,300,000	2,300,000	2,300,000	2,300,000

Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.15	(0.44)	(0.86)	$(0.49)

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	7,238,125	$78,733,357	138,000	$14	2,300,000	$230	$—	$(28,923,896)	$(28,923,652)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	759,488	—	—	—	—	—	(759,488)	(759,488)
Accretion to redemption value of Class A Common stock subject to possible redemption due to extension payments	—	977,147	—	—	—	—	—	(977,147)	(977,147)
Net loss	—	—	—	—	—	—	—	(9,631,284)	(9,631,284)
Balance – March 31, 2024	7,238,125	$80,469,992	138,000	$14	2,300,000	$230	$—	$(40,291,815)	$(40,291,571)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	778,301	—	—	—	—	—	(778,301)	(778,301)
Accretion to redemption value of Class A Common stock subject to possible redemption due to extension payments	—	956,548	—	—	—	—	—	(956,548)	(956,548)
Redemption of Class A Common stock	(228,878)	(2,567,092)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	1,413,237	1,413,237
Balance – June 30, 2024	7,009,247	$79,637,749	138,000	$14	2,300,000	$230	$—	$(40,613,427)	$(40,613,183)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	9,200,000	$93,768,637	138,000	$14	2,300,000	$230	$—	$(8,054,804)	$(8,054,560)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	731,188	—	—	—	—	—	(731,188)	(731,188)
Net loss	—	—	—	—	—	—	—	(585,537)	(585,537)
Balance – March 31, 2023	9,200,000	$94,499,825	138,000	$14	2,300,000	$230	$—	$(9,371,529)	$(9,371,285)
Accretion to redemption value of Class A Common stock subject to possible redemption due to dividend and interest income earned	—	920,000	—	—	—	—	—	(920,000)	(920,000)
Accretion to redemption value of Class A Common stock subject to possible redemption due to extension payments	—	867,794	—	—	—	—	—	(867,794)	(867,794)
Net loss	—	—	—	—	—	—	—	(5,165,243)	(5,165,243)
Balance – June 30, 2023	9,200,000	$96,287,619	138,000	$14	2,300,000	$230	$—	$(16,324,566)	$(16,324,322)

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(8,218,047)	$(5,750,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend and interest income	(2,069,362)	(2,134,285)
Loss on change in fair value of Forward Purchase Agreement liability	7,990,000	6,100,000
Changes in current assets and liabilities:
Prepaid expenses	(36,333)	(28,217)
Accrued expenses	1,229,830	742,664
Due to Sponsor – related party	60,000	20,000
Income taxes payable	431,573	432,100
Net cash used in operating activities	(612,339)	(618,518)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,933,695)	(920,000)
Redemption of investments in Trust Account for franchise and income taxes	271,407	505,203
Redemption of investments in Trust Account in connection with redemption of Class A common stock shares	2,567,092	—
Net cash provided by (used in) investing activities	904,804	(414,797)

Cash Flows from Financing Activities:
Proceeds from loan payable – related party	65,030	—
Redemption of Class A common stock shares	(2,567,092)	—
Term extension fees paid by target company	1,933,695	920,000
Payment of offering costs on Public Units	—	(100,000)
Proceeds from convertible notes – related party	500,000	422,000
Net cash (used in) provided by financing activities	(68,367)	1,242,000

Net change in cash	224,098	208,685
Cash – beginning of period	5,947	5,938
Cash – end of period	$230,045	$214,623

Supplemental disclosure of cash flow information:
Noncash loan from Sponsor	$—	$87,377
Accretion to redemption value of Class A Common stock subject to possible redemption	$3,471,484	$2,518,982

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 —  ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

Nature of Operations

ConnectM Technology Solutions, Inc. (successor to Monterey Capital Acquisition Corporation [“MCAC”]) (“ConnectM” or the “Company”) is a blank check company incorporated as a Delaware company on September 23, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector.

The Company selected December 31 as its fiscal year end.

Business Combination

On July 12, 2024 (the “Closing Date”), MCAC consummated the business combination (the “Business Combination” or “Merger”) pursuant to the terms of the Agreement and Plan of Merger, dated as of December 31, 2022 (the “Merger Agreement”), by and among MCAC, Chronos Merger Sub, Inc., a wholly owned subsidiary of MCAC prior to the consummation of the Business Combination (“Merger Sub”) and ConnectM Technology Solutions Inc. (“Legacy ConnectM”). Pursuant to the Agreement and Plan of Merger, on the Closing Date, (i) MCAC changed its name to “ConnectM Technology Solutions, Inc.” and Legacy ConnectM changed its name to “ConnectM Operations, Inc.,” and (ii) Merger Sub merged with and into Legacy ConnectM, with Legacy ConnectM being the surviving company in the Business Combination. After giving effect to the Business Combination, Legacy ConnectM became a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, among other matters, at the effective time of the Business Combination (the “Effective Time”), (i) each share of Legacy ConnectM common stock issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive shares of the Company’s common stock at an exchange ratio of 3.3213477 (the “Exchange Ratio”), rounded down to the nearest whole share, and (ii) each share of Legacy ConnectM preferred stock issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive such number of shares of the Company’s common stock equal to (A) the aggregate number of shares of Legacy ConnectM common stock that would be issued upon conversion of the shares of Legacy ConnectM preferred stock based on the applicable conversion ratio immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio, rounded down to the nearest whole share. At the Closing, the Company issued an aggregate of 14,422,449 shares of common stock to the stockholders of Legacy ConnectM, and an aggregate of 920,000 shares of common stock to the holders of each right which was part of each unit issued by MCAC (as defined below) at the time of its initial public offering. An aggregate of 473,922 shares of common stock were reserved for issuance upon valid exercise of stock options assumed by the Company at the Closing and held by the Legacy ConnectM option holders and an aggregate of 77,499 shares of common stock were reserved for issuance upon the valid exercise of warrants assumed by the Company and held by the Legacy ConnectM warrant holders.

On July 10, 2024, the record date for a special meeting to approve the Business Combination (the “Special Meeting”), there were 9,447,247 shares of MCAC’s common stock issued and outstanding, consisting of (i) 7,147,247 shares of Class A common stock and (ii) 2,300,000 shares of Class B common stock held by the Sponsor. Prior to the Special Meeting, holders of 6,954,105 shares of MCAC Class A common stock (excluding 3,288,466 shares of the common stock purchased by Meteora (as defined below) directly from the redeeming stockholders under the Forward Purchase Agreement (as defined below)) exercised their right to redeem those shares for cash at a price of approximately $11.36 per share (net of the withholding for federal and franchise tax liabilities), for an aggregate of approximately $37.4 million. The per share redemption price was paid out of MCAC’s trust account (the “Trust Account”), which, after taking into account the redemptions, but before any transaction expense and funds disbursed to Meteora in accordance with the Forward Purchase Agreement, had a balance at the Closing Date of $37,993,476.

On July 15, 2024, the common stock of the combined company began trading on the Nasdaq Global Market under the symbol “CNTM.”

2023 Equity Incentive Plan

At the Special Meeting, the shareholders of the Company approved the ConnectM Technology Solutions, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which became effective at the Closing Date. The 2023 Plan allows the Company to grant equity and cash incentive awards to eligible service providers. The 2023 Plan will be administered by the Company’s compensation committee. The administrator of the 2023 Plan will have the authority to, among other things, interpret the plan and award agreements, select grantees, determine the vesting, payment and other terms of awards, and modify or amend awards, and accelerate vesting or exercisability of awards.

Amended and Restated Registration Rights Agreement

On the Closing Date, the Company entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with the Sponsor, certain prior stockholders of the Company, certain stockholders of Legacy ConnectM, the Company’s officers, directors and holders of 10% or more of the Company’s common stock (all such counterparties, collectively, the “Reg Rights Holders”). The A&R Registration Rights Agreement amended and restated the Company’s Registration Rights Agreement dated May 10, 2022 (the “IPO Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, the Company will, within 30 days after the Closing, file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and the Company will use its reasonable best efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) sixty (60) calendar days after the filing thereof (or, in the event the SEC reviews and has written comments to the Resale Registration Statement, the ninetieth (90th) calendar day following the filing thereof) and (ii) the third (3rd) business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the Resale Registration Statement will not be “reviewed” or will not be subject to further review. In certain circumstances, the Reg Rights Holders can demand the Company’s assistance with underwritten offerings and block trades, and the Reg Rights Holders will be entitled to certain piggyback registration rights.

Forward Purchase Agreement

In connection with the execution of the Merger Agreement, MCAC and Meteora Special Opportunity Fund (“Meteora”), entered into the Forward Purchase Agreement for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Meteora intended to purchase in the open market through a broker shares of Class A Common Stock, after the date of the Forward Purchase Agreement from holders of our Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of our Class A Common Stock pursuant to the redemption rights set forth in our charter, in connection with the execution of the Merger Agreement, up to a maximum of 6,600,000 shares of our Class A Common Stock at a price equal to the estimated redemption price of approximately $11.36 per share of our Class A Common Stock (based on the amount of $79,867,382 held in the Trust Account as of June 30, 2024, less $229,634 of estimated income and franchise taxes to be paid using the interest and dividend income earned in the Trust Account) to be paid to investors who elect to redeem their shares at MCAC’s redemption deadline (the “Initial Price”); provided that Meteora could not beneficially own greater than 9.9% of the issued and outstanding shares on a post-merger pro forma basis. Meteora agreed to waive any redemption rights with respect to any shares of the MCAC Class A Common Stock in connection with the Merger. Such waiver may reduce the number of shares of our Class A Common Stock redeemed in connection with the Merger, which reduction could alter the perception of the potential strength of the Merger. The number of shares of the Class A Common Stock purchased by Meteora, not including the Share Consideration Shares (as defined below), are referred to as the “Recycled Shares.” The primary purpose of entering into the Forward Purchase Agreement was to help ensure the Business Combination would be consummated.

On the Closing Date, Meteora purchased 3,288,466 shares of MCAC Class A Common Stock (the “Number of Shares”), for a total price of $37,366,896, from holders of MCAC Class A Common Stock (other than MCAC or affiliates of MCAC), including from those who have elected to redeem shares of MCAC Class A Common Stock pursuant to the redemption rights set forth in the Current Charter in the open market through a broker shares. As a result, the “Initial Price” was set at $11.55 per share at the Closing Date. In accordance with the terms of the Forward Purchase Agreement, at the Closing Date, the Company paid to Meteora, out of funds held in the Trust Account, the cash amount of $36,993,228 (the “Prepayment Amount”), equal to the product of the number of Recycled Shares and the Initial Price less an amount equal to 1% of the product of the number of Recycled Shares and the Initial Price (the “Prepayment Shortfall”). The Prepayment Amount was deposited into an escrow account simultaneously with the Closing. In addition to the Prepayment Amount, the Company paid directly from the Trust Account to Meteora, an amount of $462,000 (the “Additional Consideration”), for the purpose of repayment of Meteora having actually purchased additional shares of Class A Common Stock (the “Share Consideration Shares”) from third parties prior to the Closing. The Additional Consideration was free and clear of all obligations of Meteora in connection with signing a definitive agreement for the Forward Purchase Transaction.

From time to time following the Closing, Meteora could sell Recycled Shares at any time and at any sales price, without payment by Meteora of any Early Termination Obligation (as defined in the Forward Purchase Agreement), until such time as the proceeds from the sales equal 100% of the Prepayment Amount.

From time to time following the closing of the merger and prior to the earliest to occur of (a) the third anniversary of the Closing and (b) the date specified by Meteora in a written notice to be delivered to the Company at Meteora’s discretion after the occurrence of any of a (x) Trigger Event (defined below) or (y) Delisting Event (each as defined in the Forward Purchase Agreement) (in each case, the “Maturity Date”), Meteora could sell, in its sole discretion, sell some or all of the shares. On the Maturity Date, the escrow agent would have transferred to Meteora an amount in cash equal to the product of (x)(i) the number of shares as set forth in the initial Pricing Date Notice (as defined in the Forward Purchase Agreement) less (b) the number of Terminated Shares (as defined in the Forward Purchase Agreement) (the “Matured Shares”) multiplied by (y) the Initial Price (the “Maturity Consideration”) and Meteora shall transfer to the escrow agent for the benefit of the Company the Matured Shares less the Penalty Shares (each as defined below). On the last trading day of each week following the merger, Meteora would pay to the Combined Company the product of the number of shares sold multiplied by the Reset Price. The “Reset Price” was initially to be the Initial Price and was to be adjusted on the first scheduled trading day of each week commencing with the first week following the thirtieth day after the Closing to be the lowest of (a) the then-current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior week, but not lower than $7.50; provided that to the extent that MCAC or the Combined Company offers and sells any shares or securities convertible into shares at a price lower than the Initial Price, the Reset Price, was to be modified to equal such reduced price at which such securities may be issued. Meteora will retain any sale proceeds in excess of the product of the number of shares sold by Meteora and the Reset Price.

In the event that the VWAP Price of the Class A Common Stock was to fall below $5.00 per share for any 20 trading days during a 30 trading day period beginning 30 days following the closing of the Merger (a “Trigger Event”), then Meteora could elect to accelerate the Maturity Date to the date of such Trigger Event. At the Maturity Date, the Combined Company would be required to purchase from Meteora, subject to Meteora’s consent, all of the unsold shares for consideration equal to an amount, in cash or shares at the sole discretion of Combined Company (the “Maturity Consideration”), equal to (a) in the case of cash, the product of the unsold shares and $2.00, or $2.50, solely in the event of a Registration Failure (as defined in the Forward Purchase Agreement), and (b) in the case of shares, such number of shares (the “Maturity Shares”) with a value equal to the product of the unsold shares and $2.00, or $2.50, solely in the event of a Registration Failure, divided by the VWAP Price of the Shares for the 10 trading days prior to the Maturity Date; provided that the Maturity Shares used to pay the Maturity Consideration are freely tradable. If the Maturity Shares were not freely tradable, Meteora could instead receive such number of shares equal to the product of (i) three (3) and (ii) 6,600,000 minus the Terminated Shares (as defined in the Forward Purchase Agreement) (the “Penalty Shares”); provided, however, that if the Penalty Shares were freely tradable within 45 days after the Maturity Date, Meteora could return such number of Penalty Shares that are valued in excess of Maturity Consideration based on the 10-day VWAP ending on the date that such shares satisfied the Share Conditions.

In addition, pursuant to the terms and conditions of the Forward Purchase Agreement, ConnectM and the Combined Company agree, from and after December 31, 2022, not to incur in excess of $25.0 million of indebtedness through and including the 90th day following the Prepayment Date without the prior written consent of the Meteora.

Pursuant to the terms of the Forward Purchase Agreement, the Company agreed to pay to Meteora an amount equal to the reasonable and documented attorney fees and other reasonable out-of-pocket expenses related thereto actually incurred by Meteora or its affiliates in connection with this Forward Purchase Transaction not to exceed (a) $75,000, (b) a quarterly fee of $5,000 (initially payable on the Trade Date (as defined in the agreement) and upon the first business day of each quarter and (c) expenses actually incurred in connection with the acquisition of the Shares in an amount not to exceed $0.05 per Share and $0.03 per disposition of each Share.

On August 2, 2024, the Company and Meteora entered into an amendment to the Forward Purchase Agreement (the “Amendment”). Under the terms of the Amendment, Meteora in its sole discretion may sell Recycled Shares at any time and at any sales price, without payment by Meteora of any Early Termination Obligation (as defined in the Forward Purchase Agreement), until such time as the proceeds from such sales equal 120% of the Prepayment Shortfall.

Under the terms of the Amendment, the Maturity Consideration was replaced by the Settlement Amount Adjustment (as defined below), whereby on the tenth Local Business Day immediately following the last day of the Valuation Period (as defined below), Meteora shall remit to the Company an amount equal to the Settlement Amount (as defined below) and will not otherwise be required to return to the Company any of the Prepayment Amount and the Company shall remit to Meteora the Settlement Amount Adjustment (as defined below) provided, that if the Settlement Amount less the Settlement Amount Adjustment is a negative number and either clause (x) of Settlement Amount Adjustment applies (as defined below) or the Company has elected pursuant to clause (y) of Settlement Amount Adjustment to pay the Settlement Amount Adjustment in cash, then neither Meteora nor the Company shall be liable to the other party for any payment under this section.

The Settlement Amount will be (a) in the event the Valuation Date is determined by clause (c) in the definition of the Valuation Date, a cash amount equal to (1) the Number of Shares less the number of Terminated Shares as of the Valuation Date, multiplied by (2) the closing price of the Shares on the Exchange Business Day immediately preceding the Valuation Date,  (b) in all other cases, a cash amount equal to the Number of Shares less the number of Terminated Shares as of the Valuation Date, less the number of Unregistered Shares (as defined below), multiplied by the volume weighted daily VWAP Price over the Valuation Period. The Settlement Amount Adjustment is a cash amount equal to the product of (1) the Number of Shares as of the Valuation Date multiplied by (2) $2.00 (or $2.50 in the event of a Registration Failure). The Settlement Amount Adjustment shall be paid (x) in the event that the expected Settlement Amount determined by the VWAP Price over the 15 scheduled trading days ending on but excluding the Valuation Date exceeds the Settlement Amount Adjustment, in cash (in which case the Settlement Amount Adjustment will be automatically netted from the Settlement Amount and any remaining amount paid in cash), or (y) otherwise, at the option of Meteora, in cash or Shares (such Shares, the “Maturity Shares”) (other than in the case of a Delisting Event, in which case the Settlement Amount Adjustment must be paid in cash). In the event that Meteora is eligible to pay the Settlement Amount Adjustment using Maturity Shares, Meteora will be deemed to have elected to pay the Settlement Amount Adjustment in Maturity Shares unless Meteora notifies The Company no later than ten Local Business Days prior to the Valuation Date that Meteora elects to pay the Settlement Amount Adjustment in cash. In the event the Settlement Amount Adjustment is paid in Maturity Shares then, on the Valuation Date, Meteora shall deliver to the Company an initial calculation of the Maturity Shares equal to (a) the Settlement Amount Adjustment divided by (b) the volume weighted daily VWAP Price over the 15 scheduled trading days ending on but excluding the Valuation Date (the “Estimated Maturity Shares”). The total number of Maturity Shares to be delivered to The Company by Meteora shall be based on the volume weighted daily VWAP Price over the Valuation Period (the “Final Maturity Shares”). On the Local Business Day following the end of the Valuation Period, (i) if the Final Maturity Shares exceeds the Estimated Maturity Shares, Meteora shall deliver to The Company an additional number of Maturity Shares equal to such excess, and (ii) if the volume weighted daily VWAP Price over the Valuation Period multiplied by the Estimated Maturity Shares exceeds the Settlement Amount Adjustment, the Company shall deliver to Meteora a cash amount equal to such excess. By no later than the start of the Valuation Period, all Maturity Shares shall be registered for resale by the Meteora under an effective resale Registration Statement pursuant to the Securities Act under which the Company may sell or transfer the Shares and, subject to the receipt of the Company representation letters and such other customary supporting documentation as requested by (and in a form reasonably acceptable to) Meteora and its counsel, bear no restrictive legend; provided, however, that Meteora shall not be able to pay the Settlement Amount Adjustment with Maturity Shares if following the issuance of the Maturity Shares, the Company’s ownership of Shares would exceed 9.9% ownership of the total Shares outstanding immediately after giving effect to such issuance unless The Company at its sole discretion waives such 9.9% ownership limitation. To the extent that a Delisting Event occurs during the Valuation Period, the VWAP Price for the remainder of the Valuation Period shall be deemed to be zero and any election to pay the Settlement Amount Adjustment with Maturity Shares will automatically revert to a requirement that the Settlement Amount Adjustment be paid in cash such that any further payment that is to be made of the Settlement Amount Adjustment as provided above shall be made by the Company in cash.

The Valuation Date is defined as the earliest to occur of (a) the third anniversary of the closing of the Business Combination and (b) the date specified by Meteora in a written notice to be delivered to Counterparty at Meteora’s discretion (not earlier than the day such notice is effective) after the occurrence of any of a (x) Seller VWAP Trigger Event or (y) a Delisting Event and (c) the date specified by Meteora in a written notice to be delivered to the Company at Meteora’s sole discretion (which Valuation Date shall not be earlier than the date of such notice, and, in each case the “Maturity Date”). The Valuation Period is defined as the period commencing on the Valuation Date and ending at 4:00 pm on the Exchange Business Day on which 10% of the total volume traded in the Shares over the period, excluding any volumes traded during the opening and closing auctions, has reached an amount equal to the Number of Shares outstanding as of the Valuation Date plus the Estimated Maturity Shares, less Terminated Shares, less the number of Shares owned by Seller that are neither registered for resale under an effective resale Registration Statement nor eligible for resale under Rule 144 without volume or manner of sale limitations (but only counting such Shares that are eligible for resale under Rule 144 to the extent the Counterparty is in compliance with the requirements of Rule 144(i)(2) for the entire period).

Further, the Prepayment Shortfall was reduced to the amount equal to 0.50% of the product of the Number of Shares and the Initial Price paid by Meteora to the Company at the Closing (which amount was netted from the Prepayment Amount). Additionally, the Company has the option, at its sole discretion, at any time up to forty-five (45) calendar days prior to the date specified by Meteora in a written notice to be delivered to the Company at Meteora’s sole discretion (the “Valuation Date”), to request additional Prepayment Shortfall via written requests to Meteora in intervals of $300,000 (each an “Additional Shortfall Request”), provided the Company shall only be able to make an Additional Shortfall Request if the (i) Meteora has recovered 120% of any outstanding Prepayment Shortfall via Shortfall Sales as further described in the Section titled “Prepayment Shortfall Consideration” and (ii) the VWAP Price over the ten (10) trading days prior to an Additional Shortfall Request multiplied by the then current Number of Shares (excluding unregistered shares) held by the Company less Shortfall Sale Shares be at least seven (7) times greater than the Additional Shortfall Request, and (iii) the average daily value traded over the prior ten (10) trading days be at least seven (7) times greater than the Additional Shortfall Request (with (i), (ii) and (iii) collectively as the “Equity Conditions”). Notwithstanding the foregoing, The Company, in its sole discretion, may waive the Equity Conditions for each Additional Shortfall Request, if applicable, in writing to Meteora.

Operations Prior to Business Combination with Legacy ConnectM

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from September 23, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the Initial Public Offering, activities necessary to identify a potential target and prepare for a business combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest or if at all. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Following the closing of the Initial Public Offering on May 13, 2022, an amount of $92,920,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below. During the three and six months ended June 30, 2024, the Company withdrew $271,406 of dividend and interest income earned in the Trust Account to pay its franchise and income tax obligations.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a business combination. The Company was required to complete one or more initial business combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the agreement to enter into an initial business combination. However, the Company would have only completed a business combination if the post-transaction company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquired an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

In connection with any proposed initial business combination, the Company was required to either (1) seek stockholder approval of such initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein.

If the Company determined to engage in a tender offer, such tender offer would have been structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether the Company would have sought stockholder approval of a proposed business combination or would allow stockholders to sell their shares to the Company in a tender offer would have been made by the Company, solely in the Company’s discretion, and would have been based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company determined to allow stockholders to sell their shares to the Company in a tender offer, it would have filed tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) which would have contained substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

The Company would have proceeded, and did proceed, with the Business Combination if the Company did not have net tangible assets of at least $5,000,001 upon such consummation of a Business Combination (the “Redemption Limitation”) and a majority of the issued and outstanding shares voted were voted in favor of the Business Combination. On November 6, 2023, the Company’s Charter was amended to eliminate the Redemption Limitation. The amendment allowed the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation.

If a stockholder vote was not required by law and the Company did not decide to hold a stockholder vote for business or other legal reasons, the Company would have, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conducted the redemptions pursuant to the tender offer rules of the SEC and filed tender offer documents with the SEC prior to completing a Business Combination.

If, however, stockholder approval of the transactions was required by law, or the Company decided to obtain stockholder approval for business or legal reasons, the Company would have offered to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder would have been able to elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing redemption rights, if the Company sought stockholder approval of its initial business combination and the Company did not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation would have provided that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would have been restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this Initial Public Offering, referred to as excess shares. However, the Company’s stockholders would not have been restricted to vote all of their shares (including excess shares) for or against the initial business combination. Additionally, such stockholders would not have received redemption distributions with respect to the excess shares if the Company completes the initial business combination.

The Company’s sponsor, officers and directors (the “initial stockholders”) agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company did not complete a business combination within 24 months (or if the Company decided to extend the period of time to complete the initial business combination as described herein) from the closing of the Initial Public Offering (the “Combination Period”) unless the Company provided its public stockholders with the opportunity to convert their shares of common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

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

On June 11, 2024, the Company further extended the period of time to consummate its Business Combination by an additional one-month period from June 13, 2024 to July 13, 2024 (the “Second Additional Extension Period Two”) pursuant to the Additional Extension Options Two, by ConnectM’s deposit of approximately $315,416 into the Trust Account.

If the Company was unable to complete its initial business combination within the Additional Extension Options Two, absent any amendments of the IMTA Agreement and the Amended and Restated Certificate of Incorporation, which requires requisite stockholder approval, the Company would have: (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeemed 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors of MCAC, dissolved and liquidated, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company failed to complete its initial business combination within the Combination Period. However, if the initial stockholders acquired public shares in or after the IPO date, they would be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company failed to complete a Business Combination within the prescribed time frame. The underwriter agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company did not complete a Business Combination within the Combination Period and, in such event, such amounts would have been included with the other funds held in the Trust Account that would be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution would have been less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per public share or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of June 30, 2024, the Company had $230,045 in cash, of which $230,000 was withdrawn from the Trust Account and pending remittance to the U.S. Internal Revenue Services for income taxes. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account were available to pay dissolution expenses, if the Merger had not been consummated. Through June 30, 2024, $1,860,116 of dividend and interest income has been withdrawn from the Trust Account for payment of franchise and income taxes. In order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of June 30, 2024, the Company had $1,239,457 outstanding Working Capital Loans in the form of convertible notes (Note 5) from the Sponsor. In addition, during the three months ended June 30, 2024, the Company received an aggregate of $65,030 in proceeds from the Sponsor under the unsecured promissory notes (see Note 5).

At the Closing Date, the Sponsor converted $750,000 of the Working Capital Loans into 750,000 warrants to purchase common stock at an exercise price of $11.50 per share (see Note 5). Upon the closing of the Business Combination, approximately $218,329 of net cash was available to the Company from the Business Combination, after deducting certain transaction fees and expenses and net of the amounts to Meteora under the terms of the Forward Purchase Agreement (see above).

On April 10, 2024, the Company received a letter (the “Notice”) from the Nasdaq Listing Qualifications department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on the Nasdaq Global Market. Under the Rule, the Company is required to maintain at least 400 total holders (the “Total Holder Requirement”). The Notice indicates that the Company has 45 calendar days (the “Deadline”) to submit a plan (the “Compliance Plan”) to regain compliance with the Rule. Following the closing of the Business Combination, the Company regained compliance with the Rule.

Due to its current liabilities for taxes and transaction costs in relation to the Business Combination and potential liabilities under the DeliveryCircle Purchase Agreement (as defined and discussed in Note 11), the funds available after the closing of the Business Combination may not be sufficient to meet the expenditures required for operating its business for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements. The Company may need to raise additional capital through equity or debt issuances. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and the Israel-Hamas war, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine and Israel and Hamas, the U.S. and other countries have imposed sanctions or other restrictive actions which could have a material adverse effect on the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 6, 2023, the Company’s stockholders redeemed 1,961,875 Class A common shares for a total of $20,961,169. The Company evaluated the probability that the excise tax may be due on the Trust Account redemptions and determined that a contingent liability should be calculated and recorded.On November 6, 2023, the Company recorded $209,612 of excise tax liability calculated as 1% of shares redeemed, included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

On May 7, 2024, the Company’s stockholders redeemed 228,878 Class A common shares for a total of $2,567,092. The Company evaluated the probability that the excise tax may be due on the Trust Account redemptions and determined that the shares issued in connection with the Business Combination will likely be sufficient to offset the redemptions. As such, no excise taxes were recorded during the six months ended June 30, 2024 in connection with the May 7, 2024 redemptions.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K as filed with the SEC on March 13, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Business Combination Costs

Costs incurred in relation to a potential business combination may include legal, accounting and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $0.5 million and $1.1 million, respectively, of Business Combination costs for the three and six months ended June 30, 2024. The Company incurred approximately $0.1 million and $0.5 million, respectively, of Business Combination costs for the three and six months ended June 30, 2023.

Net Income (Loss) per share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Stock outstanding during the period.

The Company’s unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share subject to possible redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Common Stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A Common Stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income (loss) per share.

The Company’s Public Warrants (see Note 3) and Private Warrants (see Note 4) could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted net income (loss) per share because the warrants were anti-dilutive as their exercise price was in excess of the average Class A common stock price over the periods presented. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for all periods presented.

A reconciliation of net income per share is as follows for the three months ended June 30, 2024:

	Class A
	subject to
	possible
	redemption	Class A	Class B	Totals
Allocation of undistributable income	1,051,993	20,448	340,796	1,413,237
Net income to common stock	$1,051,993	$20,448	$340,796	$1,413,237

Weighted average shares outstanding, basic and diluted	7,099,792	138,000	2,300,000	—

Basic and diluted net income per share	$0.15	$0.15	$0.15	—

A reconciliation of net loss per share is as follows for the six months ended June 30, 2024:

	Class A
	subject to
	possible
	redemption	Class A	Class B	Totals
Allocation of undistributable losses	(6,132,517)	(118,049)	(1,967,481)	(8,218,047)
Net loss to common stock	$(6,132,517)	$(118,049)	$(1,967,481)	$(8,218,047)

Weighted average shares outstanding, basic and diluted	7,168,959	138,000	2,300,000	—

Basic and diluted net loss per share	$(0.86)	$(0.86)	$(0.86)	—

A reconciliation of net loss per share is as follows for the three months ended June 30, 2023:

	Class A
	subject to
	possible
	redemption	Class A	Class B	Totals
Allocation of undistributable losses	(4,083,196)	(61,248)	(1,020,799)	(5,165,243)
Net loss to common stock	$(4,083,196)	$(61,248)	$(1,020,799)	$(5,165,243)

Weighted average shares outstanding, basic and diluted	9,200,000	138,000	2,300,000	—

Basic and diluted net loss per share	$(0.44)	$(0.44)	$(0.44)	—

A reconciliation of net loss per share is as follows for the six months ended June 30, 2023:

	Class A
	subject to
	possible
	redemption	Class A	Class B	Totals
Allocation of undistributable losses	(4,546,071)	(68,191)	(1,136,518)	(5,750,780)
Net loss to common stock	$(4,546,071)	$(68,191)	$(1,136,518)	$(5,750,780)

Weighted average shares outstanding, basic and diluted	9,200,000	138,000	2,300,000	—

Basic and diluted net loss per share	$(0.49)	$(0.49)	$(0.49)	—

Marketable Securities Held in Trust Account

At June 30, 2024 and December 31, 2023, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold as part of the Initial Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets. The redemption values as of June 30, 2024, includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the trust account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of June 30, 2024 and December 31, 2023 is as follows:

Gross proceeds from sale of Public Units	$92,000,000
Less: Proceeds allocated to Public Warrants (Note 3)	(1,613,009)
Less: Proceeds allocated to Rights (Note 3)	(4,301,659)
Less: Proceeds allocated to underwriter’s overallotment option (Note 7)	(52,147)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(8,139,659)
Accretion to redemption value of Class A common stock subject to possible redemption	15,026,474
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	848,637
Class A common stock subject to possible redemption as of December 31, 2022	$93,768,637
Accretion to redemption value of Class A common stock subject to possible redemption due to extension payments	2,491,431
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	3,434,458
Less: Redemption of Class A common stock	(20,961,169)
Class A common stock subject to possible redemption as of December 31, 2023	$78,733,357
Accretion to redemption value of Class A common stock subject to possible redemption due to extension payments	1,933,695
Accretion to redemption value of Class A common stock subject to possible redemption due to dividend and interest income earned	1,537,789
Less: Redemption of Class A common stock	(2,567,092)
Class A common stock subject to possible redemption as of June 30, 2024	$79,637,749

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly was recognized at fair value. The fair value of this put option liability was estimated at $26,360,000 and $18,370,000 at June 30, 2024 and December 31, 2023, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Forward Purchase Agreement liability resulted in the recognition of a $1,590,000 gain and a $7,990,000 loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively. The Forward Purchase Agreement liability resulted in the recognition of a $5,540,000 and $6,100,000 loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The Forward Purchase Agreement liability was valued as of June 30, 2024 and December 31, 2023 using the Black-Scholes Option Pricing Model, assuming that Meteora will purchase the maximum number of shares of 6,600,000 at the business combination date, Meteora will receive $13.36 and $12.88 per share, respectively, upon the put option exercise and hold the shares until the end of its estimated contractual maturity period of 3.03 years and 3.25 years, respectively. The fair value of the resulting put option at June 30, 2024 and December 31, 2023, was adjusted for 98% and 80% probability of the completion of the Business Combination, respectively. Additionally, the valuation utilized a 50.5% and 41.7% volatility rate as of June 30, 2024 and December 31, 2023, respectively, and a

4.5% and 4.0% discount rate as of June 30, 2024 and December 31, 2023, respectively. As such, the Forward Purchase Agreement liability is considered to be a recurring Level 3 fair value measurement.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2024.

Forward
Purchase
Agreement
Liability
Balance at January 1, 2024	$18,370,000
Change in fair value of Forward Purchase Agreement Liability	9,580,000
Balance at March 31, 2024	27,950,000
Change in fair value of Forward Purchase Agreement Liability	(1,590,000)
Balance at June 30, 2024	$26,360,000

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2023.

Forward
Purchase
Agreement
Liability
Balance at January 1, 2023	$2,770,000
Change in fair value of Forward Purchase Agreement Liability	560,000
Balance at March 31, 2023	3,330,000
Change in fair value of Forward Purchase Agreement Liability	5,540,000
Balance at June 30, 2023	$8,870,000

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

Due to Sponsor – related party

The Due to Sponsor - related party balance as of June 30, 2024 totaled $128,460, of which $123,600 represents unpaid monthly administrative fees and $4,860 represents cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5). These funds will be remitted to the Sponsor in the normal course of business.

The Due to Sponsor balance as of December 31, 2023 of $68,460 includes $63,600 in unpaid monthly administrative fees and $4,860 in cash collected on behalf of the Sponsor in connection with the sale of the Founder Shares to the Anchor Investors (Note 5).

Income Taxes

The Company accounted for income taxes in accordance with ASC 740, “Income Taxes”. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of June 30, 2024 and December 31, 2023, the Company has not recorded any amounts related to uncertain tax positions. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founder Shares to the group of ten Anchor Investors (see Note 1). The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor and are included in Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

During the three and six months ended June 30, 2024, the Sponsor loaned the Company $120,000 and $500,000 in Working Capital Loans, respectively. The Working Capital Loans were to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of June 30, 2024 and December 31, 2023, the Company had $1,239,457 and $739,457, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible notes – related party in the accompanying unaudited condensed consolidated balance sheets.

On the Closing Date, the Sponsor converted $750,000 of the Working Capital Loans into 750,000 warrants to purchase common stock at an exercise price of $11.50 per share. The remaining balance of $489,457 is payable upon demand.

Loans Payable

On May 13, 2024, the Company issued an unsecured promissory note (the "First May 2024 Promissory Note"), in the principal amount of $40,000 to the Sponsor. No interest shall accrue on the unpaid principal balance of the note and the note was repayable in full on the date on which the Company consummates an initial business combination.

On May 31, 2024, the Company issued an unsecured promissory note (the "Second May 2024 Promissory Note"), in the principal amount of $25,030 to the Sponsor. No interest shall accrue on the unpaid principal balance of the note and the note was repayable in full on the date on which the Company consummates an initial business combination.

As of June 30, 2024 and December 31, 2023, the balance due under the promissory notes described above totaled $65,030 and $0, respectively, included in Loans payable - related party on the unaudited condensed consolidated balance sheets.

At the Closing Date, the loan payable balance of $65,030 was not repaid and remained outstanding and is due upon demand.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination, the Company ceased paying these monthly fees. The Company incurred $30,000 and $60,000 under the agreement during each of the three and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, $123,600 and $63,600, respectively, were due under the administrative support agreement, included in Due to Sponsor - related party (see Note 2) on the unaudited condensed consolidated balance sheets.

NOTE 6 — CONVERTIBLE NOTES

As of June 30, 2024 and December 31, 2023, $445,000 was due to ConnectM under certain convertible notes with terms identical to those of the Working Capital Loans, included in Convertible notes on the unaudited condensed consolidated balance sheets.

NOTE 7 — INCOME TAXES

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items.

The Company’s ETR was 12.8% and (5.5)% for the three and six months ended June 30, 2024, respectively.  The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible for federal income tax purposes. The difference between the Company’s ETR for the three and six months ended June 30, 2024 and the U.S. federal statutory rate of 21% is primarily due to the permanent differences arising from the gain (loss) on change in fair value of Forward Purchase Agreement liability, the business combination costs, and the temporary differences arising from the valuation allowance recorded against the deferred taxes arising from the Company’s startup costs.

The Company’s ETR was (4.4)% and (8.1)% for the three and six months ended June 30, 2023, respectively.  The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible for federal income tax purposes. The difference between the Company’s ETR for the three and six months ended June 30, 2023 and the U.S. federal statutory rate of 21% is primarily due to the permanent differences arising from the loss on change in fair value of Forward Purchase Agreement liability and the temporary differences arising from the valuation allowance recorded against the deferred taxes arising from the Company’s startup costs.

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

The underwriter received a cash discount of $0.10 per unit, or $0.92 million in the aggregate at the closing of the Initial Public Offering. In addition, $0.40 per share, or $3.68 million in the aggregate was payable to the underwriter for deferred underwriting commissions solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

On July 10, 2024, the Company entered into a (i) Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement Dated May 10, 2022 (the “Discharge Agreement”) and (ii) Promissory Note, in each case with the underwriter. On July 11, 2024, the Company and the underwriter amended and restated the Discharge Agreement (the “Amended Discharge Agreement”) and the Promissory Note (the “Amended Note”). Pursuant to the Amended Discharge Agreement, in lieu of the Company tendering the full amount of the $3.68 million deferred underwriting commission in cash at the closing of the Company's initial business combination, the underwriter agreed to accept from the Company (i) a payment of $500,000 in cash within 30 days of the closing of the Company’s initial business combination pursuant to the Amended Note and (ii) issuance of the Amended Note. The Amended Note has a principal amount of $3,180,000 (after the application of the initial payment of $500,000), matures in one year and shall be due and payable upon the demand of the underwriter and upon certain events of default. The Company may prepay the Amended Note in whole or in part at any time without penalty. In addition, the Company is obligated to pay toward the Note 10% of the aggregate gross proceeds from any sale of equity or equity derivative instruments of the Company. Within five days of the maturity date of the Amended Note, the Company may elect to convert the Amended Note into shares of common stock of the Company based on the 5-day trailing volume weighted average price of the Company’s common stock at the maturity date of the Amended Note (subject to compliance with applicable rules of the Nasdaq Stock Market).

Other Commitments and Contingencies

In connection with the execution of the Merger Agreement, MCAC entered into the Forward Purchase Agreement with Meteora. Pursuant to the terms of the Forward Purchase Agreement, MCAC agreed to pay to Meteora an amount equal to the reasonable and documented attorney fees and other reasonable out-of-pocket expenses related thereto actually incurred by Meteora or its affiliates in connection with this Forward Purchase Transaction not to exceed (a) $75,000, (b) a quarterly fee of $5,000 (initially payable on the Trade Date (as defined in the agreement) and upon the first business day of each quarter and (c) expenses actually incurred in connection with the acquisition of the Shares in an amount not to exceed $0.05 per Share and $0.03 per disposition of each Share. In addition, a break-up fee equal to (i) all of Meteora’s reasonable and documented fees and expenses relating to the Forward Purchase Agreement capped at $75,000 plus (ii) $500,000, was payable by the Combined Company to Meteora in the event the Forward Purchase Agreement was terminated by MCAC. There were no expenses incurred in relation to the Forward Purchase Agreement through June 30, 2024. Refer to Note 1 for further discussion of the Forward Purchase Agreement.

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors of MCAC. As of June 30, 2024 and December 31, 2023 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 7,147,247 and 7,376,125 shares of Class A common stock issued and outstanding, respectively. Of the total Class A common stock shares issued and outstanding, 7,009,247 and 7,238,125 shares are included in temporary equity as of June 30, 2024 and December 31, 2023, respectively, in accordance with the Company's accounting policy described in Note 2.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. A total of 2,875,000 Class B shares were issued to the Sponsor on October 6, 2021. On May 10, 2022, the Sponsor surrendered 575,000 founder shares, for no consideration, resulting in the Sponsor and directors continuing to hold 2,300,000 shares of Class B common stock of which an aggregate of up to 300,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As the Underwriters exercised their overallotment option in full at the IPO date the forfeiture provisions lapsed for 300,000 Founder Shares. As of June 30, 2024 and December 31, 2023, there were 2,300,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock vote together as a single class on all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The Class B common stock will automatically convert into Class A common stock at the time of a Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any the Company in the Business Combination and any Private Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B common stock convert into Class A common stock at a rate of less than one-to-one.

Warrants — As of June 30, 2024 and December 31, 2023, 9,200,000 Public Warrants and 3,040,000 Private Placement Warrants (the “Warrants”) were outstanding. The Public and Private Placement Warrants were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

The Warrants became exercisable 30 days after the completion of the Business Combination. However, no Warrant shall be exercisable for cash and the Company shall not be obligated to issue shares of common stock upon exercise of a Warrant unless the common stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the condition in the immediately preceding sentence is not satisfied with respect to a Warrant, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and such Warrant may have no value and expire worthless, in which case the purchaser of a Unit containing such Public Warrants shall have paid the full purchase price for the Unit solely for the shares of Common Stock underlying such Unit. Warrants may not be exercised by, or securities issued to, any registered holder in any state in which such exercise would be unlawful.

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

Rights —  As of June 30, 2024 and December 31, 2023, 9,200,000 Rights were outstanding. Each holder of the Rights issued at the IPO date will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company was unable to complete the initial Business Combination within the Combination Period, and the Company liquidated the funds held in the Trust Account, holders of Rights would not have received any of such funds for their rights, nor would they have received any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights would have expired worthless.

In connection with the closing of the Business Combination, the 9,200,000 Rights outstanding at the Closing Date converted into an aggregate of 920,000 shares of common stock.

NOTE 10 — STOCK-BASED COMPENSATION

In October 2021, the Sponsor transferred 25,000 shares of Class B common stock to each of the three independent director nominees as compensation for their service on the board of directors of MCAC. If the director nominee does not become a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such purchaser’s shares shall be returned to Sponsor. As such, the service period for these awards will not start until the IPO date. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants would be not recognized until the Triggering Event. As a result, the Company recorded no compensation expense for any periods through June 30, 2024.

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

Total unrecognized compensation expense related to unvested Founder Shares at June 30, 2024 and December 31, 2023 amounted to approximately $65,000 and was recognized at the Closing Date.

NOTE 11 — SUBSEQUENT EVENTS

The Company identified the following subsequent events, which have not been disclosed above.

On August 5, 2024, the Company entered into that certain Membership Interest Purchase Agreement ( “DeliveryCircle Purchase Agreement”) by and between the Company and Vijaya Rao, an individual resident of the State of Delaware (“Seller”), for the purposes of the Company acquiring from Seller certain of the issued and outstanding equity securities of DeliveryCircle, LLC, a Delaware limited liability company (“DeliveryCircle”). DeliveryCircle is engaged in the business of providing dispatch and delivery services and related software. Capitalized terms used herein but not defined herein have the meanings ascribed thereto in the DeliveryCircle Purchase Agreement.

Pursuant to the DeliveryCircle Purchase Agreement, at the closing of the transactions contemplated therein, the Company purchased from the Seller certain membership interests in DeliveryCircle, comprising 842,157 Class A Units, 207,843 Class P Units and 3,063 Series A Units (the “Acquired Interests”), which represent issued and outstanding equity securities of DeliveryCircle comprising (i) forty-six percent (46.0%) of the equity interests in DeliveryCircle and (ii) fifty-seven percent (57.0%) of the voting interests in DeliveryCircle. In addition, in connection with the Company’s acquisition of the Acquired Interests, the Company will have the right to appoint four (4) out of the seven (7) voting members to DeliveryCircle’s board of directors.

Pursuant to the DeliveryCircle Purchase Agreement, the Company has agreed to acquire the Acquired Interests for an amount up to $5,234,788.00, comprising: (i) $520,000.00 (the “Base Purchase Price”), plus (ii) the Contingent Value Amount, subject to adjustment as provided in the Purchase Agreement. The Base Purchase Price is due and payable to the Seller thirty (30) days after August 5, 2024. The Contingent Value Amount, in the aggregate amount of up to $4,715,430, is payable in annual Contingent Value Payments (as defined) at the end of each of the eight calendar years commencing with the calendar year ending December 31, 2024 (each, a “Measurement Year”). The Company will pay to the Seller with respect to each Measurement Year an amount (each a “Contingent Value Payment”) equal to lowest of (i) the amount per year set forth in the DeliveryCircle Purchase Agreement (ii) twenty percent (20.0%) of the amount of DeliveryCircle’s Revenue Growth for the applicable Measurement Year and (iii) thirty-seven percent (37.0%) of DeliveryCircle’s EBITDA for the applicable Measurement Year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) covers a period prior to the closing of the Business Combination (as defined below). As a result, references to the “Company,” “our,” “us” or “we” refer to Monterey Capital Acquisition Corporation. References to the “Sponsor” refer to Monterrey Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Prior to the consummation of our previously announced Business Combination (defined below), we were a blank check company incorporated in Delaware on September 23, 2021, for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector. We were an emerging growth company and, as such, were subject to all the risks associated with emerging growth companies.

Subsequent to the Business Combination (defined below), we are a clean technology company focused on reversing the adverse effects of climate change by owning, developing, and operating the world’s largest network of electro-mechanical assets. The Company uses its proprietary full-stack technology platform and network of electro-mechanical assets: intelligent Heating, Ventilation and Air Conditioning (“HVAC”) appliances, Electric Vehicle (“EV”) chargers, and solar products and roofs to provide intelligence, enhanced visibility, and real-time monitoring and management of equipment performance for both service providers and end customers. The Company is headquartered in Marlborough, Massachusetts and has grown significantly through its acquisition-focused strategy.

Recent Developments

On July 12, 2024 (the “Closing Date”), MCAC consummated the business combination (the “Business Combination” or “Merger”) pursuant to the terms of the Agreement and Plan of Merger, dated as of December 31, 2022 (the “Merger Agreement”), by and among MCAC, Chronos Merger Sub, Inc., a wholly owned subsidiary of MCAC prior to the consummation of the Business Combination (“Merger Sub”) and ConnectM Technology Solutions Inc. (“Legacy ConnectM”). Pursuant to the Agreement and Plan of Merger, on the Closing Date, (i) the  Company changed its name to “ConnectM Technology Solutions, Inc.” and Legacy ConnectM changed its name to “ConnectM Operations, Inc.,” and (ii) Merger Sub merged with and into Legacy ConnectM, with Legacy ConnectM being the surviving company in the Business Combination. After giving effect to the Business Combination, Legacy ConnectM became a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, among other matters, at the effective time of the Business Combination (the “Effective Time”), (i) each share of Legacy ConnectM common stock issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive shares of the Company’s common stock at an exchange ratio of 3.3213477 (the “Exchange Ratio”), rounded down to the nearest whole share, and (ii) each share of Legacy ConnectM preferred stock issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive such number of shares of the Company’s common stock equal to (A) the aggregate number of shares of Legacy ConnectM common stock that would be issued upon conversion of the shares of Legacy ConnectM preferred stock based on the applicable conversion ratio immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio, rounded down to the nearest whole share. At the Closing, the Company issued an aggregate of 14,422,449 shares of common stock to the stockholders of Legacy ConnectM, and an aggregate of 920,000 shares of common stock to the holders of each right which was part of each unit issued by MCAC (as defined below) at the time of its initial public offering. An aggregate of 473,922 shares of common stock were reserved for issuance upon valid exercise of stock options assumed by the Company at the Closing and held by the Legacy ConnectM option holders and an aggregate of 77,499 shares of common stock were reserved for issuance upon the valid exercise of warrants assumed by the Company and held by the Legacy ConnectM warrant holders.

On July 10, 2024, the record date for a special meeting to approve the Business Combination (the “Special Meeting”), there were 9,447,247 shares of MCAC’s common stock issued and outstanding, consisting of (i) 7,147,247 shares of Class A common stock and (ii) 2,300,000 shares of Class B common stock held by the Sponsor. Prior to the Special Meeting, holders of 6,954,105 shares of MCAC Class A common stock (excluding 3,288,466 shares of the common stock purchased by Meteora (as defined below) directly from the redeeming stockholders under the Forward Purchase Agreement (as defined below)) exercised their right to redeem those shares for cash at a price of approximately $11.36 per share (net of the withholding for federal and franchise tax liabilities), for an aggregate of approximately $37.4 million The per share redemption price was paid out of MCAC’s trust account (the “Trust Account”), which, after taking into account the redemptions, but before any transaction expense and funds disbursed to Meteora in accordance with the Forward Purchase Agreement, had a balance at the Closing Date of $37,993,476.

On July 15, 2024, the common stock of the combined company began trading on the Nasdaq Global Market under the symbol “CNTM.”

Results of Operations

Our entire activity from inception through the IPO date was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination and preparation for the Business Combination. Since the IPO, we did not generate any operating revenues. Prior to the closing of the Business Combination, we continued to generate non-operating income in the form of dividend and interest income on marketable securities held in the Trust Account.

For the three months ended June 30, 2024, we had net income of $1,413,237, which was primarily related to $1,035,191 of dividend and interest income earned in the Trust Account and a $1,590,000 gain on the change in fair value of the Forward Purchase Agreement liability, partially offset $1,005,064 of general and administrative costs and $206,890 of income tax expense (primarily related to the dividend and interest income earned in the Trust Account). For the three months ended June 30, 2023, we had a net loss of $5,165,243, which was primarily related to $543,038 of general and administrative costs, $217,590 of income tax expense, and $5,540,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $1,135,385 of dividend and interest income earned in the Trust Account. The increase in general and administrative costs during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is due to increased expenditures as we neared completion of the Business Combination with ConnectM. The change in the fair value of the Forward Purchase Agreement liability is primarily driven by the change in the probability of the successful consummation of the Business Combination, which has increased consistently since the execution of the Merger Agreement on December 31, 2022. The gain on the change in fair value of the Forward Purchase Agreement liability was primarily due to the decrease in the estimated stock volatility as compared to March 31, 2024 valuation.

For the six months ended June 30, 2024, we had a net loss of $8,218,047, which was primarily related to $1,865,386 of general and administrative costs, $431,573 of income tax expense, and $7,990,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $2,069,362 of dividend and interest income earned in the Trust Account (primarily related to the dividend and interest income earned in the Trust Account). For the six months ended June 30, 2023, we had a net loss of $5,750,780, which was primarily related to $1,352,965 of general and administrative costs, $432,100 of income tax expense, and $6,100,000 loss on the change in fair value of the Forward Purchase Agreement liability, partially offset by $2,134,285 of dividend and interest income earned in the Trust Account. The increase in general and administrative costs during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is due to increased expenditures as we neared completion of the Business Combination with ConnectM. The change in the fair value of the Forward Purchase Agreement liability is primarily driven by the change in the probability of the successful consummation of the Business Combination, which has increased consistently since the execution of the Merger Agreement on December 31, 2022.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $230,045 in cash, of which $230,000 was withdrawn from the Trust Account and pending remittance to the U.S. Internal Revenue Services for income taxes. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. Up to $100,000 of interest and dividends earned in the Trust Account were available to pay dissolution expenses, if the Merger had not been consummated. Through June 30, 2024, $1,860,116 of dividend and interest income has been withdrawn from the Trust Account for payment of franchise and income taxes.

In order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). During the six months ended June 30, 2024, the Sponsor loaned the Company $500,000 in Working Capital Loans. As of June 30, 2024, the Company had $1,239,457 outstanding Working Capital Loans in the form of convertible notes (Note 5) from the Sponsor. In addition, during the six months ended June 30, 2024, the Company received an aggregate of $65,030 in proceeds from the Sponsor under the unsecured promissory notes (see Note 5).

At the Closing Date, the Sponsor converted $750,000 of the Working Capital Loans into 750,000 warrants to purchase common stock at an exercise price of $11.50 per share (see Note 5). Upon the closing of the Business Combination, approximately $218,329 of net cash was available to the Company from the Business Combination, after deducting certain transaction fees and expenses and net of the amounts to Meteora under the terms of the Forward Purchase Agreement (see above).

For the six months ended June 30, 2024 and 2023, cash used in operating activities was $612,339 and $618,518, respectively. Although general and administrative expenses increased during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, the cash used in operating activities was consistent with the prior period due to the timing of payment of expenses related to the Business Combination.

On April 10, 2024, the Company received a letter (the “Notice”) from the Nasdaq Listing Qualifications department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on the Nasdaq Global Market. Under the Rule, the Company is required to maintain at least 400 total holders (the “Total Holder Requirement”). The Notice indicates that the Company has 45 calendar days (the “Deadline”) to submit a plan (the “Compliance Plan”) to regain compliance with the Rule. Following the closing of the Business Combination, the Company regained compliance with the Rule.

Due to its current liabilities for taxes and transaction costs in relation to the Business Combination and potential liabilities under the DeliveryCircle Purchase Agreement (as defined and discussed in Note 11), the funds available after the closing of the Business Combination may not be sufficient to meet the expenditures required for operating its business for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements. The Company may need to raise additional capital through equity or debt issuances. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Commitments and Contractual Obligations

Amended and Restated Registration Rights Agreement

On the Closing Date, the Company entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with the Sponsor, certain prior stockholders of the Company, certain stockholders of Legacy ConnectM, the Company’s officers, directors and holders of 10% or more of the Company’s common stock (all such counterparties, collectively, the “Reg Rights Holders”). The A&R Registration Rights Agreement amended and restated the Company’s Registration Rights Agreement dated May 10, 2022 (the “IPO Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, the Company will, within 30 days after the Closing, file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and the Company

will use its reasonable best efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) sixty (60) calendar days after the filing thereof (or, in the event the SEC reviews and has written comments to the Resale Registration Statement, the ninetieth (90th) calendar day following the filing thereof) and (ii) the third (3rd) business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the Resale Registration Statement will not be “reviewed” or will not be subject to further review. In certain circumstances, the Reg Rights Holders can demand the Company’s assistance with underwritten offerings and block trades, and the Reg Rights Holders will be entitled to certain piggyback registration rights.

Underwriting Agreement

$3,680,000 in the aggregate (reflecting the full exercise by the underwriter of its over-allotment option), will be payable to the underwriter for deferred underwriting commissions. The deferred fee was payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

On July 10, 2024, the Company entered into a (i) Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement Dated May 10, 2022 (the “Discharge Agreement”) and (ii) Promissory Note, in each case with the underwriter. On July 11, 2024, the Company and the underwriter amended and restated the Discharge Agreement (the “Amended Discharge Agreement”) and the Promissory Note (the “Amended Note”). Pursuant to the Amended Discharge Agreement, in lieu of the Company tendering the full amount of the $3.68 million deferred underwriting commission in cash at the closing of the Company’s initial business combination, the underwriter agreed to accept from the Company (i) a payment of $500,000 in cash within 30 days of the closing of the Company’s initial business combination pursuant to the Amended Note and (ii) issuance of the Amended Note. The Amended Note has a principal amount of $3,680,000, matures in one year and shall be due and payable upon the demand of the underwriter and upon certain events of default. The Company may prepay the Amended Note in whole or in part at any time without penalty. In addition, the Company is obligated to pay toward the Note 10% of the aggregate gross proceeds from any sale of equity or equity derivative instruments of the Company. Within five days of the maturity date of the Amended Note, the Company may elect to convert the Amended Note into shares of common stock of the Company based on the 5-day trailing volume weighted average price of the Company’s common stock at the maturity date of the Amended Note (subject to compliance with applicable rules of the Nasdaq Stock Market).

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for office space, secretarial and administrative services. The Company incurred $30,000 and $60,000 under the agreement during the three and six months ended June 30, 2024, respectively. At the Closing Date, the Company ceased paying these monthly fees. As of June 30, 2024 and December 31, 2023, $123,600 and $63,600, respectively, were due under the administrative support agreement, included in Due to Sponsor - related party in the Company’s unaudited condensed consolidated balance sheets.

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

The Forward Purchase Agreement with Meteora entered into on December 31, 2022 resulted in Meteora holding a put option on shares to be purchased pursuant to the agreement, up to the maximum of 6,600,000. Pursuant to ASC 815, Derivatives and Hedging, this instrument meets the definition of a derivative and accordingly is recognized at fair value. The fair value of this put option liability was estimated at $26,360,000 and $18,370,000 at June 30, 2024 and December 31, 2023, respectively, assuming Meteora will purchase the maximum number of shares at the consummation of the Business Combination. The Forward Purchase Agreement liability resulted in the recognition of a $1,590,000 gain and a $7,990,000 net loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively. The Forward Purchase Agreement liability resulted in the recognition of a $5,540,000 and $6,100,000 loss on the change in fair value of Forward Purchase Agreement Liability in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

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

In addition, at the IPO date, the Sponsor sold 60,000 Founder Shares to each Anchor Investor, or the aggregate of 600,000 Founder Shares to the group of ten Anchor Investors. The proceeds of $4,860 from the sale were collected by the Company on behalf of the Sponsor, and are included in Due to Sponsor – related party on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

During the three and six months ended June 30, 2024, the Sponsor loaned the Company $120,000 and $500,000 in Working Capital Loans, respectively. The Working Capital Loans were to be repaid upon consummation of a Business Combination, without interest, or, at the lender’s option, up to $1.5 million of the outstanding Working Capital Loans are convertible into Private Warrants at a price of $1.00 per warrant. As of June 30, 2024 and December 31, 2023, the Company had $1,239,457 and $739,457, respectively, borrowed under the Working Capital Loans from the Sponsor included in Convertible notes – related party in the accompanying unaudited condensed consolidated balance sheets.

On the Closing Date, the Sponsor converted $750,000 of the Working Capital Loans into 750,000 warrants to purchase common stock at an exercise price of $11.50 per share. The remaining balance of $489,457 is payable upon demand.

Loans Payable

On May 13, 2024, the Company issued an unsecured promissory note (the “First May 2024 Promissory Note”), in the principal amount of $40,000 to the Sponsor. No interest shall accrue on the unpaid principal balance of the note and the note was repayable in full on the date on which the Company consummates an initial business combination.

On May 31, 2024, the Company issued an unsecured promissory note (the “Second May 2024 Promissory Note”), in the principal amount of $25,030 to the Sponsor. No interest shall accrue on the unpaid principal balance of the note and the note was repayable in full on the date on which the Company consummates an initial business combination.

As of June 30, 2024 and December 31, 2023, the balance due under the promissory notes described above totaled $65,030 and $0, respectively, included in Loans payable – related party on the unaudited condensed consolidated balance sheets.

At the Closing Date, the loan payable balance of $65,030 was not repaid and remained outstanding and is due upon demand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements in the financial statements. The following material weaknesses in internal controls over financial reporting were identified:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 2024 to June 2024, Legacy ConnectM issued promissory notes for an aggregate principal amount of $2.55 million which accrue interest at a simple annual rate between 20.0% and 24.0% and will mature either 15 days after the business combination or between August 15, 2024 and May 31, 2025.

On the Closing Date, the Sponsor converted $750,000 of certain convertible promissory notes by and between Sponsor and the Company into 750,000 warrants to purchase Common Stock at an exercise price of $11.50 per share.

All of the aforementioned issuances of securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Sections 4(a)(2) or 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation of ConnectM Technology Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on From 8-K filed with the Securities and Exchange Commission on July 18, 2024)

3.2

Amended and Restated Bylaws of ConnectM Technology Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on From 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.1

Membership Interest Purchase Agreement, by and among the Registrant and Vijaya Rao, dated as of August 5, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on From 8-K filed with the Securities and Exchange Commission on August 6 2024)

10.2	Amendment to Forward Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K filed with the Securities and Exchange Commission on August 6, 2024)
31.1*	Certificate Pursuant to 17 CFR 240.13a-14(a)
31.2*	Certificate Pursuant to 17 CFR 240.13a-14(a)
32.1**	Certificate Pursuant to 18 U.S.C. Section 1350
32.2**	Certificate Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

Dated: August 14, 2024	By:	/s/ Bhaskar Panigrahi
	Name:	Bhaskar Panigrahi
	Title:	Chief Executive Officer
(Principal Executive Officer)

CONNECTM TECHNOLOGY SOLUTIONS, INC.

Dated: August 14, 2024	By:	/s/ Bhaskar Panigrahi
	Name:	Bhaskar Panigrahi
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)