Form 10-Q
period 2024-09-30
ConnectM Technology Solutions, Inc.
filed 2024-12-16
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of December 10, 2024, there were 21,249,057 shares of common stock of the Company issued and outstanding.

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “CNTM”. The Company intends to list the warrants to purchase shares of Common Stock with an exercise price of $11.50 per share (the “Public Warrants”) on the OTC Market. The unaudited condensed consolidated financial statements included herein reflect the operations of ConnectM for prior periods, as ConnectM is the accounting acquirer and predecessor. Until the Merger, MCAC neither engaged in any operations nor generated any revenue, and based on its business activities, MCAC was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

CONNECTM TECHNOLOGY SOLUTIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023 (AUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$1,882	$1,160
Accounts receivable, net	1,863	685
Contract asset	—	344
Convertible note receivable	—	445
Inventory	320	277
Deferred offering costs	—	1,297
Due from Monterey Capital Acquisition Corporation	—	2,491
Forward purchase agreement	2,196	—
Prepaid expenses and other assets	1,191	651
Total current assets	7,452	7,350
Right-of-use asset - operating lease	199	284
Right-of-use asset - finance lease	167	252
Property, plant and equipment, net	996	1,138
Goodwill	3,037	2,247
Intangible assets, net	1,851	1,841
Investment recorded at cost	45	45
Total Assets	$13,747	$13,157

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$10,357	$3,860
Accrued expenses	4,631	1,718
Due to Libertas	1,057	—
Due to related party	686	—
Current portion of debt, related party	85	85
Current portion of debt, net of debt discount	15,966	11,935
Current portion of convertible debt, at fair value	4,392	2,179
Current portion of operating lease liability	114	115
Current portion of finance lease liability	114	99
Current portion of contingent consideration	199	—
Contract liabilities	662	1,121
Income taxes payable	386	—
Total current liabilities	38,649	21,112
Non-current portion of operating lease liability	118	173
Non - current portion of debt, related party	99	—
Non-current portion of finance lease liability	115	203
Noncurrent portion of debt, net of debt discount	1,417	1,150
Contingent consideration	377	—
Total liabilities	40,775	22,638

Commitments and Contingencies (Note 9)
Mezzanine Equity
Series Seed Convertible Preferred Shares; 0 and 2,139,050 shares authorized, issued, and outstanding as of September 30,2024 and December 31, 2023, respectively	—	2,200
Series Seed-1 Convertible Preferred Shares; 0 and 302,642 shares authorized, issued, and outstanding as of September 30,2024 and December 31, 2023, respectively	—	293
Series A-1 Convertible Preferred Shares; 0 and 2,467,990 shares authorized, issued, and outstanding as of September 30,2024 and December 31, 2023, respectively	—	3,195
Series B-1 Convertible Preferred Shares; 0 and 2,158,357 shares authorized, issued, and outstanding as of September 30,2024 and December 31, 2023, respectively	—	3,984
Series B-2 Convertible Preferred Shares; 0 and 995,509 shares authorized, issued, and outstanding as of September 30,2024 and December 31, 2023, respectively	—	2,311
Total mezzanine equity	—	11,983

Stockholders’ Deficit:
Preferred stock Series A, $0.001 par value, 10,000,000 and 1,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively, 0 shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively, 21,124,057 and 5,291,381 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	—
Additional paid-in-capital	11,425	1,307
Accumulated deficit	(39,910)	(22,860)
Accumulated other comprehensive income	144	115
Stockholders’ deficit	(28,340)	(21,438)
Noncontrolling interests	1,311	(26)
Total stockholders’ deficit	(27,029)	(21,464)
Total liabilities, mezzanine equity and stockholders’ deficit	$13,747	$13,157

See accompanying notes to unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE

AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$6,074	$4,384	$17,299	$15,484
Costs and expenses:
Cost of revenues	4,200	3,716	11,010	11,020
Selling, general and administrative expenses	4,900	2,843	11,773	8,780
Loss on impairment of intangible assets	—	—	406	—
Loss from operations	(3,026)	(2,175)	(5,890)	(4,316)

Other income (expense):
Interest expense	(667)	(472)	(1,820)	(902)
Loss on extinguishment of debt	—	—	(592)	—
Change in fair value of convertible notes	(1,623)	182	(1,623)	182
Change in fair value of forward purchase agreement	(8,575)	—	(8,575)	—
Gain on forward purchase agreement modification	1,443	—	1,443	—
Other income (expense), net	270	(149)	59	4
Total other income (expense)	(9,152)	(439)	(11,108)	(716)

Loss before income taxes	(12,178)	(2,614)	(16,998)	(5,032)

Income tax benefit	—	—	—	—
Net loss	$(12,178)	$(2,614)	$(16,998)	$(5,032)

Net income (loss) attributable to noncontrolling interests	60	(7)	52	(28)
Net loss attributable to shareholders’	$(12,238)	$(2,607)	$(17,050)	$(5,004)

Foreign currency translation adjustments	19	26	29	92
Comprehensive loss	$(12,159)	$(2,588)	$(16,969)	$(4,940)

Comprehensive income (loss) attributable to noncontrolling interest	60	(7)	52	(28)
Comprehensive loss attributable to common stockholders	$(12,219)	$(2,581)	$(17,021)	$(4,912)

Weighted average shares outstanding of common stock	20,171,922	21,124,057	15,643,799	21,124,057
Basic and diluted net loss per share, common stock	$(0.61)	$(0.12)	$(1.09)	$(0.24)

See accompanying notes to unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

(in thousands, except share amounts)

															Accumulated
	Preferred Shares subject to Possible Redemption												Additional		Other			Total
	Series Seed Preferred		Series Seed-1 Preferred		Series A-1 Preferred		Series B-1 Preferred		Series B-2 Preferred		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of June 30, 2023	2,139,050	$2,200	302,642	$293	2,467,990	$3,195	2,158,357	$3,984	995,509	$2,311	5,274,774	$—	$1,307	$(16,108)	$84	$(14,718)	$2	$(14,716)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26	26	—	26

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,607)	—	(2,607)	(7)	(2,614)

Balances, as of September 30, 2023	2,139,050	$2,200	302,642	$293	2,467,990	$3,195	2,158,357	$3,984	995,509	$2,311	5,274,774	$—	$1,307	$(18,715)	$110	$(17,299)	$(5)	$(17,304)

															Accumulated
	Preferred Shares subject to Possible Redemption												Additional		Other			Total
	Series Seed Preferred		Series Seed-1 Preferred		Series A-1 Preferred		Series B-1 Preferred		Series B-2 Preferred		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of June 30, 2024	2,139,050	$2,200	302,642	$293	2,467,990	$3,195	2,158,357	$3,984	995,509	$2,311	5,307,988	$—	$1,394	$(27,672)	$125	$(26,153)	$(36)	$(26,189)

Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19	19	—	19

Business combination with MCAC, net of transaction costs	—	—	—	—	—	—	—	—	—	—	6,684,814	1	(5,730)	—	—	(5,729)	—	(5,729)

Asset acquisition with Delivery Circle	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,287	1,287

Conversion of preferred shares	(2,139,050)	(2,200)	(302,642)	(293)	(2,467,990)	(3,195)	(2,158,357)	(3,984)	(995,509)	(2,311)	8,063,663	1	11,982	—	—	11,983	—	11,983

Conversion of convertible debt	—	—	—	—	—	—	—	—	—	—	1,067,592	—	3,779	—	—	3,779	—	3,779

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,238)	—	(12,238)	60	(12,178)

Balances, as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	21,124,057	$2	$11,425	$(39,910)	$144	$(28,339)	$1,311	$(27,028)

See accompanying notes to unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’

DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

(in thousands, except share amounts)

															Accumulated
	Preferred Shares subject to Possible Redemption												Additional		Other			Total
	Series Seed Preferred		Series Seed-1 Preferred		Series A-1 Preferred		Series B-1 Preferred		Series B-2 Preferred		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of December 31, 2022	2,139,050	$2,200	302,642	$293	2,467,990	$3,195	2,158,357	$3,984	995,509	$2,311	5,274,774	$—	$1,307	$(13,711)	$18	$(12,387)	$23	$(12,364)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	92	92	—	92

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,004)	—	(5,004)	(28)	(5,032)

Balances, as of September 30, 2023	2,139,050	$2,200	302,642	$293	2,467,990	$3,195	2,158,357	$3,984	995,509	$2,311	5,274,774	$—	$1,307	$(18,715)	$110	$(17,299)	$(5)	$(17,304)

															Accumulated
	Preferred Shares subject to Possible Redemption												Additional		Other			Total
	Series Seed Preferred		Series Seed-1 Preferred		Series A-1 Preferred		Series B-1 Preferred		Series B-2 Preferred		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of December 31, 2023	2,139,050	$2,200	302,642	$293	2,467,990	$3,195	2,158,357	$3,984	995,509	$2,311	5,291,381	$—	$1,307	$(22,860)	$115	$(21,438)	$(26)	$(21,464)

Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29	29	—	29

Business combination with MCAC, net of transaction costs	—	—	—	—	—	—	—	—	—	—	6,684,814	1	(5,730)	—	—	(5,729)	—	(5,729)

Asset acquisition with Delivery Circle	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,287	1,287

Conversion of preferred shares	(2,139,050)	(2,200)	(302,642)	(293)	(2,467,990)	(3,195)	(2,158,357)	(3,984)	(995,509)	(2,311)	8,063,663	1	11,982	—	—	11,983	—	11,983

Conversion of convertible debt	—	—	—	—	—	—	—	—	—	—	1,067,592	—	3,779	—	—	3,779	—	3,779

Noncontrolling interest ownership change	—	—	—	—	—	—	—	—	—	—	—	—	51	—	—	51	(2)	49

Issuance of common stock	—	—	—	—	—	—	—	—	—	—	16,607	—	35	—	—	35	—	35

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1	—	1

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,050)	—	(17,050)	52	(16,998)

Balances, as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	21,124,057	$2	$11,425	$(39,910)	$144	$(28,339)	$1,311	$(27,028)

See accompanying notes to unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023 (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,998)	$(5,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	188	201
Amortization of intangible assets	319	377
Amortization of debt discount	60	250
Stock-based compensation expense	36	—
ROU amortization on finance leases	86	134
ROU amortization on operating leases	85	135
Gain on disposal of property and equipment	—	(22)
Loss on impairment of intangible assets	406	—
Loss on extinguishment of debt	592	—
Unrealized loss (gain) on fair value measurement of debt	1,623	(182)
Change in fair value of forward purchase agreement	8,575	—
Gain on modification of forward purchase agreement	(1,443)	—
Changes in operating assets and liabilities:
Accounts receivable	(559)	(52)
Contract asset	344	—
Inventory	(42)	(178)
Prepaid expenses	(26)	(68)
Accounts payable	2,722	531
Accrued expenses	1,296	386
Operating lease liabilities	(56)	(133)
Contract liabilities	(459)	130
Net cash used in operating activities	(3,251)	(3,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59)	(49)
Proceeds from the sale of property and equipment	—	57
Investment in cost method investment	—	(45)
Issuance of convertible note	—	(375)
Cash paid for noncontrolling interest	(60)	—
Cash acquired in Delivery Circle Acquisition	699	—
Cash paid for capitalized software development costs	(129)	(35)
Net cash provided by (used in) investing activities	451	(447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from the business combination	80,095	—
Cash paid in connection with forward purchase agreement	(37,624)	—
Proceeds from forward purchase agreement	766	—
Proceeds from the issuance of debt	5,874	6,828
Proceeds from the issuance of convertible notes	740	900
Proceeds from related party debt	99	—
Cash paid for debt issuance costs	(788)	(731)
Payments of deferred offering costs	(1,243)	(1,782)
Payments of debt	(1,765)	—
Advance to Monterey Capital Acquisition Corporation	(1,934)	—
Advance from lender	1,057	(1,840)
Payments on convertible notes	(50)	—
Payments for redemptions of preferred stock	(41,653)	—
Payment on finance leases	(73)	(111)
Net cash provided by financing activities	3,501	3,264

Effect of exchange rate changes on cash and cash equivalents	21	102
Increase (decrease) in cash and cash equivalents	722	(604)
Cash, beginning of year	1,160	1,923
Cash, end of year	$1,882	$1,319

Supplemental disclosures of cash flow information:
Cash paid for interest	$486	275
Cash paid for taxes	$—	$—

Supplemental disclosures of noncash financing information:
Recognition of right-of-use asset, operating	$—	$200
Recognition of right-of-use asset, finance	$—	$56
Vehicles acquired through issuance of debt	$—	$316
Conversion of preferred stock to common stock	$11,982	$—
Conversion of convertible debt to common stock	$3,779	$—
Recapitalization of ACA noncontrolling interests	$111	$—
Prepaid insurance financed through funding agreement	$435	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

(SUCCESSOR TO MONTEREY CAPITAL ACQUISITION CORPORATION)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 —  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ConnectM Technology Solutions, Inc. (“ConnectM” or the “Company”) was originally incorporated on July 19, 2016, under the Commonwealth of Massachusetts. On March 22, 2019, the Company re-domesticated under the laws of the state of Delaware. ConnectM is a clean energy technology and solutions provider for residential and light commercial buildings and all-electric original equipment manufacturers (“OEMs”), with a proprietary digital platform to accelerate the transition to solar and all-electric heating, cooling and transportation. The Company’s technology platform encompasses marketing to life cycle management, customer care to claims processing, finance to rebates/incentives. The Company’s architecture melds artificial intelligence with the humankind, and learns from the data it generates to become better at providing technology solutions to customers and quantifying customer lifetime value. In addition to digitizing electrification end-to-end, we also reimagined the underlying business model to minimize customer churn while maximizing trust and improving environmental impact.

The Company uses its proprietary full-stack technology platform and network of electro-mechanical assets: Intelligent Heating, Ventilation and Air Conditioning (“HVAC”) appliances, Electric Vehicle (“EV”) chargers, and solar products to provide its full suite of services to its customers. The Company is headquartered in Marlborough, Massachusetts and has grown significantly through its acquisition-focused strategy. The Company’s unaudited condensed consolidated financial statements include the accounts of ConnectM, its fully owned subsidiaries and entities in which the Company owns a controlling financial interest.

On July 12, 2024 (the “Closing Date”), ConnectM Technology Solutions, Inc., a Delaware corporation, consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 31, 2022, by and among the Company, Chronos Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and ConnectM Operations, Inc. (f/k/a ConnectM Technology Solutions Inc., “Legacy ConnectM”), following the approval at a special meeting of the stockholders of Monterrey Capital Acquisition Corporation held on July 10, 2024.

Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy ConnectM, with Legacy ConnectM surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “business combination”). On the Closing Date, Monterey Capital Acquisition Corporation changed its name to “ConnectM Technology Solutions, Inc.”

The Business Combination is accounted for as a reverse recapitalization, and as such all shares, options, and warrants have been retroactively adjusted based on the Exchange Ratio in the agreement.

As of the open of trading on July 15, 2024, the Common Stock began trading on the Nasdaq Global Market under the symbol “CNTM.”

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements here within are presented in thousands with the exception of share data, which are presented in whole U.S dollars.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company incurred net losses of $12.2 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, and $17.0 million and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company had an accumulated deficit of $39.9 million as of September 30, 2024. The Company’s net cash used in operating activities was $3.3 million for the nine months ended September 30, 2024 and the working capital deficit totaled $31.2 as of September 30, 2024.

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising capital through issuances of debt and equity securities, and extending existing debt agreements. A failure to raise sufficient financing and/or extend existing debt agreements, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Significant Accounting Policies

There have been no changes to our significant accounting policies described within the Notes to the Company’s consolidated financial statements as of and for the year ended December 31, 2023. Certain required disclosures relating to our significant accounting policies are disclosed below.

Business combinations

The Company accounts for business combinations using the acquisition method of accounting and records any identifiable intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The Company allocates the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisition.

The results of operations for an acquired business are included in the Company’s unaudited condensed consolidated financial statements from the date of acquisition.

Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of the identifiable assets acquired.

The Company accounts for goodwill under ASC Topic 350- Intangibles-Goodwill and Other, which does not permit amortization, but instead requires the Company to perform an annual impairment review, or more frequently if events or circumstances indicate that impairment may be more likely. The Company evaluates the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists that may indicate the fair value of the Company’s identified reporting unit is less than its carrying amount, and thus if goodwill is impaired. If it is more likely than not that goodwill is impaired, the Company tests goodwill for impairment, in which the estimated fair value of the reporting unit is compared to its carrying amount and an impairment loss is recognized for the excess of the carrying amount over fair value (if any), not to exceed the carrying amount of goodwill. During the nine months ended September 30, 2024 and 2023, the Company has determined that no impairment has occurred.

Net Loss Per Share

EPS is computed by dividing the sum of distributed and undistributed earnings for each class of stock by the weighted average number of shares outstanding for each class of stock for each period presented in the Company’s unaudited condensed consolidated statements of operations.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Given the Company is in a net loss position for the three and nine months ended September 30, 2024 and 2023, there is no difference between basic and diluted net loss per share.

The following outstanding shares of common stock equivalents are excluded from the computation of diluted net loss per share for all the periods and scenarios presented because including them would have an anti-dilutive effect:

ConnectM Stock Options	473,929
ConnectM Warrants	13,067,494

Investment Recorded at Cost

The Company accounts for its investment in cost securities in accordance with Accounting Standards Codification (“ASC”) 321, Investments — Cost Securities (“ASC 321”). Cost investments are comprised of investments in a private corporation, for which the fair value cannot be readily determinable nor does the investment qualify for the practical expedient to be valued at net asset value (NAV). As such, the Company has elected the measurement alternative afforded by ASC 321 to account for this investment at cost.

As of September 30, 2024, the Company had approximately $45 thousand of an investment carried at cost, which is included in Investment, cost in the accompanying unaudited condensed consolidated Balance Sheet.

The Company makes a qualitative assessment of whether the investment in cost securities are impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the Company estimates the investment’s fair value, and if the fair value is less than the investment’s carrying value, the Company recognizes an impairment loss in net income equal to the difference between the carrying value and fair value. Through September 30, 2024, the Company has determined that no indicators of impairment were triggered through its qualitative analysis, which utilizes external factors such as the health of the United States Stock Market, as well as information provided to the Company by the Company’s cost method investee. As such, no impairment losses were recognized for the three and nine months ended September 30, 2024.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign-currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its Forward Purchase Agreement in accordance with ASC 815-40. Accordingly, the Company recognizes the forward purchase agreement asset at fair value at each reporting period. The assets are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in ASU 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the FASB Accounting Standards Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. This pronouncement is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Released Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose significant segment expense categories and amounts for each reportable segment. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating this ASU and does not expect the adoption of this standard to have a material impact on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued accounting pronouncements not yet adopted will have a material effect on its condensed consolidated financial statements.

NOTE 2 — REPORTABLE SEGMENTS

As of September 30, 2024 and 2023, the Company reports operations in four reportable segments—Electrification, Decarbonization, OEM/EV and Managed Services representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. Each of our business segments is managed by a group of executives who reports to our chief executive officer (who is our “chief operating decision maker” under applicable accounting standards).

Our Electrification business segment generally focuses on the HVAC needs of the Company’s customers. This includes the servicing, repairing, installation, or updating of a homeowner’s heating and air conditioning. Our OEM/EV business segment generally focuses on the utilization of developed products for the monitoring of energy utilization and energy resources. Our Decarbonization business segment, which was created in 2022 with the acquisitions of CSH and SES, generally focuses on providing solar-related roof installations, inspections, and repairs to solar energy system integration and maintenance programs. This segment also sells solar panels to its customers. This results in its customer’s overall reduction in energy costs with a focus on a reduction of a customer’s carbon footprint. Lastly, our Managed Services business segment was created with the entering into the Company’s Managed Service Arrangements, focuses on managing the day-to-day operations for third party businesses that compete in the solar and HVAC industry.

In evaluating financial performance, we focus on operating (loss) income from operations as a segment’s measure of profit or loss. Segment operating (loss) income from operations is (loss) income before interest expense, other expense, other income, unallocated corporate costs, and income taxes. Certain corporate assets consisting of cash, prepaid expenses and property, plant and equipment are not allocated to the segments. The accounting policies of our business segments are the same as those described above in the summary of significant accounting policies.

The following tables present Revenue, Cost of revenues, Selling, general and administrative, loss from operations, total assets, and capital expenditures for the three months ended (or at) September 30, 2024 and 2023, respectively, by reportable segment. Certain unallocated corporate amounts consisted primarily of general and administrative expenses, other income (expense), and unallocated assets and capital expenditures.

	Three months ended September 30, 2024
				Keen Home -
				Managed
(In thousands)	Electrification	Decarbonization	OEM/EV	Services	Total
Revenues	$1,403	$1,263	$1,924	$1,484	$6,074
Cost of revenue	873	902	1,562	863	4,200
SG&A	544	260	464	560	1,828
Segment (loss) income from operations	(14)	101	(102)	61	46

Unallocated corporate costs					3,072
Consolidated loss from operations					$(3,026)

Assets as of September 30, 2024	$2,183	$2,755	4,034	$800	$9,772
Unallocated corporate assets					3,975
Total assets as of September 30, 2024					13,747

Segment capital expenditures	$49	$—	$—	$—	$49

	Three months ended September 30, 2023
				Keen Home -
				Managed
(In thousands)	Electrification	Decarbonization	OEM/EV	Services	Total
Revenues	$2,328	$1,751	$143	$162	$4,384
Cost of revenue	1,805	1,473	260	178	3,716
SG&A	1,000	686	104	68	1,858
Segment (loss) income from operations	(477)	(408)	(221)	(84)	(1,190)
Unallocated corporate costs					985
Consolidated loss from operations					$(2,175)

Assets as of September 30, 2023	$3,599	$3,843	$1,006	$233	$8,681
Unallocated corporate assets					4,697
Total assets as of September 30, 2023					$13,378

Segment capital expenditures	$—	$—	$—	$—	$—

The following tables present Revenue, Cost of revenues, Selling, general and administrative, loss from operations, total assets, and capital expenditures for the nine months ended (or at) September 30, 2024 and 2023, respectively, by reportable segment. Certain unallocated corporate amounts consisted primarily of general and administrative expenses, other income (expense), and unallocated assets and capital expenditures.

	Nine months ended September 30, 2024
				Keen Home -
				Managed
(In thousands)	Electrification	Decarbonization	OEM/EV	Services	Total
Revenues	$4,450	$5,001	$2,658	$5,190	$17,299
Cost of revenue	2,719	3,365	2,055	2,871	11,010
SG&A	1,846	1,583	931	2,148	6,508
Loss on impairment	406	—	—	—	406
Segment (loss) income from operations	(521)	53	(328)	171	(625)

Unallocated corporate costs					5,265
Consolidated loss from operations					$(5,890)

Assets as of September 30, 2024	$2,183	$2,755	$4,034	$800	$9,772
Unallocated corporate assets					3,975
Total assets as of September 30, 2024					$13,747

Segment capital expenditures	$59	$—	$—	$—	$59

	Nine months ended September 30, 2023
				Keen Home -
				Managed
(In thousands)	Electrification	Decarbonization	OEM/EV	Services	Total
Revenues	$6,642	$8,035	$645	$162	$15,484
Cost of revenue	4,817	5,251	774	178	11,020
SG&A	3,032	2,748	496	68	6,344
Segment (loss) income from operations	(1,207)	36	(625)	(84)	(1,880)

Unallocated corporate costs					2,436
Consolidated loss from operations					$(4,316)

Assets as of September 30, 2023	$3,599	$3,843	$1,006	$233	$8,681
Unallocated corporate assets					4,697
Total assets as of September 30, 2023					$13,378

Segment capital expenditures	$49	$—	$—	$—	$49

The following table presents a reconciliation of business segment operating loss to net loss from continuing operations before income taxes for each period:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Reported segment operating (loss) income	$46	$(1,190)	$(625)	$(1,880)
Unallocated corporate costs	(3,072)	(985)	(5,265)	(2,436)
Interest expense	(667)	(472)	(1,820)	(902)
Loss on extinguishment of debt	—	—	(592)	—
Change in fair value of convertible notes	(1,623)	182	(1,623)	182
Change in fair value of forward purchase agreement	(8,575)	—	(8,575)	—
Gain on forward purchase agreement	1,443	—	1,443	—
Other income (expense), net	270	(149)	59	4
Net loss	$(12,178)	$(2,614)	$(16,998)	$(5,032)

NOTE 3 —  REVENUE RECOGNITION

The following table summarizes disaggregated revenue information by geographic area based upon the customer’s country of domicile (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	$5,646	$4,248	$16,162	$14,862
India	428	136	1,137	622
Total	$6,074	$4,384	$17,299	$15,484

The following table summarizes the contract liability activity for the three months ended September 30, 2024 and 2023 (in thousands):

Balance as of December 31, 2022	$643
Recognition of revenue recorded as a contract liability as of December 31, 2022	(643)
Deferred of revenue billed in the current period, net of recognition of revenue	197

Balance as of September 30, 2023	$197

Balance as of December 31, 2023	$1,121
Recognition of revenue recorded as a contract liability as of December 31, 2023	(1,121)
Deferred of revenue billed in the current period, net of recognition of revenue	662

Balance as of September 30, 2024	$662

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Contract Assets

Contract assets consist of work in process for unrecognized revenue. The following table summarizes the contract asset activity for the nine months ended September 30, 2024 (in thousands):

Balance as of December 31, 2023	$344
Recognition of costs to fulfill during the nine months ended September 30, 2024	(344)
Balance as of September 30, 2024	$—

NOTE 4 —  INVENTORIES

Inventories are stated at the lower of cost (average cost method) or net realizable value. The Company reduces the carrying value of inventories for those items that are potentially in excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors. The Company did not recognize any reduction in the carrying value of its inventories during the nine months ended September 30, 2024 or 2023.

Inventories consist of parts for the satisfaction of the Company’s performance obligations. These parts primarily consist of manufacturing hardware, wiring, and piping. The Company’s inventory balances consisted of the following at September 30, 2024 and December 31 2023 (in thousands):

	September 30, 2024	December 31, 2023
Parts	$181	$251
Finished Goods	139	26
Total	$320	$277

NOTE 5 —  PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Furniture and fixtures	$97	$91
Machinery and equipment	69	62
Vehicles	860	814
Property improvements	17	49
Building	575	570
Property and Equipment	1,618	1,586
Less: Accumulated Depreciation	(622)	(448)
Total	$996	$1,138

Depreciation expense was $55 thousand and $45 thousand for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $0.2 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 6 —  INTANGIBLE ASSETS

Identifiable intangible assets consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Gross	Accumulated
	Amount	Amortization	Net Amount
Customer relationships	$1,071	$(487)	$584
Tradename	800	(252)	548
Noncompetition agreements	34	(18)	16
Intellectual property	35	(23)	13
Internally developed software	967	(276)	691
Total	$2,907	$(1,056)	$1,851

	As of December 31, 2023
	Gross	Accumulated
	Amount	Amortization	Net Amount
Customer relationships	$1,445	$(582)	$863
Tradename	923	(217)	706
Noncompetition agreements	126	(82)	44
Intellectual property	35	(20)	15
Internally developed software	440	(227)	213
Total	$2,969	$(1,128)	$1,841

Amortization expense was $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $0.3 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense over the next five years and thereafter is expected to be as follows below. The below does not include $0.2 million of capitalized costs for internally developed software that are still in the development stage and not currently subject to amortization. Amortization expense over the next five years and thereafter is expected to be as follows (in thousands):

Nine months ending September 30, 2024	Amount
2024 (remainder)	$104
2025	344
2026	311
2027	253
2028	234
2029	179
Thereafter	254
Total	$1,679

NOTE 7 —  DEBT

Secured Promissory Note Agreement

In February of 2022, the Company entered into secured promissory note agreements with two lenders for a total of $1.4 million. In connection with the issuance of the secured promissory notes, the Company issued warrants to each lender that may be converted into shares of common stock of the Company. The secured promissory notes mature in February of 2025. Interest is charged at an annual simple rate of 9.25%, which increases to 12% upon the occurrence of an Event of Default, defined as the following. “Event of Default” shall be deemed to have occurred if: (i) the Company fails to pay any installment of principal or interest on any of its debt when due and such failure continues for a period of thirty (30) days after the due date; (ii) the Company breaches any material covenant or other term or condition of the secured promissory note agreements, which breach results in a material adverse effect to the lenders and such breach, if capable of cure, continues for a period of thirty (30) days after the Company shall have received written notice of such breach from any lender; (iii) any representation or warranty of the Company made in any agreement, statement or certificate given in writing pursuant to the secured promissory note agreements or in connection therewith shall be shown to have been deliberately false or misleading and, if capable of cure, shall not be cured for a period of forty-five (45) days after the Company shall have received written notice of such false or misleading representation or warranty from any lender; (iv) the Company becomes bankrupt, commits any act of bankruptcy, becomes the subject of any proceedings or action, including actions of any regulatory agency or any court, relating to bankruptcy or insolvency, or makes an assignment for the benefit of its creditors, or enters into any agreement for the composition, extension, or readjustment of all or substantially all of its obligations, which, in any case, shall remain unvacated, unbonded or unstayed for a period of ninety (90) days; (v) any money judgment, writ or similar final process shall be entered or filed against the Company or any of its property or other assets (a) for more than $1.0 million or (b) which grants injunctive relief that results, or creates a material risk of resulting in a material adverse effect upon the Company and, in either case, shall remain unvacated, unbonded or unstayed for a period of ninety (90) days; (vi) the Company fails to make any payment when due.

The debt discount at issuance of these notes amounted to $83 thousand. Amortization expense related to the debt discount amounted to $7 thousand for both of the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to the debt discount amounted to $21 thousand for both of the nine months ended September 30, 2024 and 2023, respectively. Amortization expense is included within “Interest expense” in the accompanying unaudited condensed statements of operations and comprehensive loss. The unamortized debt discount as of September 30, 2024 and December 31, 2023 amounted to $12  thousand and $32 thousand, respectively.

There were 77,494 warrants that were issued in connection with the issuance of the secured promissory notes that have an exercise price of $3.61 per share. The fair value of these warrants amounted to $83 thousand. Such warrants are exercisable at any point for a period of 10 years from the date issued. The warrants are not transferable, nor do they carry any voting rights or other rights of a shareholder. The holders of the warrants cannot net settle, and all exercises of such warrants must be completed in cash.

During the year ended December 31, 2023, the Company issued an additional $5.5 million of secured promissory notes with terms similar to those described above (the “2023 Promissory Notes”). However, no warrants were issued in connection with the issuance of these additional secured promissory notes. These Promissory Notes have maturity dates ranging from November of 2023 to December of 2024. For the notes with original maturity dates prior to the date these financial statements are issued, the Company reached agreements with the noteholders to extend the maturity date to the earlier of May 31, 2024 or the date of the transaction with MCAC. The notes accrue interest at a simple annual interest rate that ranges from 18% to 24.0%. Additionally, the Company is not required to make any payments under these promissory notes prior to maturity.

During the nine months ended September 30, 2024, the Company issued 14 additional secured promissory notes with terms similar to those described above (the “2023 Promissory Notes”). No warrants were issued in connection with the issuance of these additional secured promissory notes. These additional secured promissory notes totaled $4.1 million. The notes do not require payment of interest or principal until the maturity dates, which range from August 15, 2024 to June 30, 2025. The interest rate for these notes ranges from 20% to 24%.

The total amount outstanding under these promissory note agreements as of September 30, 2024 and December 31, 2023 were $11.3 million and $7.4 million, respectively.

2022 Convertible Notes

The Company issued $1.4 million of convertible notes in September of 2022 (the “2022 Convertible Notes”). On February 22, 2023, the convertible notes were amended to clarify how these Convertible Notes convert. The convertible notes include an automatic conversion upon the occurrence of a Qualified Financing, defined below. These convertible notes convert at a quotient, the numerator of which is the entire principal of the convertible notes and any interest accrued and the denominator is the lesser of 80% of the price per share to be sold in a financing event, or $2.11 per share, adjusted for stock dividend, stock split, combination, or other similar recapitalization with respect to such class or series. This modification did not change the future cash flows of the notes.

These convertible notes mature on the earlier of two years from the date of issuance (September 2024), or upon the consummation of a Qualified Financing or Business Combination. A Qualified Financing is defined as the next transaction or series of transactions after the issuance of the convertible notes in which the Company sells shares of its privately issued equity securities resulting in gross proceeds to the Company of at least $5.0 million, not including the convertible notes. A Business Combination is defined as the Business Combination with Monterey Acquisition Corp. Interest is charged at an annual (simple) rate of 5.0%; the rate increases to 8.0% upon the occurrence of an Event of Default. An “Event of Default” shall be deemed to have occurred if: (i) the Company fails to pay any installment of principal or interest on any debt when due and such failure continues for a period of fifteen (15) business days after receipt of notice thereof from the respective holder of such debt; (ii) the Company breaches any material covenant or other term or condition of the convertible notes, which breach results in a material adverse effect to the respective Company and such breach, if capable of cure, continues for a period of thirty (30) days after the date upon which the Company shall have received written notice of such breach from such lender; (iii) any material representation or warranty of the Company made in any agreement, statement or certificate given in writing pursuant to the convertible notes agreement or in connection herewith shall be shown to have been deliberately false or misleading and, if capable of cure, shall not be cured for a period of thirty (30) days after the date upon which the Company shall have received written notice of such false or misleading representation or warranty from any lender; (iv) the Company becomes bankrupt, commits any act of bankruptcy, becomes the subject of any proceedings or action, including actions of any regulatory agency or any court, relating to bankruptcy or insolvency, or makes an assignment for the benefit of its creditors, or enters into any agreement for the composition, extension, or readjustment of all or substantially all of its obligations, which, in any case, shall remain unvacated, unbonded or unstayed for a period of ninety (90) days; (v) any money judgment, writ or similar final process shall be entered or filed against the Company or any of its property or other assets for more than $0.1 million, or which grants injunctive relief that results or is likely to result in a material adverse effect upon the Company and, in either case, shall remain unvacated, unbonded or unstayed for a period of ninety (90) days; or (vi) the Company shall fail to make any payment when due (taking into effect any applicable grace or cure periods) of any other indebtedness, or fail to perform or observe the terms of any agreement or instrument related to any indebtedness and such failure shall cause the acceleration of such indebtedness. The Company is not required to make principal payments on these notes until maturity.

During the year ended December 31, 2023, the Company issued an additional $0.9 million of convertible notes with the same terms as described above.

On July 12, 2024, the Company consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 31, 2022 (as amended, the “Merger Agreement”). Refer to Note 13 – Merger Agreement for further details. The 2022 Convertible Notes and all accrued interest converted into 1,067,592 shares of CNTM stock. The fair value of these shares was $3.8 million.

The Company accounts for these convertible notes outstanding, under the fair value option, which resulted in a remeasurement loss of $1.6 million and $1.6 million for the three and nine months ended September 30, 2024, respectively. The company recorded a remeasurement gain of $0.2 million for the three and nine months ended September 30, 2023. The unpaid principal balance as of September 30, 2024 and December 31, 2023 was $0 and $2.3 million, respectively. The fair value remeasurement is included within change in fair value of convertible notes on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

2024 Convertible Notes

The Company issued $0.7 million of convertible notes to various lenders in September 2024 (the “2024 Convertible Notes”). Each individual note is identical to the others and has the same terms, except for the amount of principal commitment by the respective holder. The notes bear interest rate at a rate of 20% per annum with principal and accrued interest maturing in March 2025.

The 2024 Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $1.00 per share. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price. The conversion option is exercisable until 90 days from issuance. The 2024 Convertible Notes may be prepaid in full or in part by the Company at any time without penalty. The 2024 Convertible Notes include standard default provisions, including (a) Failure by the Company to perform its obligations with respect to the conversion of the principal amount of the notes into conversion shares pursuant to the agreement or to otherwise satisfy its obligations under the notes (b) voluntary bankruptcy, and (c) involuntary bankruptcy. In the event of default, the unpaid principal and accrued interest become immediately due and payable without further action from the holder.

The 2024 Convertible Notes has been classified as a liability on the condensed consolidated balance sheet as of September 30, 2024. The Company accounts for the 2024 Notes under the fair value option, which resulted in a remeasurement loss of $22 thousand for three and nine months ended September 30, 2024. The fair value remeasurement is recorded within change in fair value of convertible notes on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2024, there is $0.7 million outstanding on the 2024 Convertible Notes.

EFH Convertible Note

On July 10, 2024, Monterey Capital Acquisition Corporation (the “MCAC”) entered into a (i) Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement Dated May 10, 2022 (the “Discharge Agreement”) and (ii) Promissory Note (the “Note”), in each case with EF Hutton LLC (formerly EF Hutton, a division of Benchmark Investments, LLC, “EFH”). On July 11, 2024, the Company and EFH amended and restated the Discharge Agreement (the “Amended Discharge Agreement”) and the Note (the “EFH Convertible Notes”). Pursuant to the Amended Discharge Agreement, in lieu of the Company tendering the full amount of the $3.7 million Deferred Underwriting Commission (as defined in the Underwriting Agreement, dated May 10, 2022, by and between the Company and EFH) in cash at the closing of the Company’s initial business combination, EFH agreed to accept from the Company (i) a payment of $0.5 million in cash within 30 days of the closing of the Company’s initial business combination pursuant to the Amended Note and (ii) issuance of the Amended Note. The EFH Convertible Note has a principal amount of $3.7 million matures in one year and shall be due and payable upon the demand of EFH and upon certain events of default.  The Company may prepay the Amended Note in whole or in part at any time without penalty. In addition, the Company is obligated to pay toward the Note 10% of the aggregate gross proceeds from any sale of equity or equity derivative instruments of the Company. Within five days of the maturity date of the EFH Convertible Note, the Company may elect to convert the EFH Convertible Note into shares of common stock of the Company based on the 5-day trailing volume weighted average price of the Company’s common stock at the maturity date of the EHF Convertible Note (subject to compliance with applicable rules of the Nasdaq Stock Market). The Company elected to record the EHF Convertible Note at fair value and determined the conversion approximates the fair value of the stock. The Company only paid $50 thousand of the required $0.5 million payment at inception of the agreement. As of September 30, 2024, there is $3.6 million outstanding on the convertible note.

Small Business Administration (SBA) Loans

On June 5, 2020, the Company entered into an SBA Loan agreement in the amount of $0.2 million. The payment terms under this loan required monthly payments of $731 per month for a total of thirty years. In 2021, this loan was amended to increase the total borrowing to $0.5 million with monthly payments of $1 thousand for a total of thirty years. Interest under this SBA loan is to accrue at 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. The total amounts outstanding under this SBA loan as of September 30, 2024 and December 31, 2023 was $0.5 million. This loan matures in June 2050.

In 2022, in connection with the acquisitions of FSP and CSH, the Company assumed two additional SBA loans for $0.2 million each. The payment terms under these loans required monthly payments of $731 per month for a total of thirty years. Interest under each of these SBA loans is to accrue at 3.75% annually on funds outstanding as of the anniversary date of the initial borrowing. The total amounts outstanding under these SBA loans as of September 30, 2024 and December 31, 2023 was $0.3 million and $0.3 million, respectively. These loans mature in June 2050.

The SBA loans are collateralized by all tangible and Intangible personal property of the Company.

PPP (Paycheck Protection Program) Loan

On May 4, 2020, the Company entered into a PPP Loan agreement in the amount of $0.2 million. Payments were not required under the loan for a period from six months from the date of the initial borrowing, upon which payments are required to be made monthly. Interest under this PPP loan accrues at 1.00% annually on funds outstanding. The maturity date of this loan is May 4, 2025. The total amount outstanding under this PPP loan as of September 30, 2024 and December 31, 2023 was $28 thousand and $59 thousand, respectively.

The PPP loan is collateralized by all tangible and intangible personal property of the Company.

Vehicle Notes

The Company has obtained several vehicles over a long period since inception. Each vehicle has its own standalone loan. As of September 30, 2024 the company has a total of thirteen vehicle loans. The maturities of these vehicle notes outstanding range from 2026 through 2029. Interest rates range from 4.99% to 17.37% and total payments range from $435 - $1,628 per month. The outstanding principal balance of these loans at September 30, 2024 and December 31, 2023 was $0.5 million and $0.5 million, respectively.

BAC Seller Note

On December 1, 2020, the Company entered into the BAC Seller Note for a principal sum of $0.2 million. This Seller Note requires payments of principal and interest in the amount of $4 thousand due monthly. Interest under this Seller Note accrues at a rate of 6% per year. The maturity date of this note is November 1, 2025. The total amount outstanding under this Seller Note as of September 30, 2024 and December 31, 2023 was $56 thousand and $84 thousand, respectively. The note is secured by a mortgage of certain real estate property entered into by one of its wholly owned subsidiaries.

ACA Seller Note

On May 18, 2021, the Company entered into the ACA Seller Note for a principal sum of $0.2 million. The Seller Note requires payments of principal and interest in the amount of $4 thousand due monthly. Interest under this Seller Note accrues at a rate of 6% per year.

The Company and the noteholder have been in litigation which was settled pursuant to a settlement agreement dated May 16, 2024. Under the terms of the settlement agreement, the Company was required to pay the noteholder $60 thousand in cash and in return, the Company would receive the noteholders 5% ownership interest and the unpaid balance on the seller note would be considered resolved and any and all claims under the litigation would be deem resolved. At the time of the settlement there was $0.1 million of unpaid principal balance on the seller note. The additional 5% ownership interest acquired increased the Company’s ownership of ACA to 95%, and as such, control of ACA has not changed. Therefore, irrespective of the events that lead to changes in ownership interests in the subsidiary, if control has not changed, a parent accounts for such changes in ownership as equity transactions. The net amount of consideration was a benefit to the Company of $50 thousand, which is recorded as an increase to additional paid-in-capital.

The total amount outstanding under this Seller Note as of December 31, 2023 was $0.1 million.

CSH Seller Notes

In connection with the acquisition of CSH, the Company entered into the First CSH Seller Note with a former owner of CSH for a principal sum of $0.2 million, which matures in December 2026. The quarterly payments of $14 thousand under the First CSH Seller Note commenced on April 1, 2022 and are required to be made in sixteen equal quarterly installments. Interest under this First CSH Seller Note accrues at a rate of 5.0% per year. The First CSH Seller Note can be prepaid at any time without additional cost or penalty. The total amount outstanding under this First CSH Seller Note as of September 30, 2024 and December 31, 2023 was $80 thousand and $0.1 million, respectively. The note is secured by a pledge of all of the issued and outstanding equity securities of CSH owned by the Company.

In connection with the acquisition of CSH, the Company entered into the Second CSH Seller Note with a former owner of CSH for a principal sum of $0.2 million, which matures in December 2026. The quarterly payments of $14 thousand under the First CSH Seller Note commenced on April 1, 2022 and are required to be made in sixteen equal quarterly installments. Interest under this First CSH Seller Note accrues at a rate of 5.0% per year. The Second CSH Seller Note can be prepaid at any time without additional cost or penalty. The total amount outstanding under this First CSH Seller Note as of September 30, 2024 and December 31, 2023 was $80 thousand and $0.1 million, respectively. The note is secured by a pledge of all of the issued and outstanding equity securities of CSH owned by the Company.

BHC Seller Note

In connection with the acquisition of BHC, the Company entered into the BHC Seller Note with the former owners of BHC for a principal sum of $0.6 million. The payments under the BHC Seller Note commenced on February 28, 2023 and are required to be made in three annual installments. Interest under this BHC Seller Note is calculated on the basis of a 360-day year of twelve 30-day months but accrues and is payable based upon the actual number of days elapsed. This BHC Seller Note accrues interest at an annual rate of the minimum applicable federal rate of interest in effect as of the date of the BHC Seller Note, or 1.40%. In the event of default, the BHC Seller Note accrues interest at the minimum applicable federal rate of interest in effect as of the date hereof plus three percent. The total amount outstanding under this BHC Seller Note as of September 30, 2024 and December 31, 2023 was $0.2 million and $0.4 million, respectively. The maturity date of this note is February 28, 2025. The note is secured by a pledge of all of the issued and outstanding equity securities of BHC owned by the Company.

AFS Seller Note

In connection with the acquisition of AFS, the Company entered into the AFS Seller Note with the former owners of AFS for a principal sum of $0.6 million, which matures in July 2026. The quarterly payments under the AFS Seller Note amount to $46 thousand and commenced on July 1, 2022, and are required to be made in sixteen equal quarterly installments. Interest under this AFS Seller Note accrues at a rate of 6.0% per year. The AFS Seller Note can be repaid at any time without additional cost or penalty. The total amount outstanding under this AFS Seller Note as of September 30, 2024 and December 31, 2023 was $0.4 million and $0.5 million, respectively. The note is secured by the Company’s ownership interest in AFS, including all inventory and equipment of the Company.

FSP Seller Note

On December 28, 2022, the Company entered into the FSP Seller Note with an external third party for a principal sum of $0.9 million, which matures in February 2028. The payments under the FSP Seller Note began on February 1, 2023 and are required to be made in sixty equal monthly installments of $17 thousand. Interest under this FSP Seller Note accrues at a rate of 6.0% per year. The FSP Seller Note can be repaid at any time without additional cost or penalty. The total amount outstanding under this FSP Seller Note as of September 30, 2024 and December 31, 2023 was $0.8 million. The note is secured by a pledged security interest with the former owner of FSP. As a result of the allegations brought forth as described within Note 11: Commitments and Contingencies, the holder of the FSP Seller has communicated that it believes this FSP Seller Note is in default. Further, due to such allegations, the Company has not made any required monthly installment payments during the nine months ended September 30, 2024.

Real Estate Promissory Note

On December 29, 2022, a wholly owned subsidiary of the Company entered into a Real Estate Promissory Note for land in Florida for a principal sum of $0.4 million, which is collateralized by real estate. The Real Estate Promissory Note commenced on December 29, 2022. The Real Estate Promissory Note was scheduled to mature on July 29, 2023. The Real Estate Promissory Note holder has initiated collection of the Real Estate Promissory Note and has communicated that it believes the Real Estate Promissory Note is in default. See Note 11: Commitments and Contingencies. The Company does not believe that there are any cross default provisions within the Real Estate Promissory Note that would cause default of any of its other debt. The total amount outstanding under this Real Estate Promissory Note as of September 30, 2024 and December 31, 2023 was $0.4 million. The Real Estate Promissory Note is secured by a mortgage on the property.

Promissory Notes — Related Party

The Company, in September 2016, entered into an unsecured promissory note with Avanti Computing PVT, Ltd., a related party which has ownership in common, for an original principal sum of 90 million INR. The note has a 14% annual interest rate. Payments of interest and principal are made sporadically as there is no set payment schedule for the note. The note also does not have a maturity date and the full note balance is due on demand. As of September 30, 2024, 7.1 million INR $85,282 in principal remained outstanding. Total interest expense recognized on this note during the three and nine months ended September 30, 2024 were 250,543 INR $3,009 and 746,182 INR $8,906, respectively. Total interest accrued as of September 30, 2024 was 8.4 million INR $100,907.

In July 2024, the Company borrowed an additional 8.3 million INR from Avanti. The loan bears interest at 14% with a maturity date in July 2031. The principal and accrued interest is due in full at maturity. As of September 30, 2024, 8.3 million INR $99,696 USD in principal remained outstanding. Total interest expense recognized on this note during the three and nine months ended September 30, 2024, was 238,767 INR $2,850. Total interest accrued as of September 30, 2024, was 238,767 INR $2,868.

Business Line of Credit

In January 2023, the Company opened a business line of credit with American Express and borrowed $74 thousand. The maximum amount the Company can take out on the line of credit is $74 thousand. The line of credit has an interest rate of 13%. This business line of credit matured in September of 2023 and was repaid by the Company. There is no current availability under this business line of credit as of September 30, 2024.

Libertas (Sale of Future Receipts)

On April 25, 2023, the Company entered into a sale of Future Receipts agreement with Libertas Funding, LLC, an independent third party (“Libertas”). Pursuant to this agreement, the Company sold and assigned $1.6 million of Future Receipts in exchange for net cash proceeds of $1.2 million, including a fee of $24 thousand. As a result, the Company recorded a discount of $0.4 million. Under the agreement, the Company agreed to pay the third party a minimum of $30 thousand of weekly sales receipts until the Future Receipts have been collected. for the term of this agreement is approximately one year as the payments are made until the total amount of the future receipts are paid out. On November 2, 2023, the Company amended this agreement with Libertas to extend the weekly sales receipts period to one year from the amendment date, requiring weekly sales receipts of $18 thousand until the remaining Future Receipts have been collected. Further in connection with this amendment, the Company incurred an incremental fee of $0.1 million. The Company assessed this amendment, noting that the amended terms of the agreement were substantially different from the terms of the initial agreement, causing the Company to account for this amendment as an extinguishment in accordance with ASC 470-50, Debt- Modifications and Extinguishments (“ASC 470-50”).

Similarly, to the transaction in April, on August 7, 2023, the Company entered into a sale of Future Receipts Agreement with Libertas to which it sold and assigned $1.3 million of future receipts in exchange for net proceeds of $1.0 million, including a fee of $20 thousand. As a result the Company recorded a discount of $0.3 million. Under the agreement the Company agreed to pay the third party approximately $26 thousand weekly until the Future Receipts have been collected. The term of this agreement is approximately one year as the payments are made until the total amount of the future receipts are paid out. On November 29, 2023, the Company amended this agreement with Libertas to borrow an incremental $0.4 million. Due to this refinancing, Libertas forgave a portion of this debt outstanding totaling $0.1 million and the Company incurred an incremental fee of $0.2 million. The Company assessed this amendment, noting that the amended terms of the agreement were substantially different from the terms of the initial agreement, causing the Company to account for this amendment as an extinguishment in accordance with ASC 470-50. As a result of the amendments noted above, as of December 31, 2023, all remaining discounts were written off. As a result of the amendments noted above, the Company wrote off all remaining debt discounts, yielding incremental interest expense of $0.7 million. This loss on extinguishment of debt was offset by the forgiveness of debt in connection with each amendment, as discussed above, of $0.2 million relating to the first amendment and $0.1 million relating to the second amendment, yielding a loss on extinguishment of debt of $0.4 million that was recognized during the year ended December 31, 2023.

On January 4, 2024, like the transactions in April and August of 2023, the Company entered into a sale of Future Receipts Agreement with Libertas to which it sold and assigned $0.5 million of future receipts in exchange for net proceeds of $0.4 million, including an origination fee of $7 thousand and an original issuance discount of $0.1 million. As a result, the Company recorded a discount of $0.1 million. Under the agreement, the Company agreed to pay the third party approximately $9 thousand weekly until the Future Receipts have been collected. The term of this agreement is approximately one year as the payments are made until the total amount of the future receipts are paid out.

On January 30, 2024, the Company amended each of its outstanding agreements with Libertas to consolidate the agreements into one without any change to the total Future Receipts committed. In connection with this amendment, the Company sold a total of $2.6 million of Future Receipts in exchange for the remaining balances on each of the Company’s outstanding agreements with Libertas as of the date of the transaction, totaling $2.1 million with an original issuance discount of $0.5 million. The Company assessed this amendment, noting that the amended terms of the agreement were substantially different from the terms of the initial agreement, causing the Company to account for this amendment as an extinguishment in accordance with ASC 470-50. As a result of the amendment, as of September 30, 2024, all unamortized discounts were written off, resulting in a loss on extinguishment of debt of $0.6 million.

In connection with these instruments, the Company recorded discounts. These discounts are recorded as an adjustment to the related liability within the “Current portion of debt, net of discount” in the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. As discussed above, as of September 30, 2024 and December 31, 2023, the discounts offered associated with these borrowings were zero.

In connection with the January 30, 2024 amendment, the Company erroneously received an incremental $1.1 million from Libertas. Such amounts received were provided to the Company in error and are due and payable in full to Libertas. Libertas has agreed to loan the Company this amount and is currently negotiating repayment terms with the Company. This is shown as a Due to Libertas on the unaudited condensed consolidated balance sheets.

Since the Company has significant continuing involvement in the generation of future cash flows due under these agreements among other indicators, pursuant to ASC 470-10-25-2, Debt- Sales of Future Revenues or Other Various Measures of Income, the Company has reflected any future commitments to Libertas associated with these agreements as Debt.

The balance of the total sale on Future Receipts stated above as of September 30, 2024 and December 31, 2023 is $2.1 million and $1.9 million, respectively, which is included in the current portion of debt on the unaudited condensed consolidated balance sheets.

Samson (Sale of Future Receipts)

On May 23, 2024, the Company entered into a sale of Future Receipts agreement with Samson MCA LLC, an independent third party (“Samson”). Pursuant to this agreement, the Company sold and assigned $0.1 million of Future Receipts in exchange for net cash proceeds of $0.1 million. As a result, the Company recorded a discount of $31 thousand. Under the agreement, the Company agreed to pay the third party a minimum of $12 thousand of monthly sales receipts until the Future Receipts have been collected. The term of this agreement is approximately one year as the payments are made until the total amount of the future receipts are paid out. Amortization of the debt discount amounted to $8 thousand for the three months ended September 30, 2024 and $10 thousand for the nine months ended September 30, 2024. The amortization was recognized as a component of Interest expense within the unaudited condensed consolidated statements of operations and comprehensive loss.

On May 28, 2024, the Company entered into a second sale of Future Receipts agreement with Samson. Pursuant to this agreement, the Company sold and assigned $0.1 million of Future Receipts in exchange for net cash proceeds of $98 thousand. As a result, the Company recorded a discount of $28 thousand. Under the agreement, the Company agreed to pay the third party a minimum of $6 thousand of bi-weekly sales receipts until the Future Receipts have been collected. The term of this agreement is approximately one year as the payments are made until the total amount of the future receipts are paid out. Amortization of the debt discount amounted to $7 thousand for the three months ended September 30, 2024 and $9 thousand for the nine months ended September 30, 2024. The amortization was recognized as a component of Interest expense within the unaudited condensed consolidated statements of operations and comprehensive loss.

The unamortized debt discount as of September 30, 2024 for these sales of Future Receipts stated above amounted to $39 thousand. The outstanding principal as of September 30, 2024 is $0.2 million, which is included in the current portion of debt on the unaudited condensed consolidated balance sheets.

Channel Partners

On May 14, 2024, the Company entered into a Business Loan and Security Agreement with Channel Partners. The Company received $0.1 million in proceeds. The Company is required to pay $7 thousand per month for a total of eighteen months, at which time, the Business Loan and Security Agreement will mature. The Company can repay the Business Loan and Security Agreement in full prior to the maturity date without penalty. As of September 30, 2024, there is $81 thousand of principal outstanding on this loan which is included in the current portion of debt on the unaudited condensed consolidated balance sheets.

On July 31, 2024, the Company entered into a Business Loan and Security Agreement with Channel Partners. The Company received $50 thousand in proceeds. The Company is required to pay $3 thousand per month for a total of 18 months, at which time, the Business Loan and Security Agreement will mature. The Company can repay the Business Loan and Security Agreement in full prior to the maturity date without penalty. As of September 30, 2024, there is $45 thousand of principal outstanding on this loan which is included in the current portion of debt on the unaudited condensed consolidated balance sheets

On August 6, 2024, the Company entered into a Business Loan and Security Agreement with Channel Partners. The Company received $0.1 million in proceeds. The Company is required to pay $13 thousand per month for a total of 10 months, at which time, the Business Loan and Security Agreement will mature. The Company can repay the Business Loan and Security Agreement in full prior to the maturity date without penalty.

As of September 30, 2024, there is $84 thousand of principal outstanding on this loan which is included in the current portion of debt on the unaudited condensed consolidated balance sheets.

Top Choice

On July 24, 2024, the Company entered into a sale of Future Receipts Agreement with Top Choice Financial, LLC. Under the terms of the agreement, the Company sold a portion of its future receivables totaling $0.2 million in exchange for net proceeds of $0.2 million, after deducting an origination fee of $15 thousand. As a result, the Company recorded a discount of $65 thousand.

As part of the agreement, the Company is required to make daily ACH payments calculated as 10% of the Company’s daily receipts as repayment of the purchased receivables. There is no fixed maturity date as the repayment is contingent on the pace of receivables generated by the Company’s operations. The agreement includes an option for early payoff with discounts on the remaining balances. In the event of default, the remaining balance becomes immediately due, and a default fee of $3 thousand is applied. During the three and nine months ended September 30, 2024, amortization of debt discount amounted to $16 thousand. The amortization was recognized as a component of interest expense within the unaudited condensed consolidated statements of operations and comprehensive loss.

The unamortized debt discount as of September 30, 2024 for this loan amounted to $48 thousand. The outstanding balance under this agreement as of September 30, 2024, was $0.2 million which is included in the current portion of debt on the unaudited condensed consolidated balance sheet.

Funding Metrics(Sale of Future Receipts)

On September 19, 2024, the Company entered into a sale of Future Receipts Agreement with Funding Metrics, LLC. Under this agreement, the Company sold and assigned $0.1 million of future receivables in exchange for net proceeds of $74 thousand, after deducting an origination fee of $2 thousand. As a result, the Company recorded a discount of $33 thousand.

As part of the agreement, the Company is required to make daily ACH payments calculated as a percentage of its future receipts until the full purchased amount of $0.1 million has been collected. The estimated term of this agreement is approximately one year, based on expected daily collections. The Company has the option to repay the remaining balance early without incurring any prepayment penalties. In the event of default, the agreement imposes a default fee of 20% of the outstanding balance or $2 thousand (whichever is greater). During the three and nine months ended September 30, 2024, amortization of debt discount amounted to $3 thousand. The amortization was recognized as a component of interest expense within the unaudited condensed consolidated statements of operations and comprehensive loss.

The unamortized debt discount as of September 30, 2024 for this loan amounted to $30 thousand. The outstanding balance under this agreement as of September 30, 2024, was $0.1 million which is included in the current portion of debt on the unaudited condensed consolidated balance sheet.

D&O Insurance Financing Agreement

On August 15, 2024, the Company entered into an agreement with a third party to finance a $0.4 million premium on its D&O insurance policies. This financing agreement has a monthly payment of $38 thousand, accrues interest at a rate of 8.94%, and matures in April 2025. As of September 30, 2024, there was $0.3 million outstanding under this financing agreement.

See the below summarization of all debt instruments as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30,	As of December 31,
Description	2024	2023
Secured Promissory Notes	$11,334	$7,410
Small Business Administration (SBA) Loans	764	769
Paycheck Protection Program (PPP) Loans	28	59
Vehicle Notes	470	497
BAC Sellers Note	56	84
ACA Sellers Note	—	125
CSH Sellers Notes	159	235
BHC Sellers Note	200	400
AFS Sellers Note	383	463
FSP Sellers Note	768	768
Real Estate Promissory Note	370	370
Promissory Note – Related Party	185	85
Libertas – Sale of Future Receipts	2,058	1,938
Samson – Sale of Future Receipts	183	—
D&O Financing agreement	255	—
Channel Partners	210	—
Top Choice – Sale of Future Receipts	169	—
Funding Metrics – Sale of Future Receipts	104	—
Total secured promissory notes, SBA loans, PPP loans, vehicle notes, sellers notes, real estate promissory notes, related party note, Sale of Future Receipts, Channel Partners and D&O financing	$17,696	$13,203
Less: Debt discounts	(129)	(32)
Net secured promissory notes, SBA loans, PPP loans, vehicle notes, sellers notes, real estate promissory notes, related party note, Sale of Future Receipts, Channel Partners and D&O financing	$17,567	$13,171
Convertible Debts	4,392	2,179
Total debt, net of debt discount	$21,959	$15,350

NOTE 8 —  INCOME TAXES

The Company considers new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, the Company continues to recognize a full valuation allowance against deferred tax assets in the United States and India.

Our income tax benefit (including discrete items) was $0 and $0 for the three and nine months ended September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024 and 2023, our effective tax rate differs from the statutory rate of the United States of 21% due to our valuation allowances in jurisdictions in the United States and India. The income tax benefits recognized relate to the partial release of the Company’s valuation allowance on its deferred tax assets due to the acquisition of deferred tax liabilities on intangible assets for which tax has no basis.

NOTE 9 —  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is from time to time subject to routine legal claims, proceedings and regulatory matters, most of which are incidental to the ordinary course of its business.

The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account its best estimate of such losses for those cases for which such estimates can be made. The Company’s estimate involve significant judgement, given the varying stages of proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings.

In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter’s current status and the damages sought or demands made. Accordingly, the Company’s estimate will change from time to time, and actual losses could be more or less than the current estimate.

As of September 30, 2024 and December 31, 2023, there are no matters for which a reserve is required to be established.

On February 26, 2024, Robert Zrallack and RJZ Holdings LLC (the “Plaintiffs”) filed suit against Aurai LLC, ConnectM Florida RE LLC, and Florida Solar Products, Inc., wholly owned subsidiaries of the Company, in the Circuit Court for the 19th Judicial Circuit (St. Lucie County, Florida). In this suit, the plaintiffs allege various contract claims arising out of a transaction under which Aurai acquired Florida Solar Products, Inc. from Mr. Zrallack in 2022 and ConnectM Florida RE LLC acquired certain real estate from RJZ Holdings LLC in 2022 from which Florida Solar Products operates. Specifically, the plaintiffs allege breach of the stock purchase agreement and certain promissory notes in connection with the purchase of Florida Solar Products, Inc. and the related real estate, as well as breach of a services agreement with Mr. Zrallack. The Company believes the Plaintiffs’ claims have no merit and plans to assert counterclaims against the Plaintiffs in connection with the underlying transactions. The Company is defending itself in this matter. Currently, the Company prevailed on a motion to compel arbitration, so the lawsuit is stayed, and the Court ordered the entire case to arbitration.

On August 02, 2024, Benjamin Securities, Inc (“Benjamin”) has commenced a lawsuit against the ConnectM Parties in the Supreme Court of the State of New York, County of New York, bearing Index No. 157042//2024 (the “Litigation”). On June 26, 2024, the Company and Benjamin entered into certain Capital Markets Advisory Agreement with an amendment on July 12, 2024. In the lawsuit, Benjamin claimed that the Company agreed but failed to pay Benjamin as contractually required. Subsequently on October 2, 2024, the Company and Benjamin reached a settlement agreement for the Company to meet its contractual obligation. This amount has been accrued as of September 30, 2024 and is included in Accrued expenses on the unaudited condensed consolidated balance sheet.

Advisory Services Agreement

On July 16, 2024, the Company entered into a Capital Markets Advisory Agreement with Roth Capital Partners, LLC (“Roth Capital”), pursuant to which for a period of twelve months (the “Engagement Period”), Roth will provide CNTM with capital markets advisory services (the “Capital Markets Advisory”). These services include, but are not limited to, providing advice to CNTM relating to developing a short- and long-term capital market strategy, analyzing anticipated capital requirements as they relate to the valuation of CNTM, and developing strategic institutional investor relationships. The Company agreed to pay Roth Capital $1.5 million for the Engagement Period in cash or stock at $2.50 per share, of which $0.3 million is included in Accrued expenses on the unaudited condensed consolidated balance sheet.

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

Contingent Consideration

On August 5, 2024, the Company entered into a Membership Purchase Agreement (the “Purchase Agreement”) by and between ConnectM and Vijaya Rao, an individual resident of the State of Delaware (“Seller”), for the purposes of ConnectM acquiring from the Seller certain of the issued and outstanding equity securities of DeliveryCircle, LLC, a Delaware limited liability company (“DeliveryCircle”). DeliveryCircle is engaged in the business of providing dispatch and delivery services and related software.

Pursuant to the Purchase Agreement, ConnectM has agreed to acquire the Acquired Interests for $0.5 million plus contingent consideration of $0.6 million. See Note 11 – Business Combinations – Delivery Circle for disclosure related to contingent consideration.

NOTE 10 – FORWARD PURCHASE AGREEMENT

On December 31, 2022, prior to entering into the Business Combination Agreement (“BCA”), Monterey Capital Acquisition Corporation (“MCAC”) and ConnectM entered into a Forward Purchase Agreement (the “FPA”) with Meteora Special Opportunity Fund (“Meteora”) in connection with its merger with ConnectM Technology Solutions, Inc. Under the terms of the FPA, Meteora agreed to purchase and hold up to 6,600,000 shares of MCAC Class A common stock (the “Recycled Shares”) at the redemption price of $10.19 per share.

Key terms of the FPA include, among other things:

a.

Prepayment Amount: MCAC will pay Meteora an amount based on the purchased shares' value minus a 1% fee at the merger closing. A portion of this payment will be used by Meteora to acquire additional shares (“Share Consideration Shares”).

b.	Sales and Termination: Meteora may sell shares post-closing and may terminate portions of the transaction by notifying MCAC, triggering a payment obligation from MCAC.
c.

Reset Price Adjustments: The reset price for share sales adjusts weekly based on market conditions but will not drop below $7.50 per share, with modifications if securities are issued below the initial price

d.	Trigger Event: If the stock price falls below $5.00 per share for 20 days in a 30-day period, Meteora may accelerate the maturity date.
e.	Maturity Obligations: Unsold shares at maturity may be purchased by MCAC or the Combined Company at a set value in cash or stock, with provisions for penalties if certain conditions are unmet.
f.	Indebtedness Limitation: The Combined Company agrees to limit new indebtedness to $25 million until 90 days post-closing without Meteora's consent.
g.	Break-Up Fee: If the agreement is terminated by MCAC, a fee of $575,000 (including expenses) is payable to Meteora.

Pursuant to the terms of FPA, on the Closing Date, Meteora purchased 3,288,466 shares of MCAC Class A common stock (the “Recycled Shares”) directly from redeeming shareholders of MCAC. Also on the Closing Date, the Company paid to Meteora a prepayment amount of $37.0 million required under the FPA which was deposited into an escrow account. The Company paid additional cash consideration of $0.5 million to Meteora for shares purchased from third parties before the merger.

On August 2, 2024, the Company and the Seller entered into an amendment (the “Amendment”) to the Forward Purchase Agreement, pursuant to which, among other things:

a.	The Settlement Method has been changed from “Physical Settlement” to “Cash Settlement”.
b.	The section titled “Maturity Consideration” has been deleted in its entirety.
c.	An additional Valuation Date has been added, namely, the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s sole discretion.
d.	Provisions for “Settlement Amount, “Settlement Amount Adjustment,” Valuation Period” and “Cash Settlement Payment Date” with respect to the additional Valuation Date have been added.
e.

The Reset Price has been changed to mean “The Reset Price shall initially be the Initial Price. The Reset Price shall be adjusted on the first scheduled trading day of each week (each a “Reset Date”) commencing with the first week following the thirtieth day after the closing of the Business Combination to be the lowest of (a) the then current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior week, but not lower than $2.00; provided that the Reset Price may be further reduced pursuant to a Dilutive Offering Reset.

f.

The Prepayment Shortfall has been changed to mean “An amount in USD equal to 0.50% of the product of the Number of Shares and the Initial Price paid by Seller to Counterparty on the Prepayment Date (which amount was netted from the Prepayment Amount). Additionally, Counterparty shall have the option, at its sole discretion, at any time up to forty-five (45) calendar days prior to the Valuation Date, to request additional Prepayment Shortfall via written requests to Seller in intervals of $300,000 (each an “Additional Shortfall Request”), provided Counterparty shall only be able to make an Additional Shortfall Request if the (i) Seller has recovered 120% of any outstanding Prepayment Shortfall via Shortfall Sales as further described in the Section titled “Prepayment Shortfall Consideration” and (ii) the VWAP Price over the ten (10) trading days prior to an Additional Shortfall Request multiplied by the then current Number of Shares (excluding unregistered shares) held by Seller less Shortfall Sale Shares be at least seven (7) times greater than the Additional Shortfall Request, and (iii) the average daily value traded over the prior ten (10) trading days be at least seven (7) times greater than the Additional Shortfall Request (with (i), (ii) and (iii) collectively as the “Equity Conditions”). Notwithstanding the foregoing, Seller, in its sole discretion, may waive the Equity Conditions for each Additional Shortfall Request, if applicable, in writing to Counterparty.

g.

Seller may sell Recycled Shares at any time and at any sales price, without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 120% of the Prepayment Shortfall.

On the date of the Business Combination, the forward purchase agreement was valued at $27.5 million. See Note 11 for disclosure on the valuation methods and significant inputs.

The Company valued the purchase agreement on the date of modification under the pre-modified and post-modified terms. As a result of the modification, the Company recognized a gain on modification of $1.4 million. See Note 11 for disclosure on the valuation methods and significant inputs.

From the period of August 2, 2024 through September 30, 2024, the Company exercised the prepayment shortfall method whereby Meteora sold 760,661 shares under the terms of the agreement for which the Company received proceeds of $0.8 million.

As of September 30, 2024, the forward purchase agreement was valued at $2.2 million. See Note 11 for disclosure on the valuation methods and significant inputs.

NOTE 11 – FAIR VALUE MEASUREMENTS

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described below:

Level I – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level II – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in inactive markets; inputs other than quoted market prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.

Level III – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company effectuates transfers between levels of the fair value hierarchy, if any, as of the date of the actual circumstance that caused the transfer.

Debt

The Company evaluated whether any of the embedded features associated with the different Convertible Notes issued throughout 2022 required bifurcation as a separate component of equity. The Company elected the fair value option (FVO) under ASC Topic 825- Financial Instruments, as the different Convertible Notes are qualified financial instruments and are, in whole, classified as liabilities. Under the FVO, the Company recognized each of the Convertible notes as hybrid debt instruments at fair value, inclusive of the embedded feature with changes in fair value related to changes in the Company’s credit risk being recognized as a component of accumulated other comprehensive income in the unaudited condensed consolidated balance sheets. All other changes in fair value were recognized in the unaudited condensed consolidated statements of operations.

The fair value of the convertible notes issued throughout 2022 and 2023 were measured using unobservable inputs through June 30, 2024. The most significant of which was the discount rate, which was determined to be 15%. The convertible notes converted into shares of common stock on July 12, 2024. These shares were post business combination and were publicly traded. Therefore, the value of the shares that they converted into was based on the publicly traded price at the time of the conversion. The change in fair value of the convertible notes for the three and nine months ended September 30, 2024 and 2023 was a loss of $1.4 million and a loss of $1.6 million, respectively. The change in fair value of the convertible notes for the three and nine months ended September 30, 2023 were a gain of $84 thousand and $0.2 million, respectively.

The 2024 Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $1.00 per share. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price. The conversion option is exercisable until 90 days from issuance. The 2024 Convertible Notes may be prepaid in full or in part by the Company at any time without penalty. The Company valued these notes by weighting two possible outcomes. The first outcome is the probability that the note is paid out in cash at maturity. The second outcome is the probability that there will be a voluntary conversion within the first 90 days. As of September 30, 2024, the Company determined a probability of 70% that there will be a voluntary conversion.

To determine the value at maturity, the Company used a discounted cash flow model using a discount rate of 20%. To determine the value of a voluntary conversion, the Company used a black-scholes model. The key inputs to the black-scholes model are as follows:

●	Stock price of $1.15 based on the publicly traded stock price of the Company
●	Exercise price of $1.00 based on the conversion price per the note
●	A remaining term of 0.25 years based on the note
●	A risk free rate of 4.40% based on comparable treasury securities
●	Annualized volatility of 37.17% based on comparable public companies

The fair value as of September 30, 2024 was determined to be $0.8 million.

Within five days of the maturity date of the EFH Convertible Note, the Company may elect to convert the EFH Convertible Note into shares of common stock of the Company based on the 5-day trailing volume weighted average price of the Company’s common stock at the maturity date of the EHF Convertible Note (subject to compliance with applicable rules of the Nasdaq Stock Market). The Company elected to record the EHF Convertible Note at fair value and determined that the conversion approximates the fair value of the stock, and therefore is not subject to remeasurement at each reporting period. As of September 30, 2024, there is $3.63 million outstanding on the convertible note.

The Company’s PPP Loan, SBA Loans, Seller Notes, Promissory notes, and Vehicle Loans are carried at historical cost. The fair value of the PPP Loan, SBA Loans, Seller Notes, Promissory notes, and Vehicle Loans are estimated using widely accepted valuation techniques, including discounted cash flow analyses using available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Accordingly, the Company used Level 2 inputs for these debt instrument fair value estimates.

Forward Purchase Agreement

The fair value of the liability pre-modification when it was assumed on July 12, 2024 and immediately before modification on August 2, 2024, was determined using a black-scholes model. Both valuations were based on the actual numbers of shares purchased by Meteora under the agreement, which was 3,288,466. The significant inputs to the model as of July 12, 2024 and August 2, 2024 are noted in the table below.

	July 12, 2024	August 2, 2024
Term	3.00	2.94
Stock price	$3.54	$0.78
Exercise price	$13.36	$13.36
Volatility	46.00%	80.00%
Risk-free rate	4.20%	3.71%
Dividends rate	0.00%	0.00%

The key inputs in the above table are based on the following:

●	Term - this is the remaining term to maturity in the agreement
●	Exercise Price – the redemption price of the Company’s common shares at closing of the Business Combination ($11.36) plus $2.00 per the terms of the agreement
●	Stock Price - this is based on the adjusted close of our common stock.
●	Volatility - this is based on comparable public companies
●	Risk Free Rate - this is based on treasury securities with a similar term
●	Dividends Rate - this is based on our stock’s dividend rate

The fair value post modification was determined based on the probability of each settlement method.

The prepayment shortfall value was calculated by taking the publicly traded stock price at the date of valuation discounting it for the 17% margin to be kept by the seller and multiplying that by the number of shares remaining outstanding under the agreement. As of August 2, 2024 and September 30, 2024, there were 3,288,466 and 2,527,805 shares outstanding in the agreement. The Company determined a probability that 85% of the outstanding shares would be settled using this method at August 2, 2024 and September 30, 2024, respectively.

The Company determined the value at maturity for all outstanding shares using the Monte Carlo model. The significant inputs to the model as of August 2, 2024 and September 30, 2024 are noted in the table below. The Company determined a probability that 15% of the outstanding shares would be settled using this method at August 2, 2024 and September 30, 2024, respectively.

	August 2, 2024	September 30, 2024
Term	2.94	2.78
Stock price	$0.78	$1.15
Volatility	80.00%	90.00%
Risk-free rate	3.71%	3.60%
Dividends rate	0.00%	0.00%

The key inputs in the above table are based on the following:

●	Term - this is the remaining term to maturity in the agreement

●	Stock Price - this is based on the adjusted close of our common stock.
●	Volatility - this is based on comparable public companies
●	Risk Free Rate - this is based on treasury securities with a similar term
●	Dividends Rate - this is based on our stock’s dividend rate

The following table provides the roll forward of forward purchase agreement:

Forward purchase agreement assets (liability) at December 31, 2023	$—
Forward purchase agreement asset (liability) at business combination	(27,530)
Less cash payments from Trust	37,624
Change in fair value	(9,399)
Gain from modification	1,443
Less cash received	(766)
Change in fair value	824
Forward purchase agreement asset (liability) at September 30, 2024	$2,196

Contingent consideration

The fair values of the contingent consideration was estimated using Monte Carlo Simulation model, which are Level 3 fair value measurement. Significant unobservable inputs used to determine the estimated fair value of the Delivery Circle earn-out payment liability include the Delivery Circle forecasted revenue and EBITDA growth, revenue volatility, market price of risk and discount rate. An increase in the projected growth rate for net revenue results in a higher fair value for the earn-out payment liability while an increase in the discount rate results in a lower fair value for the earn-out payment liability. An increase in the market price of risk and revenue volatility results in a lower fair value.

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Forward Purchase Agreement	$2,196	$2,196	$—	$—

Liabilities:
2022 Convertible Debt	$—	$—	$2,179	$2,179
2024 Convertible Notes	$762	$762	$—	$—
EFH Convertible Note	$3,630	$3,630	$—	$—
Contingent consideration	$576	$576	$—	$—

The carrying values of cash and cash equivalents, accounts payable, accrued expenses, amounts included in other current assets, and current liabilities that meet the definition of a financial instrument, approximate fair value due to their short-term nature.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Common Stock

Immediately following the Closing, the Company’s authorized capital stock consisted of 110,000,000 shares of capital stock, $0.0001 par value per share, consisting of 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, $0.0001 par value per share. 21,124,057 shares of Class A Common stocks were issued and outstanding and no shares of preferred stock were issued and outstanding as of September 30, 2024. Shares of Class A Common Stock have voting rights.

Warrants

In connection with the issuance of the Secured Promissory Note in 2022, The Company issued certain equity classified warrants (“equity warrants”). The fair value of these warrants was $82,261 at the time of issuance. The warrants have an exercise price of $3.61 and expire on February 22, 2032. The warrants are exercisable into one Class A Common share

Upon the Merger, each outstanding warrant to purchase shares of Legacy ConnectM Common stock was converted into a warrant to purchase shares of ConnectM Common Stock equal to the number of shares subject to such warrant prior to the Merger multiplied by the Exchange ratio, with the per-share exercise price equal to the exercise price prior to the Merger divided by the Exchange Ratio. Each warrant to purchase shares of ConnectM common stock will otherwise be subject to the same terms as the Legacy ConnectM warrants prior to such conversion.

Monterey Acquisition Corp issued 12,990,000 warrants to the original investors. These warrants were assumed in the Business Combination. The warrants expire 5 years from the date of the business combination. The warrants have an exercise price of $11.50 entitle the holder to purchase one share of common stock.

A summary of warrants activity is as follows:

Weighted-
		Weighted-	average
		average	Remaining
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value
Outstanding at December 31, 2023	77,494	$3.61	8.15	—
Granted	—	—	—	—
Assumed in Business Combination	12,990,000	11.50
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Outstanding at September 30, 2024	13,067,494	$11.45	4.80	—

NOTE 13 – STOCK BASED COMPENSATION

On March 22, 2019, the Company re-domesticated as a Corporation incorporated in the state of Delaware. Concurrent with the re-domestication as a Delaware Corporation, the Company’s Board of Directors approved the 2019 Equity Incentive Plan (the “Plan”) in May of 2019 to encourage employees and other persons or entities who, in the opinion of the Board, are in a position to contribute significantly to the success of the Company and its affiliates to enter into and to maintain continuing long-term relationships with the Company. The purpose of the Plan is to reward Participants for the completion of specific projects or discrete periods of Service which may fall between consecutive vesting periods of any Award granted under the Plan.

The Plan is administered by the Board of Directors of the Company, which, under the terms of the Plan, has the authority to adopt, alter, and repeal any administrative rules, guidelines, and practices governing the operation of the Plan. Under the Plan, the persons eligible to receive Incentive Units, defined as either incentive stock options or restricted stock, under the Plan shall be the directors, executive officers, employees, consultants, advisers, independent contractors and other service providers of the Company and its affiliates. Participants need not be individuals or employees of the Company or an affiliate of the Company. Under the Plan, Awards may be granted in respective of up to 753,947 total incentive units. Incentive units issued under the Plan may consist in whole or in part of authorized but unissued Shares or treasury Shares.

Subject to the terms and provisions of the Plan, the Board may award incentive stock options and determine the number of shares subject to each stock option, the exercise price, the term of the stock option, and any other conditions and limitations applicable to the exercise of the stock option and the holding of any shares acquired upon exercise of the stock option.

Under the Plan, the Board may also award shares of restricted stock and determine the purchase price, if any. The Board may modify or waive any restrictions, terms, and conditions with respect to any restricted stock. Shares of restricted stock may be issued for such consideration, if any, as is determined by the Board, subject to applicable law.

Upon the Merger, each outstanding option to purchase shares of Legacy ConnectM Common stock was converted into an option to purchase shares of ConnectM Common Stock equal to the number of shares subject to such option prior to the Merger multiplied by the Exchange ratio, with the per-share exercise price equal to the exercise price prior to the Merger divided by the Exchange Ratio.

There were no incentive units issued under the Plan during the nine months ended September 30, 2024 or 2023.

A summary of activity under the Plans is as follows:

Weighted-
		Weighted-	average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at December 31, 2023	473,929	$0.70	5.24	$666,860
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2024	473,929	$0.70	4.49	$263,882
Vested and exercisable at September 30, 2024	470,601	$0.69	4.48	$263,882

NOTE 14 – BUSINESS COMBINATIONS

Merger with Monterrey Capital Acquisition Corporation

As discussed in NOTE 1, on July 12, 2024, the Company completed the Merger. Upon closing of the business combination, the Company’s Series Seed Convertible Preferred Shares, Series Seed-1 Convertible Preferred Shares, Series A-1 Convertible Preferred Shares, Series B-1 Convertible Preferred Shares, and Series B-2 Convertible Preferred Shares converted to class A common shares of CNTM. Furthermore, the Company’s 2022 Convertible Notes converted to class A common shares of CNTM.

As a result of the Merger, among other things, each share of ConnectM common stock, par value $0.0001 per share, and ConnectM preferred stock, par value $0.0001 per share (but excluding shares the holders of which perfect rights of appraisal under Delaware law), converted into the right to receive such number of shares of common stock, par value $0.0001 per share, of MCAC common stock as calculated based on the Exchange Ratio as set forth in the Merger Agreement. “Exchange Ratio” is defined in the Merger Agreement to be the quotient of (a) the merger consideration, divided by (b) the number of shares of ConnectM capital stock outstanding as of immediately prior to the Effective Time, including any shares underlying outstanding warrants to purchase ConnectM Common Stock and excluding any shares of ConnectM capital stock held in treasury by ConnectM. The Merger Consideration is 14,500,000 shares of MCAC Common Stock, subject to an upward adjustment depending on the extent to which MCAC’s transaction expenses (as defined in the Agreement and Plan of Merger) exceed $8 million.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, MCAC was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of MCAC, accompanied by a recapitalization. The net assets of MCAC were stated at historical cost with no goodwill or other intangible assets recorded.

As a result of the Business Combination, there was a negative equity recapitalization into additional paid in capital of $3.2 million. In addition, there were offering costs incurred of $2.5 million , which were also treated as a reduction of additional paid in capital.

As part of the Business Combination, the Company acquired the Funds in the Trust of $79.6 million. Of these monies, the Company only received $0.2 million as the Company had to pay redeeming shareholders $41.7 million, professional fees of $0.2 million, and was required to pay $37.6 million in accordance with the Forward Purchase Agreement (see Note 10).

Delivery Circle

On August 5, 2024, the Company entered into a Membership Purchase Agreement (the “Purchase Agreement”) by and between ConnectM and Vijaya Rao, an individual resident of the State of Delaware (“Seller”), for the purposes of ConnectM acquiring from the Seller certain of the issued and outstanding equity securities of DeliveryCircle, LLC, a Delaware limited liability company (“DeliveryCircle”). DeliveryCircle is engaged in the business of providing dispatch and delivery services and related software.

The Purchase Agreement was unanimously approved by the Company’s directors on August 2, 2024. Pursuant to the Purchase Agreement, at the closing of the transactions contemplated therein, ConnectM purchased from the Seller certain membership interests in DeliveryCircle, comprising 842,157 Class A Units, 207,843 Class P Units and 3,063 Series A Units (the “Acquired Interests”), which represent issued and outstanding equity securities of DeliveryCircle comprising (i) forty-six percent (46.0%) of the equity interests in DeliveryCircle and (ii) fifty-seven percent (57.0%) of the voting interests in DeliveryCircle. In addition, in connection with ConnectM’s acquisition of the Acquired Interests, ConnectM will have the right to appoint four out of the seven voting members to DeliveryCircle’s board of directors.

Pursuant to the Purchase Agreement, ConnectM has agreed to acquire the Acquired Interests for $520,000 plus contingent consideration. The contingent consideration is based on the years ended December 31, 2024 through 2031 and is the lesser of a base amount, 20% of revenue growth from the previous year, or 37% of EBITDA for the year. To value the contingent consideration, the Company performed a Monte Carlo simulation and determined a contingent consideration value of approximately $576,000. As of September 30, 2024, the $520,000 is unpaid and is included in Accrued Expenses in the unaudited condensed consolidated balance sheet.

The fair value of the purchase consideration in the acquisition is as follows:

●	Cash - $520,000
●	Contingent Consideration - $576,000
●	Total - $1,096,000
●	Divided by Acquired Ownership - 46%
●	Implied Consideration for 100%
●	Ownership - $2,382,000

The acquisition of Delivery Circle was accounted for using the acquisition method, whereby all of the assets acquired, and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed and noncontrolling interest at the date of acquisition (in thousands):

Cash	$699
Accounts receivable	620
Prepaid expenses and other assets	41
Intangible assets	586
Goodwill	790
Total assets acquired	$2,736

Accounts payable	$218
Accrued expenses	136
Contingent consideration	576
Total liabilities acquired	$930

Allocation to Minority Interest	$1,286

After allocating the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, the Company recorded goodwill of approximately $0.8 million. Goodwill largely consists of expected synergies to be realized from new ownership and is expected to not be deductible for income tax purposes.

The fair values of intangible assets were based on valuations using the income approach. The preliminary fair value of intangible assets and Delivery Circle’s assembled workforce estimated useful lives are as follows (in thousands):

		Remaining
Identified Intangible Asset	Fair Value	Useful Life
Customer relationships	$106	8 years
Developed technologies	400	5 years
Trade name and workforce	80	5 years
Fair value of identified intangible assets	$586

The Company, with the assistance of third-party appraisers, assessed the fair value of the assets. The identifiable intangible assets were valued using the Income Approach. The Income Approach requires several judgements and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate.

Key assumptions used to value the trade name acquired intangible asset included a tax rate of 28%, intangible discount rate of 14%, and a royalty rate of 0.3%. Key assumptions used to value the developed technology intangible asset included a revenue migration of 20%. Key assumptions used to value the customer relationship intangible asset includes intangible discount rate of 14% and an attrition rate of 10%.

The contingent consideration is categorized as a Level 3 fair value measurement (see Fair Value Measurements described in Note 11) because the Company estimated projections utilizing unobservable inputs. Contingent consideration payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

The following unaudited pro forma information presents our combined results as if the Delivery Circle acquisition occurred at the beginning of 2023. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between the Company and Delivery Circle during the period presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations of the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (unaudited, in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$7,036	$6,572	$23,013	$21,423
Net loss	$(12,182)	$(2,484)	$(16,869)	$(4,628)

The unaudited pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the periods presented and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition. In addition, the unaudited pro forma combined financial information is not intended to project the future results of the combined company.

The unaudited pro forma combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. The Company has been treated as the acquirer.

NOTE 15 – DUE TO RELATED PARTY

As part of the Business Combination, the Company assumed certain related party payables with the Sponsor of Monterey Acquisition Corp. These payables comprise the Due to Related Party on the unaudited condensed consolidated balance sheet.

The first type of payable assumed are working capital loans that the Sponsor provided to Monterey Acquisition Corp. These working capital loans are due on demand and carry no interest. They are convertible into warrants at $1.00. The warrants would have a 5 year term and an exercise price of $11.50. The amount assumed in the Business Combination was $0.4 million. As of September 30, 2024, there was $0.4 million outstanding.

The second type of payable assumed are two unsecured promissory notes with the Sponsor for a combined principal amount of $65 thousand. The notes are non-interest bearing and are payable upon demand. The amount assumed in the Business Combination was $65 thousand. As of September 30, 2024, the notes had an outstanding principal balance of $65 thousand.

The third type of payable assumed was monies advanced to Monterey Acquisition Corp. by the Sponsor for administrative support. These advances are non-interest bearing and are payable upon demand. The amount assumed in the Business Combination was $0.1 million. As of September 30, 2024, the notes had an outstanding principal balance of $0.1 million.

The total due for these payables as of September 30, 2024 was $0.6 million.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through December 13, 2024, the date at which the financial statements were available to be issued, and determined there were no items to disclose other than the following items:

In October and November, the Company refinanced an existing sale of future receipts. Pursuant to this agreement, the Company sold and assigned $0.9 million of future receipts and paid off an existing balance of $0.3 million in exchange for net cash proceeds of $0.5 million. Under this agreement, the Company agreed to pay the third party sales receipts until the future receipts have been collected.

As on October 09, 2024, ConnectM entered into a Purchase Agreement with the owners of Green Energy Gains, whereby the Company has acquired all of the issued and outstanding capital stock of GEG in an all-stock transaction. The Green Energy Gains operating model includes home energy assessments (HEA) and modeling, and identification of weatherization opportunities for the home in order to reduce the homeowner’s utility bills. ConnectM’s core business model relies on an inorganic growth strategy. Green Energy Gains, as a strategic acquisition, strengthens ConnectM's portfolio and is expected to expand the customer base for its proprietary electric heat pump, offering a suitable solution for homeowners after no cost home energy assessments.

In October 2024, the Company received an additional $1.1 million in exchange for four convertible promissory notes as of the date of issuance of the financial statements. The Convertible Notes bears an annual interest of 20% and shall be due and payable in April 2025.

On November 19, 2024, the Company approved the conversion of 6,719,742 shares for the price of $13.8 million of the Company’s outstanding debt into shares of common stock, par value $0.0001 per share of the Company at an average conversion price of $2.045 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CONNECTM

This Quarterly Report on Form 10-Q (this “Quarterly Report”) covers (a) a period prior to the closing of the Business Combination (as defined below) and (b) a period subsequent to the closing of the Business Combination. As a result, references to the “Company,” “our,” “us” or “we” refer (a) to Monterey Capital Acquisition Corporation for the period prior to the closing of the Business and (b) to ConnectM Technology Solutions, Inc. for the period subsequent to the closing of the Business Combination . References to the “Sponsor” refer to Monterrey Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On July 10, 2024, the record date for a special meeting to approve the Business Combination (the “Special Meeting”), there were 9,447,247 shares of MCAC’s common stock issued and outstanding, consisting of (i) 7,147,247 shares of Class A common stock and (ii) 2,300,000 shares of Class B common stock held by the Sponsor. Prior to the Special Meeting, holders of 6,954,105 shares of MCAC Class A common stock (excluding 3,288,466 shares of the common stock purchased by Meteora (as defined below) directly from the redeeming stockholders under the Forward Purchase Agreement (as defined below)) exercised their right to redeem those shares for cash at a price of approximately $11.36 per share (net of the withholding for federal and franchise tax liabilities), for an aggregate of approximately $37,993,476. The per share redemption price was paid out of MCAC’s trust account (the “Trust Account”), which, after taking into account the redemptions, but before any transaction expense and funds disbursed to Meteora in accordance with the Forward Purchase Agreement, had a balance at the Closing Date of $37,993,476.

On July 15, 2024, the common stock of the combined company began trading on the Nasdaq Global Market under the symbol “CNTM.”

Purchase Agreement

On August 5, 2024, the Company entered into that certain Membership Interest Purchase Agreement (as it may be amended and/or restated from time to time, the “Purchase Agreement”) by and between ConnectM and Vijaya Rao, an individual resident of the State of Delaware (“Seller”), for the purposes of ConnectM acquiring from Seller certain of the issued and outstanding equity securities of DeliveryCircle, LLC, a Delaware limited liability company (“DeliveryCircle”). DeliveryCircle is engaged in the business of providing dispatch and delivery services and related software. Capitalized terms used herein but not defined herein have the meanings ascribed thereto in the Purchase Agreement.

The Purchase Agreement was unanimously approved by the Company’s directors on August 2, 2024. Pursuant to the Purchase Agreement, at the closing of the transactions contemplated therein, ConnectM purchased from the Seller certain membership interests in DeliveryCircle, comprising 842,157 Class A Units, 207,843 Class P Units and 3,063 Series A Units (the “Acquired Interests”), which represent issued and outstanding equity securities of DeliveryCircle comprising (i) forty-six percent (46.0%) of the equity interests in DeliveryCircle and (ii) fifty-seven percent (57.0%) of the voting interests in DeliveryCircle. In addition, in connection with ConnectM’s acquisition of the Acquired Interests, ConnectM will have the right to appoint four (4) out of the seven (7) voting members to DeliveryCircle’s board of directors.

Purchase Price

Pursuant to the Purchase Agreement, ConnectM has agreed to acquire the Acquired Interests for $0.5 million plus contingent consideration. The contingent consideration is based on the years ended December 31, 2024 through 2031 and is the lesser of a base amount, 20% of revenue growth from the previous year, or 37% of EBITDA for the year. To value the contingent consideration, the Company performed a Monte Carlo simulation and determined a contingent consideration value of approximately $0.6 million. As of September 30, 2024, the $0.5 million is unpaid and is included in Accrued Expenses in the unaudited condensed consolidated balance sheet.

Contingent Value Amount. After the end of each of the eight calendar years commencing with the calendar year ending December 31, 2024 (each, a “Measurement Year”) ConnectM will pay to the Seller with respect to each Measurement Year an amount (each a “Contingent Value Payment”) equal to lowest of (i) the amount set forth in the table below opposite the applicable Measurement Year under the heading “Base Amount,” (ii) twenty percent (20.0%) of the amount of DeliveryCircle’s Revenue Growth for the applicable Measurement Year and (iii) thirty-seven percent (37.0%) of DeliveryCircle’s EBITDA for the applicable Measurement Year.

Measurement Year (calendar year) Base Amount

2024 $ 355,000.00

2025 $ 288,147.00

2026 $ 488,416.00

2027 $ 473,357.00

2028 $ 591,696.00

2029 $ 739,620.00

2030 $ 924,525.00

2031 $ 854,669.00

Seller will have a period of time each year to review and disagree with ConnectM’s calculations with respect to each Contingent Value Payment and, if necessary, the parties have agreed to attempt in good faith to reach a resolution of such disagreement. If such disagreement cannot be resolved, then the parties will mutually select a regionally recognized firm of independent certified public accountants to compute the amounts in question and such resulting calculation will be binding and conclusive upon the parties, absent manifest error.

Voluntary Prepayment. At ConnectM’s election, in its sole and absolute discretion, ConnectM may pay to Seller in full satisfaction of the Purchase Price, an amount equal to (i) the amount set forth in the table below opposite the applicable calendar year during which such payment is made under the heading “Base Prepayment Amount,” less (ii) the Base Purchase Price and less (iii) the aggregate amount of all Contingent Value Payments which have been paid to Seller as of the date of such payment.

Payment Upon Trigger Event. In the event a Trigger Event (as defined below) shall occur after the Closing, ConnectM will pay in full satisfaction of the Purchase Price, an amount equal to (i) the lesser of (A) seventy percent (70.0%) of the net proceeds actually received by ConnectM as a result of such Trigger Event and (B) the then-applicable Prepayment Amount applicable for the calendar year prior to the calendar year during which such Trigger Event shall have occurred, as per the above schedule, less (ii) the Base Purchase Price and less (iii) the aggregate amount of all Contingent Value Payments which have been paid to Seller as of the date of such payment.

“Trigger Event” means (a) the direct or indirect sale, transfer or other disposition (including by way of equity sale, merger, consolidation or other similar transaction) of fifty percent (50%) or more of the then issued and outstanding equity interests of DeliveryCircle in one or a series of related transactions, (b) the merger or consolidation of DeliveryCircle with or into any other entity, in one or a series of related transactions, pursuant to which fifty percent (50%) or more of the equity interests of the surviving or resulting entity is held by one or more third parties, or (c) the sale, transfer or other disposition of all or substantially all of the assets of DeliveryCircle, in one or a series of related transactions; provided that none of the transactions described in the foregoing clauses (a) through (c) shall constitute a Trigger Event for purposes of the Purchase Agreement if the acquirer or other counterparty in such transaction is an affiliate of ConnectM.

Payment Upon Acquisition of Remaining Interests. If, at any time prior to December 31, 2031, ConnectM shall not have satisfied in full its obligation to pay the Purchase Price and ConnectM acquires, directly or indirectly, all, or substantially all, of the remaining 43.0% of the membership interests in DeliveryCircle, then ConnectM shall, at Seller’s election, pay to Seller an amount equal to the lesser of (i) (A) an amount that is proportional (based upon the ratio of the Acquired Interests to all of the membership interests of DeliveryCircle being purchased) to the amount paid to the holders of such other membership interests, less (B) the Base Purchase Price, less (C) the aggregate amount of all Contingent Value Payments which have been paid to Seller as of the date of such payment and (ii) the Prepayment Amount as of the date of such election.

Calendar Year Base Prepayment Amount

2024 $ 3,955,000.00

2025 $ 4,200,000.00

2026 $ 4,444,000.00

2027 $ 4,667,000.00

2028 $ 4,871,000.00

2029 $ 5,044,000.00

2030 $ 5,171,000.00

2031 $ 5,234,000.00

Representations and Warranties; Covenants

ConnectM and the Seller have made customary representations, warranties and covenants in the Purchase Agreement, including, among other things, a five (5) year non-competition and non-solicitation covenant of the Seller. Seller has also covenanted to obtain and deliver to ConnectM suitable agreements and/or amendments to the governing documents of DeliveryCircle to provide that ConnectM will have the right to appoint four (4) out of the seven (7) voting members to DeliveryCircle’s board of directors.

Except for certain Fundamental Representations, which shall, in the case of representations regarding Tax matters and Employee Benefit Plans, survive until expiration of the applicable statutes of limitation plus sixty (60) days, and in the case of the other Fundamental Representations, survive indefinitely, all representations and warranties set forth in the Purchase Agreement shall survive for eighteen (18) months after the Closing Date.

Amendment to Forward Purchase Agreement

As previously reported on it Current Report on Form 8-K dated January 1, 2023, the Company entered into that certain OTC Equity Prepaid Forward Transaction, dated as of December 31, 2022 (as amended from time to time, the “Forward Purchase Agreement”), by and among (i) Meteora Special Opportunity Fund I, LP (“MSOF”), (ii) Meteora Capital Partners, LP (“MCP”), (iii) Meteora Select Trading Opportunities Master, LP (“MSTO” and with MSOF, MCP, and MSTO, collectively the “Seller”), and (iv) the Company. Capitalized terms used herein but not defined herein have the meanings ascribed thereto in the Forward Purchase Agreement.

On August 2, 2024, the Company and the Seller entered into an amendment (the “Amendment”) to the Forward Purchase Agreement, pursuant to which, among other things:

a.	The Settlement Method has been changed from “Physical Settlement” to “Cash Settlement”.
b.	The section titled “Maturity Consideration” has been deleted in its entirety.
c.	An additional Valuation Date has been added, namely, the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s sole discretion.
d.	Provisions for “Settlement Amount, “Settlement Amount Adjustment,” Valuation Period” and “Cash Settlement Payment Date” with respect to the additional Valuation Date have been added.
e.

The Reset Price has been changed to mean “The Reset Price shall initially be the Initial Price. The Reset Price shall be adjusted on the first scheduled trading day of each week (each a “Reset Date”) commencing with the first week following the thirtieth day after the closing of the Business Combination to be the lowest of (a) the then current Reset Price, (b) the Initial Price and (c) the VWAP Price of the Shares of the prior week, but not lower than $2.00; provided that the Reset Price may be further reduced pursuant to a Dilutive Offering Reset.

f.

The Prepayment Shortfall has been changed to mean “An amount in USD equal to 0.50% of the product of the Number of Shares and the Initial Price paid by Seller to Counterparty on the Prepayment Date (which amount was netted from the Prepayment Amount). Additionally, Counterparty shall have the option, at its sole discretion, at any time up to forty-five (45) calendar days prior to the Valuation Date, to request additional Prepayment Shortfall via written requests to Seller in intervals of $300,000 (each an “Additional Shortfall Request”), provided Counterparty shall only be able to make an Additional Shortfall Request if the (i) Seller has recovered 120% of any outstanding Prepayment Shortfall via Shortfall Sales as further described in the Section titled “Prepayment Shortfall Consideration” and (ii) the VWAP Price over the ten (10) trading days prior to an Additional Shortfall Request multiplied by the then current Number of Shares (excluding unregistered shares) held by Seller less Shortfall Sale Shares be at least seven (7) times greater than the Additional Shortfall Request, and (iii) the average daily value traded over the prior ten (10) trading days be at least seven (7) times greater than the Additional Shortfall Request (with (i), (ii) and (iii) collectively as the “Equity Conditions”). Notwithstanding the foregoing, Seller, in its sole discretion, may waive the Equity Conditions for each Additional Shortfall Request, if applicable, in writing to Counterparty.

g.

Seller may sell Recycled Shares at any time and at any sales price, without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 120% of the Prepayment Shortfall.

Nasdaq Matters

On September 4, 2024, the Company, received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s listed securities failed to comply with the $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on the Global Market tier of Nasdaq in accordance with Nasdaq Listing Rule 5450(b)(2)(A) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the Notice.

The Notice has no immediate effect on the listing of the Company’s securities on Nasdaq and in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a period of 180 calendar days, or until March 3, 2025, in which to regain compliance. In order to regain compliance, the MVLS of the Company must close at $50,000,000 or more for a minimum of ten consecutive business days during this 180-day period. In the event the Company does not regain compliance with the MVLS requirement prior to March 3, 2025, the Company’s securities will be subject to delisting.

There can be no assurance that the Company will be able to regain compliance with the MVLS requirement, or maintain compliance with the other Nasdaq continued listing requirements.

Note Conversion Agreements

On September 12, 2024, the Company entered into (A) a Note Conversion Agreement with Arumilli LLC, a Delaware limited liability company (“Arumilli”), pursuant to which Arumilli converted $2,652,250 of principal and accrued but unpaid interest on certain promissory notes issued by the Company to Arumilli into 1,326,125 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a conversion price of $2.00 per share (the “Conversion Price”) and (B) a Note Conversion Agreement with SriSid LLC, a Delaware limited liability company (“SriSid”), pursuant to which SriSid converted $4,867,100 of principal and accrued but unpaid interest on certain promissory notes issued by the Company to SriSid into 2,443,550 shares of Common Stock at the Conversion Price (together, the “Note Conversion Agreements”). The Note Conversion Agreements were subject to a shareholder vote which took place in November 2024. As a result, the Notes Conversion Agreements were still outstanding as of September 30, 2024.

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

The following table sets forth ConnectM’s unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Revenues	$6,074	$4,384
Costs and expenses:
Cost of revenues	4,200	3,716
Selling, general and administrative expenses	4,900	2,843
Loss from operations	(3,026)	(2,175)
Other income (expense):
Interest expense	(667)	(472)
Change in fair value of convertible notes	(1,623)	182
Change in fair value of forward purchase agreement	(8,575)	—
Gain on forward purchase agreement	1,443	—
Other income (expense), net	270	(149)
Total other expense	(9,152)	(439)
Loss before income taxes	(12,178)	(2,614)
Income tax benefit	—	—
Net loss	$(12,178)	$(2,614)

The following table sets forth ConnectM’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Revenues	$17,299	$15,484
Costs and expenses:
Cost of revenues	11,010	11,020
Selling, general and administrative expenses	11,773	8,780
Loss on impairment of intangible assets	406	—
Loss from operations	(5,890)	(4,316)
Other income (expense):
Interest expense	(1,820)	(902)
Loss on extinguishment of debt	(592)	—
Change in fair value of convertible notes	(1,623)	182
Change in fair value of forward purchase agreement	(8,575)	—
Gain on forward purchase agreement	1,443	—
Other income (expense), net	59	4
Total other expense	(11,108)	(716)
Loss before income taxes	(16,998)	(5,032)
Income tax benefit	—	—
Net loss	$(16,998)	$(5,032)

The following table sets forth ConnectM’s statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$19,972	$15,441
Costs and expenses:
Cost of revenues	14,935	11,404
Selling, general and administrative expenses	12,320	7,315
Loss on impairment	182	589
Loss from operations	(7,465)	(3,867)
Other income (expense):
Interest expense	(1,431)	(282)
Loss on extinguishment of debt	(370)	—
Other income, net	68	65
Total other expense	(1,733)	(217)
Loss before income taxes	(9,198)	(4,084)
Income tax benefit	—	541
Net loss	$(9,198)	$(3,543)

Key Components of the Results of Operations

Revenue

The Company generates revenue from HVAC system services, solar system services (residential and commercial), roofing services, and managed services.

HVAC System Services

The Company generates revenue from HVAC equipment sales, as noted above, as well as through installation of the HVAC equipment and agreements that provide for various service associated with HVAC equipment the Company has sold to its customers (i.e., maintenance visits, remote technical support, etc.). The services involve a combination of labor and underlying parts cost; however, these items are not separated as they are both required to achieve the end objective of providing the total service. The Company’s revenue is generated from customers located throughout the U.S. and India.

Solar System Services- Residential

The Company generates revenue from solar panel services that include services such as solar panel repairs and solar panel installations. The services involve a combination of labor and underlying parts cost; however, these items are not separated as they are both required to achieve the end objective of providing the total service.

Solar System Services-Commercial

For large commercial and utility grade energy storage system installation which consist of the engineering, design and installation of the system, customers make milestone payments that are consistent with contract-specific phases of a project.

Roofing Services

The Company generates revenue through roofing services that include services including, but not limited to, roof repairs, skylight installations, or complete roof replacements. The services involve a combination of labor and inventory required to perform such services; however, these items are not separated as they are both required to achieve the end objective of providing the total service. Each transaction is a distinct performance obligation, priced on a standalone basis, which provides benefit to the customer. Revenue is recognized as the services are performed which is normally a day or less. As such, recognition over time approximates a point in time.

Managed Services

Beginning in 2023, the Company entered into managed services contracts with external third parties. Under these contracts with its customers, the Company is responsible for running the day-to-day operations of these third parties, including human resources and people management, procurement, marketing, lead generation, and centralizing vendor management.

Operating Expenses

Cost of Revenue

Cost of Revenue consists of personnel-related expenses, including salaries, benefits and stock-based compensation, and facility costs for our operations and manufacturing teams. Cost of Revenue also includes expenses for costs of equipment and professional services related to the maintenance or installation of equipment. ConnectM expects its operations costs to increase in the foreseeable future as it continues to invest in the expansion of its operations.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, depreciation and amortization, and allocated facility costs for our business development, marketing, corporate, executive, finance, legal, human resources, IT, and other administrative functions. General and administrative expenses also include expenses for outside professional services, including legal, auditing and accounting services, recruitment expenses, travel expenses and certain non-income taxes, insurance, and other administrative expenses.

ConnectM expects its selling, general and administrative expenses to increase for the foreseeable future as it scales headcount with the growth of its business, and because of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, increased insurance expenses, investor relations activities, and other administrative and professional services.

Interest expense

Interest expense results from interest on the Company’s outstanding loans. ConnectM may utilize debt to finance its future acquisitions and fund operations and therefore, interest expense incurred may increase in future periods.

Loss on extinguishment of debt

During the nine months ended September 30, 2024 and during the year ended December 31, 2023, the Company amended certain of its debt agreements. The Company concluded that the amended terms of the agreements were substantially different from the term of the initial agreements, causing the Company to account for this amendment as extinguishments of the previous debt facility.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes consists of changes in the fair value of the Company’s convertible debt that it has elected to account for utilizing the fair value option.

Change in Fair Value of Forward Purchase Agreement

Change in fair value of forward purchase agreement consists of changes in the fair value of the Company’s forward purchase agreement that it has elected to account for utilizing the fair value option.

Gain on Forward Purchase Agreement

Gain on forward purchase agreement results from the release of previous forward purchase agreement.

Other (Expense) Income, net

Other (expense) income, net consists of non-operating items such as legal fees, interest earned, gains and losses on the sale of fixed assets, and other miscellaneous expenses incurred throughout the period.

Comparison of the Three Months Ended September 30, 2024 and 2023 - Revenues:

Revenue

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Revenues	$6,074	$4,384	$1,690	39%

Revenue increased approximately $1.7 million, or 39%, to $6.1 million for the three months ended September 30, 2024 from $4.4 million for the three months ended September 30, 2023. This increase was primarily driven primarily by the Company’s new managed services offering, which yielded an increase in revenues of $1.3 million for the three months ended September 30, 2024 and increases in the Company’s OEM/EV segment with an increase to revenue of $1.8 million for the nine months ended September 30, 2024. This increase was primarily offset by a decline in the Company’s electrification and decarbonization segment of $0.9 million and $0.5 million, respectively. These decreases in the electrification and decarbonization segments were driven by inclement weather during the three months ended September 30, 2024, which caused a decline in solar installations during this period.

Comparison of the Nine Months Ended September 30, 2024 and 2023 - Revenues:

Revenue

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Revenues	$17,299	$15,484	$1,815	12%

Revenue increased approximately $1.8 million, or 12%, to $17.3 million for the nine months ended September 30, 2024 from $15.5 million for the nine months ended September 30, 2023. This increase was driven by the Company’s new managed services offering, which yielded in increase in revenues of $5.0 million for the nine months ended September 30, 2024 and increases in the Company’s OEM/EV segment with an increase to revenue of $2.0 million for the nine months ended September 30, 2024. The increase was primarily offset by a decline in the Company’s electrification and decarbonization segment of $2.2 million and $3.0 million, respectively. These decreases in the electrification and decarbonization segments were driven by inclement weather during the nine months ended September 30, 2024, which caused a decline in solar installations during this period.

Comparison of the Year Ended December 31, 2023 and 2022 — Revenues:

Revenue

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Revenues	$19,972	$15,441	$4,531	29%

Revenue increased approximately $4.5 million, or 29%, to $20.0 million for the year ended December 31, 2023 from $15.4 million for the year ended December 31, 2022. This increase was primarily driven by the acquisitions of Bourque Heating and Cooling Company, Inc. on February 14, 2022, Airflow Service Company, Inc. in May of 2022, and Florida Solar, Inc. in December of 2022. The revenues from these acquired companies was approximately $8.4 million for the year ended December 31, 2023 as compared to $4.1 million for the year ended December 31, 2022. Additionally, revenue increased by $0.6 million for the year ended December 31, 2023 due to the Company’s Managed Service arrangements, which did not exist in 2022. These increases were offset by a decline in revenues of $0.5 million resulting from the Company’s winding down of its Designed Temperatures, Inc. business during the year ended December 31, 2023. On a go-forward basis, the Company expects that a large portion of its increases in revenues will be attributable to its growing managed services business.

Comparison of the Three Months Ended September 30, 2024 and 2023 - Cost of Revenues:

Cost of revenues

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Cost of revenues	$4,200	$3,716	$484	13%

Cost of revenues increased $0.5 million, or 13%, to $4.2 million for the three months ended September 30, 2024 from $3.7 million for the three months ended September 30, 2023. This increase was primarily driven by the Company’s new managed services offering and OEM/EV segments, which yielded an increase in cost of revenues for the three months ended September 30, 2024 of $0.7 million and $1.3 million, respectively. This increase was offset by a decline in the Company’s electrification and decarbonization segments of $0.9 million and $0.6 million, respectively, which was driven by the decrease in revenues for this segment, as described above, and higher material costs for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023 - Cost of Revenues:

Cost of revenues

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Cost of revenues	$11,010	$11,020	$(10)	0%

Cost of revenues decreased $10 thousand for the nine months ended September 30, 2024. This decrease was primarily driven by a decline in the Company’s electrification and decarbonization segments of $2.0 million and $1.9 million, which was driven by the decrease in revenues for this segment, as described above, and higher material costs for the nine months ended September 30, 2024. This decrease was primarily offset by the Company’s new managed services offering and OEM/EV segments, which yielded an increase in cost of revenues for the nine months ended September 30, 2024 of $2.7 million and $1.3 million, respectively.

Comparison of the Year Ended December 31, 2023 and 2022 — Cost of Revenues:

Cost of revenues

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Cost of revenues	$14,935	$11,404	$3,531	31%

Cost of revenues increased $3.5 million, or 31%, to $14.9 million for the year ended December 31, 2023 from $11.4 million for the year ended December 31, 2022. This increase was primarily driven by the acquisitions of Bourque Heating and Cooling Company, Inc. on February 14, 2022, Airflow Service Company, Inc. in May of 2022, and Florida Solar, Inc. in December of 2022. The cost of revenues from these acquired companies was approximately $8.1 million for the year ended December 31, 2023 as compared to $6.0 million for the year ended December 31, 2022.

Furthermore, the Company experienced incremental cost of revenues of $0.4 million associated with its Managed Services, which the Company did not provide during the year ended December 31, 2022. The remainder of the change as compared to the year ended December 31, 2022 relates to the Company’s winding down of its Designed Temperatures, Inc. business during the year ended December 31, 2023, resulting in decreased cost of revenues of approximately $0.7 million. The remainder of the change was primarily due to increases in cost of revenues within our CMI business. On a go-forward basis, the Company expects that a large portion of its increases in costs of revenues will be attributable to its growing managed services business.

Comparison of the Three Months Ended September 30, 2024 and 2023 - Gross Profit:

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Gross margin – Electrification Segment	$530	$523	$7	1%

Gross margin for the Electrification Segment increased $7 thousand, or 1%, for the three months ended September 30, 2024. This increase was primarily driven by improved labor utilization and reduced material costs.

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Gross margin – Decarbonization Segment	$361	$278	$83	30%

Gross margin for the Decarbonization segment increased approximately $83 thousand, or 30%, to $0.4 million for the three months ended September 30, 2024 from $0.3 million for the three months ended September 30, 2023. This increase was primarily driven by a favorable labor utilization.

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Gross margin – OEM/EV Segment	$362	$(117)	$479	409%

Gross margin for the OEM/EV segment increased approximately $0.5 million to $0.4 million for the three months ended September 30, 2024 from $(0.1) million for the three months ended September 30, 2023. This increase was driven by lower material costs for the three months ended September 30, 2024.

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Gross margin – Managed Services Segment	$621	$(16)	$637	3,981%

Gross margin for the Managed Services segment increased approximately $0.6 million, or 3,981%, for the three months ended September 30, 2024. This segment was new during the quarter ended September 30, 2023 and the Company expects its Managed Services segment to be a source of significant growth in the future. Gross Margins may change as this business expands and matures and the Company identifies synergies in its service offering.

Comparison of the Nine Months Ended September 30, 2024 and 2023 - Gross Profit:

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Gross margin – Electrification Segment	$1,731	$1,825	$(94)	(5)%

Gross margin for the Electrification Segment decreased $0.1 million, or 5%, to $1.7 million for the nine months ended September 30, 2024 from $1.8 million for the nine months ended September 30, 2023. This decrease was primarily driven by lower labor utilization.

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Gross margin – Decarbonization Segment	$1,636	$2,784	$(1,148)	(41)%

Gross margin for the Decarbonization segment decreased approximately $1.1 million, or 41%, to $1.6 million for the nine months ended September 30, 2024 from $2.8 million for the nine months ended September 30, 2023. This decrease was primarily driven by lower labor utilization, inclement weather which inhibited solar panel installation, and higher material costs.

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Gross margin – OEM/EV Segment	$603	$(129)	$732	567%

Gross margin for the OEM/EV segment increased approximately $0.7 million to $0.6 million for the nine months ended September 30, 2024 from $(0.1) million for the nine months ended September 30, 2023. This increase was driven by lower material costs for the nine months ended September 30, 2024.

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Gross margin – Managed Services Segment	$2,319	$(16)	$2,335	14,594%

Gross margin for the Managed Services segment was approximately $2.3 million for the nine months ended September 30, 2024. This segment was new during the quarter ended September 30, 2023 and the Company expects its Managed Services segment to be a source of significant growth in the future. Gross Margins may change as this business expands and matures and the Company identifies synergies in its service offering.

Comparison of the Year Ended December 31, 2023 and 2022 — Gross Profit:

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Gross margin – Electrification Segment	$2,229	$2,517	$(287)	(11)%

Gross margin for the Electrification Segment decreased $0.3 million, or 11%, to $2.2 million for the year ended December 31, 2023 from $2.5 million for the year ended December 31, 2022. This decrease was primarily driven by increase in costs of revenue driven by the Company’s CMB and AFS businesses by approximately $0.6 million. This increase was offset by gross margin savings as a result of the winding down of the Company’s Designed Temperatures, Inc. business during the year ended December 31, 2023 which had a negative gross margin of $0.2 million for the year ended December 31, 2022.

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Gross margin – Decarbonization Segment	$3,026	$1,506	$1,519	101%

Gross margin for the Decarbonization segment increased approximately $1.5 million, or 101%, to $3.0 million for the year ended December 31, 2023 from $1.5 million for the year ended December 31, 2022. This increase was primarily driven by the acquisition of Florida Solar, Inc. in December of 2022. Total gross profit for Florida Solar, Inc. for the year ended December 31, 2023 was approximately $1.5 million.

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Gross margin – OEM/EV Segment	$(426)	$14	$(440)	(3,168)%

Gross margin for the OEM/EV segment decreased approximately $0.4 million to $(0.4) million for the year ended December 31, 2023 from $14 thousand for the year ended December 31, 2022. This decrease was driven by increases in labor costs within the Company’s CMI business unit of approximately $0.4 million for the year ended December 31, 2023.

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Gross margin – Managed Services Segment	$208	$—	$208	—%

Gross margin for the Managed Services segment was approximately $0.2 million for the year ended December 31, 2023. The Managed Services segment did not exist during the year ended December 31, 2022. Going forward, the Company expects its Managed Services segment to be a source of significant growth in the future. Gross Margins may change as this business expands and matures and the Company identifies synergies in its service offering.

Comparison of the Three Months Ended September 30, 2024 and 2023 — Selling, General and Administrative:

Selling, General and Administrative

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Selling, general and administrative expenses	$4,900	$2,843	$2,057	72%

Selling, general and administrative expense increased $2.1 million, or 72% to $4.9 million for the three months ended September 30, 2024 from $2.8 million for the three months ended September 30, 2023. The increase was due to the Company experiencing incremental selling, general, and administrative costs associated with its Managed Service Offering of approximately $0.5 million and $1.6 million of onetime costs associated with the initial public offering for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023 — Selling, General and Administrative:

Selling, General and Administrative

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Selling, general and administrative expenses	$11,773	$8,780	$2,993	34%

Selling, general and administrative expense increased $3.0 million, or 34% to $11.8 million for the nine months ended September 30, 2024 from $8.8 million for the nine months ended September 30, 2023. The increase was due to the Company experiencing incremental selling, general, and administrative costs associated with its Managed Service Offering of approximately $2.1 million and $0.9 million of onetime costs associated with the initial public offering for the nine months ended September 30, 2024.

Comparison of the Year Ended December 31, 2023 and 2022 — Selling, General and Administrative:

Selling, General and Administrative

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Selling, general and administrative expenses	$12,320	$7,315	$5,005	68%

Selling, general and administrative expense increased $5.0 million, or 68% to $12.3 million for the year ended December 31, 2023 from $7.3 million for the year ended December 31, 2022. This increase was primarily driven by the acquisitions of Bourque Heating and Cooling Company, Inc. on February 14, 2022, Airflow Service Company, Inc. in May of 2022, and Florida Solar, Inc. in December of 2022. The selling, general, and administrative expenses from these acquired companies was approximately $3.3 million for the year ended December 31, 2023 as compared to $1.5 million for the year ended December 31, 2022. Additionally the Company experienced incremental selling, general, and administrative costs associated with its Managed Service Offering of approximately $0.3 million for the year ended December 31, 2023. Furthermore, the Company experienced incremental selling, general and administrative expenses that were determined not to be capitalizable as deferred offering costs of approximately $1.8 million during the year ended December 31, 2023 that relate to recurring audit, accounting, and other professional services that were not directly related to the Company’s transaction with MCAC. Furthermore, the Company established its postretirement benefit plans in January of 2023 and incurred approximately $0.1 million in incremental expenses associated with these plans. The remainder of the increase pertains to an increase in administrative costs as the Company begins to establish other lines of business and increases in advertising-related expenses.

Comparison of the Nine Months Ended September 30, 2024 and 2023 — Loss on Impairment:

Loss on Impairment

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Loss on impairment	$406	$—	$406	—%

During the nine months ended September 30, 2024, the Company recognized $0.4 million related to impairment of intangibles within its electrification segment.

Comparison of the Year Ended December 31, 2023 and 2022 — Loss on Impairment:

Loss on Impairment

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Loss on impairment	$182	$589	$(407)	(69)%

During the year ended December 31, 2023 the Company recognized an impairment of goodwill of $0.2 million within its Electrification segment. During the year ended December 31, 2022, the Company recognized an impairment of goodwill of $0.5 million and an impairment of long lived assets of $99 thousand within its Electrification segment.

Comparison of the Three Months Ended September 30, 2024 and 2023 — Interest Expense:

Interest Expense

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Interest expense	$(667)	$(472)	$(195)	41%

Interest expense increased $0.2 million to $0.7 million for the three months ended September 30, 2024 from $0.5 million for the three months ended September 30, 2023. This increase was primarily driven by the issuance of the Company’s secured promissory notes and convertible notes throughout 2023 and during the three months ended September 30, 2024. For further information regarding the different debt instruments issued throughout 2023 and during the three months ended September 30, 2024, please see the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 and the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022.

Comparison of the Nine Months Ended September 30, 2024 and 2023 — Interest Expense:

Interest Expense

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Interest expense	$(1,820)	$(902)	$(918)	102%

Interest expense increased $0.9 million to $1.8 million for the nine months ended September 30, 2024 from $0.9 million for the nine months ended September 30, 2023. This increase was primarily driven by the issuance of the Company’s secured promissory notes and convertible notes throughout 2023 and during the nine months ended September 30, 2024. For further information regarding the different debt instruments issued throughout 2023 and during the nine months ended September 30, 2024, please see the unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2024 and 2023 and the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022.

Comparison of the Year Ended December 31, 2023 and 2022 — Interest Expense:

Interest Expense

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Interest expense	$(1,431)	$(282)	$(1,150)	408%

Interest expense increased $1.1 million to $ 1.4 million for the year ended December 31, 2023 from $0.3 million for the year ended December 31, 2022. This increase was primarily driven by the issuance of the Company’s secured promissory notes, convertible notes, and seller notes issued in connection with the multiple acquisitions completed throughout 2022. There were no acquisitions in 2023. Furthermore, interest expense increased due to the discount issued associated with the Company’s Libertas Future Receipts agreements totaling $0.3 million for the year ended December 31, 2023. For further information regarding the Company’s debt outstanding, please refer to the notes to the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022.

Comparison of the Nine Months Ended September 30, 2024 and 2023 — Loss on Extinguishment of Debt:

Loss on Extinguishment of Debt

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Loss on extinguishment of debt	$(592)	$—	$(592)	—%

During the nine months ended September 30, 2024, the Company amended certain of its debt agreements. The Company concluded that the amended terms of the agreements were substantially different from the terms of the initial agreements, causing the Company to account for this amendment as extinguishments of the previous debt facility. For further information, please see the unaudited condensed consolidated interim financial statements as of and for the three and nine months ended September 30, 2024 and 2023.

Comparison of the Year Ended December 31, 2023 and 2022 — Loss on Extinguishment:

Loss on Extinguishment

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Loss on extinguishment	$(370)	$—	$(370)	—%

During the year ended December 31, 2023, the Company amended certain of its debt agreements. The Company concluded that the amended terms of the agreements were substantially different from the terms of the initial agreements, causing the Company to account for this amendment as extinguishments of the previous debt facility. For further information, please refer to the notes to the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022.

Comparison of the Three months Ended September 30, 2024 and 2023 — Other Income (Expense), net

Other Income (Expense), net

	Nine months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Other income (expense), net	$270	$(149)	$419	281%

Other income (expense), net increased $0.4 million to $0.3 million for the three months ended September 30, 2024 from $(0.1) million for the three months ended September 30, 2023. This primarily relates miscellaneous operating expenses.

Comparison of the Nine months Ended September 30, 2024 and 2023 — Other Income (Expense), net

Other Income (Expense), net

	Three months ended September 30,
(In thousands)	2024	2023	Change	Change (%)
Other income (expense), net	$59	$4	$55	1,375%

Other income (expense), net increased $55 thousand to $59 thousand for the three months ended September 30, 2024 from $4 thousand for the three months ended September 30, 2023. This primarily relates miscellaneous operating expenses.

Comparison of the Year Ended December 31, 2023 and 2022 — Other Income (Expense), net

Other Income

	Year Ended December 31,
(In thousands)	2023	2022	Change	Change (%)
Other income	$67	$65	$2	3%

Other income decreased nominally during the year ended December 31, 2023 as compared to the year ended December 31, 2022. This primarily relates to the fair value adjustment associated with the Company’s outstanding convertible notes. For further information regarding this fair value adjustment, please refer to the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources

To date, ConnectM has funded its operations primarily through the issuances of convertible preferred units of approximately $12.0 million and through various borrowings. For further information regarding the Company’s debt outstanding, please refer to the unaudited condensed consolidated interim financial statements as of September 30, 2024 and 2023.

We require capital to fund our operating expenses and capital expenditures. Additional capital is necessary to fund ongoing operations, continue research, development efforts, improve infrastructure, and execute on our acquisition strategy. Our ability to access the capital markets will influence the rate at which we deploy capital. Future capital requirements will depend on many factors, including:

●	Seeking and obtaining market access approvals;
●	Establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support our growth;
●	Addressing any competing technological and market developments;
●	Technological or manufacturing difficulties, design issues or other unforeseen matters;
●	Identifying attractive acquisition targets that align with our current businesses; and
●	Attracting, hiring, and retaining qualified personnel.

If we successfully raise additional capital, we may accelerate certain development programs and other investments. There can be no assurance that additional funds will be available to us on favorable terms or at all. If we cannot raise additional funds this will lead us to delay or reduce or stop certain development activities and pursue the reduction of certain components of our operating expenses. If we cannot raise additional funds when needed, our financial condition, results of operations, and cash flows, business and prospects may be materially and adversely affected.

Secured Promissory Notes

In February of 2022, the Company entered into secured promissory note agreements (the “Secured Promissory Notes with two individual lenders for a total of $1.4 million. In connection with the issuance of the Secured Promissory Notes, the Company issued warrants to each lender that may be converted into shares of common stock of the Company. The Secured Promissory Notes mature in February of 2025. Interest is charged at an annual simple rate of 9.25%, which increases to 12% upon the occurrence of an Event of Default. The warrants that were issued in connection with the issuance of the Secured Promissory Notes have an exercise price of $3.61 per share of common stock. Such warrants are exercisable at any point for a period of 10 years from the date issued. The warrants are not transferable, nor do they carry any voting rights or other rights of a shareholder. The holders of the warrants cannot net settle, and all exercises of such warrants must be completed in cash.

During the year ended December 31, 2023, the Company issued an additional $5.5 million of secured promissory notes with terms like those described above (the “2023 Promissory Notes”). However, no warrants were issued in connection with the issuance of these additional secured promissory notes. These 2023 Promissory Notes have maturity dates ranging from November of 2023 to December of 2024. For the notes with original maturity dates prior to the date these financial statements are issued, the Company reached agreements with the noteholders to extend the maturity date to the earlier of May 31, 2024 or the date of the transaction with MCAC. The notes accrue interest at a simple annual interest rate that ranges from 18% to 24.0%. Additionally, the Company is not required to make any payments under these promissory notes prior to maturity.

During the nine months ended September 30, 2024, the Company issued fourteen additional secured promissory notes totaling $4.1 million. The notes accrue interest at a simple annual interest rate of 24%. There were no warrants issued in connection with the issuance of these additional secured promissory notes. These Promissory Notes have maturity dates ranging from January 2025 to June 2025.

A summary of the secured promissory note agreements entered throughout 2023 and 2024 is as follows:

				Original
Entity	Amount	Interest Rate	Issue Date	Maturity Date	Total by Quarter
First Quarter, 2023
Arumilli LLC	$250,000	18%	1-Jan-23	31-May-24
SriSid LLC	$250,000	18%	1-Mar-24	31-May-24
					$500,000
Second Quarter, 2023
SriSid LLC	$250,000	21%	10-Apr-23	31-May-24
Sri Nalla	$300,000	21%	3-May-23	31-May-24
Ashish Kulkarni	$100,000	21%	5-May-23	4-May-24
					$650,000
Third Quarter, 2023
Arumilli LLC	$250,000	24%	18-Jul-23	17-Jul-24
Arumilli LLC	$250,000	24%	26-Jul-23	25-Jul-24
Arumilli LLC	$250,000	24%	2-Aug-23	1-Aug-24
SriSid LLC	$750,000	24%	2-Aug-23	1-Aug-24
SriSid LLC	$250,000	24%	15-Sep-23	14-Sep-24
SriSid LLC	$650,000	24%	25-Sep-23	24-Sep-24
					$2,400,000
Fourth Quarter, 2023
SriSid LLC	$250,000	24%	19-Oct-23	19-Oct-24
SriSid LLC	$250,000	24%	24-Oct-23	24-Oct-24
SriSid LLC	$350,000	24%	9-Nov-23	8-Nov-24
SriSid LLC	$200,000	24%	10-Nov-23	9-Nov-24
Ashish Kulkarni	$200,000	24%	13-Nov-23	12-Nov-24
Arumilli LLC	$500,000	24%	15-Dec-23	15-Dec-24
SriSid LLC	$210,000	24%	15-Dec-23	15-Dec-24
					$1,960,000
First Quarter, 2024
Arumilli LLC	$500,000	24%	18-Jan-24	17-Jan-25
IT Corpz Inc	$500,000	24%	2-Feb-24	31-Oct-24
Arumilli LLC	$500,000	24%	13-Mar-24	12-Mar-25
					$1,500,000
Second Quarter 2024
Arumili LLC	$500,000	24%	10-Apr-24	9-Apr-25
SriSid, LLC	$250,000	24%	23-Apr-24	22-Apr-25
SriSid, LLC	$250,000	24%	6-May-24	5-May-25
SriSid, LLC	$250,000	24%	8-May-24	7-May-25
SriSid, LLC	$125,000	24%	16-May-24	15-May-25
SriSid, LLC	$125,000	24%	20-May-24	19-May-25
Dinesh Tanna	$200,000	24%	31-May-24	30-May-25
Ashish Kulkarni	$250,000	24%	11-Jun-24	10-Jun-25
Kanu Patel	$200,000	24%	17-Jun-24	16-Jun-25
Satish Tadikonda Trust	$300,000	24%	18-Jun-24	17-Jun-25
Vikas Desai	$100,000	24%	20-Jun-24	19-Jun-25
					$2,550,000

The total amount outstanding under these promissory note agreements as of September 30, 2024 and December 31, 2023 were $11.3 million and $7.4 million, respectively.

Convertible Notes

The Company issued $1.4 million of convertible notes in September of 2022 that mature two years from the date of issuance (September 2024). On February 22, 2023, the convertible notes were amended to clarify how these Convertible Notes convert; this modification did not change the future cash flows of the notes. The Convertible Notes automatically convert in three (3) different situations: (i) upon the consummation of a Qualified Financing, (ii) upon the consummation of a Change of Control, or (iii) upon maturity.

In the case of a Qualified Financing (as defined below), the convertible notes (principal plus interest) automatically convert at a quotient, the numerator of which is the entire principal of the convertible notes and any interest accrued and the denominator is the lesser of 80% of the price per share to be sold in a financing event, or $2.11 per share, adjusted for any stock dividend, stock split, combination, or other similar recapitalization with respect to such class or series. In the case of a Change of Control (as defined below), the convertible notes (principal plus interest) automatically convert into shares of Common Stock of the Company at a conversion price that will be based upon a pre-money valuation of the Company equal to eighty percent (80.0%) of the enterprise value of the Company as determined based upon the net consideration to be paid in connection with such Change of Control transaction. If the convertible notes are still outstanding at maturity, they automatically convert (principal plus interest) into shares of a separate series of the Company’s Series B Preferred Stock having identical rights, privileges, preferences and restrictions as the Company’s existing Series B-1 Preferred Stock, except the liquidation preference, dividend rights and anti-dilution protection will be appropriately adjusted to reflect the price per share at which the convertible notes are converted into Series B Preferred Stock, which is at the conversion price of $2.11 per share (subject to adjustments for stock dividends, stock splits, or other similar recapitalization events with respect to such class or series of shares).

A Qualified Financing is defined as the next transaction or series of transactions after the issuance of the Notes in which the Company sells shares of its privately issued equity securities resulting in gross proceeds to the Company of at least $5.0 million (not including the Notes). The closing of this transaction would not be deemed a Qualified Financing.

A Change of Control means (i) that the beneficial ownership (as defined in Rule 13d3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company is acquired by any “person” as defined in sections 13(d) and 14(d) of the Exchange Act (other than the Company, any parent or subsidiary of the Company, or any trustee or other fiduciary holding securities under an employee benefit plan of the Company), (ii) the merger or consolidation of the Company (A) pursuant to the Merger Agreement and/or (B) with or into another corporation where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) in substantially the same proportion as their ownership of the Company immediately prior to such merger or consolidation, or (iii) the sale or other disposition of all or substantially all of the Company’s assets to an entity, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by shareholders of the Company, immediately prior to the sale or disposition, in substantially the same proportion as their ownership of the Company immediately prior to such sale or disposition. The closing of this transaction would be deemed a Change of Control.

Interest is charged at an annual (simple) rate of 5.0%. The rate increases to 8.0% upon the occurrence of an Event of Default. The Company has the right to prepay the entire principal amount of the convertible notes upon approval by the holders of the majority of the convertible notes.

The Company further issued an additional $0.9 million of convertible notes under the same terms during the year ended December 31, 2023 with terms similar to those described above.

Convertible Notes Due From MCAC

As of September 30, 2024, the Company has provided $0.4 million to Monterey Capital Acquisition Corporation (“MCAC”) in the form of convertible notes receivable for working capital purposes. The convertible notes receivable are to be repaid to the Company upon consummation of a Business Combination, without interest, or at the Company’s option, convertible into Private Warrants at a price of $1.00 per warrant.

Libertas (Sale of Future Receipts)

On April 25, 2023, the Company entered into a sale of Future Receipts agreement with Libertas Funding, LLC, an independent third party (“Libertas”). Pursuant to this agreement, the Company sold and assigned $1.6 million of Future Receipts in exchange for net cash proceeds of $1.2 million, including a fee of $24 thousand. As a result, the Company recorded a discount of $0.4 million. Under the agreement, the Company agreed to pay the third party a minimum of $30 thousand of weekly sales receipts until the Future Receipts have been collected. for the term of this agreement is approximately one year as the payments are made until the total amount of the future receipts are paid out. On November 2, 2023, the Company amended this agreement with Libertas to extend the weekly sales receipts period to one year from the amendment date, requiring weekly sales receipts of $17 thousand until the remaining Future Receipts have been collected. Further in connection with this amendment, the Company incurred an incremental fee of $0.1 million. The Company assessed this amendment, noting that the amended terms of the agreement were substantially different from the terms of the initial agreement, causing the Company to account for this amendment as an extinguishment in accordance with ASC 470-50, Debt — Modifications and Extinguishments (“ASC 470-50”).

Similarly, to the transaction in April, on August 7, 2023, the Company entered into a sale of Future Receipts Agreement with Libertas to which it sold and assigned $1.2 million of future receipts in exchange for net proceeds of $1.0 million, including a fee of $20 thousand. As a result the Company recorded a discount of $0.3 million. Under the agreement the Company agreed to pay the third party approximately $26 thousand weekly until the Future Receipts have been collected. The term of this agreement is approximately one year as the payments are made until the total amount of the future receipts are paid out. On November 29, 2023, the Company amended this agreement with Libertas to borrow an incremental $0.4 million. Due to this refinancing, Libertas forgave a portion of this debt outstanding totaling $0.1 million and the Company incurred an incremental fee of $0.2 million. The Company assessed this amendment, noting that the amended terms of the agreement were substantially different from the terms of the initial agreement, causing the Company to account for this amendment as an extinguishment in accordance with ASC 470-50.

As a result of the amendments noted above, as of December 31, 2023, all remaining discounts were written off. As a result of the amendments noted above, the Company wrote off all remaining debt discounts, yielding incremental interest expense of $0.7 million. This loss on extinguishment of debt was offset by the forgiveness of debt in connection with each amendment, as discussed above, of $0.2 million relating to the first amendment and $0.1 million relating to the second amendment, yielding a loss on extinguishment of debt of $0.4 million that was recognized during the year ended December 31, 2023.

On January 4, 2024, like the transactions in April and August of 2023, the Company entered into a sale of Future Receipts Agreement with Libertas to which it sold and assigned $0.5 million of future receipts in exchange for net proceeds of $0.4 million, including an origination fee of $7 thousand and an original issuance discount of $0.1 million. As a result, the Company recorded a discount of $0.1 million. Under the agreement, the Company agreed to pay the third party approximately $9 thousand weekly until the Future Receipts have been collected. The term of this agreement is approximately one year as the payments are made until the total amount of the future receipts are paid out.

On January 30, 2024, the Company amended each of its outstanding agreements with Libertas to consolidate the agreements into one without any change to the total Future Receipts committed. In connection with this amendment, the Company sold a total of $2.6 million of Future Receipts in exchange for the remaining balances on each of the Company’s outstanding agreements with Libertas as of the date of the transaction, totaling $2.1 million with an original issuance discount of $0.5 million. The Company assessed this amendment, noting that the amended terms of the agreement were substantially different from the terms of the initial agreement, causing the Company to account for this amendment as an extinguishment in accordance with ASC 470-50. As a result of the amendment, as of September 30, 2024, all unamortized discounts were written off, resulting in a loss on extinguishment of $0.6 million.

In connection with these instruments, the Company recorded discounts. These discounts are recorded as an adjustment to the related liability within the “Current portion of debt, net of discount” in the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. As discussed above, as of September 30, 2024 and December 31, 2023, the discounts offered associated with these borrowings were zero.

In connection with the January 30, 2024 amendment, the Company erroneously received an incremental $1.1 million from Libertas. Such amounts received were provided to the Company in error and are due and payable in full to Libertas. Libertas has agreed to loan the Company this amount and is currently negotiating repayment terms with the Company. This is shown as a Due to Libertas on the unaudited condensed consolidated balance sheet.

Since the Company has significant continuing involvement in the generation of future cash flows due under these agreements among other indicators, pursuant to ASC 470 -10-25-2, Debt- Sales of Future Revenues or Other Various Measures of Income, the Company has reflected any future commitments to Libertas associated with these agreements as Debt.

The balance of the total sale on Future Receipts stated above as of September 30, 2024 and December 31, 2023 is $2.4 million and $1.9 million, respectively, which is included in the current portion of debt on the unaudited condensed consolidated balance sheets.

Other Notes

The Company also has other smaller loans that are described within Note 7 to the Company’s unaudited condensed consolidated interim financial statements as of September 30, 2024 and 2023.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company incurred net losses of $12.2 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, and $17.0 million and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company had an accumulated deficit of $39.9 million as of September 30, 2024. The Company’s net cash used in operating activities was $3.3 million for the nine months ended September 30, 2024 and the working capital deficit totaled $31.2 as of September 30, 2024.

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising capital through issuances of debt and equity securities, and extending existing debt agreements. A failure to raise sufficient financing and/or extend existing debt agreements, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Management’s plans to address the substantial doubt about the Company’s ability to continue as a going concern include the following:

●	obtaining additional financing from related parties and third parties; and
●	potentially extend existing debt agreements.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, the Company cannot provide any assurance that its current noteholders will provide relief and extend the Company’s current required payments under its debt agreements. ConnectM’s primary uses of cash are to fund its operations as it continues to grow its business. ConnectM will require a significant amount of cash for expenditures as it invests in continuing its acquisition strategy and capitalizes on synergies because of such acquisitions. We have experienced significant net losses since our inception and, given the significant expenditures associated with our business plan, we anticipate that we will continue to incur net losses. ConnectM’s future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section entitled “Risk Factors.”

To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, ConnectM may be required to seek additional equity or debt financing after the closing of the Business Combination. The sale of additional equity would result in additional dilution to stockholders after the closing. The incurrence of debt financing would result in debt service obligation and instruments governing such debt could provide for operating and financial covenants that could restrict ConnectM’s operations. There can also be no assurances that the Company will be able to raise additional capital. The inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash Flows

The following table summarizes ConnectM’s cash flows for the period indicated (in thousands):

	Nine months ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(3,251)	$(3,523)	$272
Net cash provided by (used in) investing activities	451	(447)	898
Net cash provided by financing activities	3,501	3,264	237

Cash Flows Used In Operating Activities — For the Nine months Ended September 30, 2024 and 2023

Net cash used in operating activities for the nine months ended September 30, 2024 was $3.3 million. Net cash used in operating activities consisted primarily of net loss of $17.0 million offset by $10.5 million of noncash items, primarily related to the loss on extinguishment of debt associated with the Company’s Libertas agreements of $0.6 million, unrealized loss on fair value measurement of debt of $1.6 million, change in fair value of forward purchase agreement of $8.6 million, gain on modification of forward purchase agreement of $1.4 million, and the depreciation and amortization of long-lived assets and intangible assets of $0.5 million. In addition, for the nine months ended September 30, 2024, net changes in operating assets and liabilities resulted in cash provided by operating activities of $3.2 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $3.5 million. Net cash used in operating activities consisted primarily of net loss of $5.0 million offset by certain noncash items, primarily related to the depreciation and amortization of long-lived assets and intangible assets of $0.6 million, offset by the unrealized gain associated with the Company’s convertible debt that was measured at fair value of $0.2 million. In addition, for the nine months ended September 30, 2023, net changes in operating assets and liabilities resulted in cash used in operating activities of $0.6 million.

Cash Flows Provided By (Used In) Investing Activities — For the Nine months Ended September 30, 2024 and 2023

Net cash provided by investing activities for the nine months ended September 30, 2024 was $0.5 million. This provided by cash consisted largely of cash inflow from the acquisition of Delivery Circle offset by investing activities that include the purchase of property and equipment and cash paid for noncontrolling interest and capitalized software development costs.

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.4 million. This use in cash consisted of investing activities relating to the purchase of property and equipment, issuance of convertible notes, and capitalized software development costs.

Cash Flows Provided By Financing Activities — For the Nine months Ended September 30, 2024 and 2023

Net cash provided by financing activities for the nine months ended September 30, 2024 was $3.5 million. Net cash provided by financing activities consisted primarily of proceeds from the business acquisition of $80.1 million, the issuance of debt and convertible notes of $6.7 million, and an advance from lender of $1.1 million. These financing activities were offset by cash transferred in connection with forward purchase agreement of $37.6 million, the payment of extension fees into MCAC’s trust account of $1.9 million, payments of financing fees of $1.2 million, payments on the Company’s long term debt facilities of $1.8 million, and $41.6 million in payments for redemptions of preferred stock.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $3.3 million. Net cash provided by financing activities consisted primarily of proceeds from the issuance of debt of $6.8 million including $0.9 million of convertible notes, offset by payments on the Company’s long term debt facilities of $4.5 million and payment of extension fees to MCAC’s trust account.

Cash Flows

The following table summarizes ConnectM’s cash flows for the period indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash used in operating activities	$(4,577)	$(1,634)	$(2,943)
Net cash used in investing activities	(511)	(1,291)	781
Net cash provided by financing activities	4,227	3,452	775

Cash Flows Used In Operating Activities — For the Years Ended December 31, 2023 and 2022

Net cash used in operating activities for the twelve months ended December 31, 2023 was $ 4.6 million. Net cash used in operating activities consisted primarily of net loss of $9.2 million offset by $2.2 million of noncash items, primarily related to the depreciation and amortization of long-lived assets and intangible assets of $0.8 million, amortization of the Company’s debt discount recorded on its different debt facilities of $0.3 million, a write down of inventory due to obsolescence of $0.2 million, a loss on impairment of $0.2 million, and a loss on the extinguishment of debt of $0.4 million. In addition, for the twelve months ended December 31, 2023, net changes in operating assets and liabilities resulted in cash provided by operating activities of $2.5 million.

Net cash used in operating activities for the twelve months ended December 31, 2022 was $ 1.6 million. Net cash used in operating activities consisted primarily of net loss of $3.5 million offset by $0.7 million of noncash items, primarily related to the depreciation and amortization of long-lived assets and intangible assets of $0.5 million and a loss on impairment of $0.6 million, offset by deferred tax liabilities movement of $0.5 million due to the release of the valuation allowance on the Company’ resulting from the acquisitions executed in 2022. In addition, for the twelve months ended December 31, 2022, net changes in operating assets and liabilities resulted in cash provided by operating activities of $1.2 million.

Cash Flows Used In Investing Activities — For the Years Ended December 31, 2023 and 2022

Net cash used in investing activities for the twelve months ended December 31, 2023 was $0.5 million. This use in cash consisted of the issuance of convertible notes to MCAC for $0.4 million, with other immaterial investing activities primarily relating to the purchase of property and equipment and capitalized software.

Net cash used in investing activities for the twelve months ended December 31, 2022 was $1.3 million. This use in cash was primarily related to the acquisitions outlined within the Company’s consolidated financial statements as of and for the years ended December 31, 2022 of $1.1 million and the capitalization of software of $0.1 million.

Cash Flows Provided By Financing Activities — For the Years Ended December 31, 2023 and 2022

Net cash provided by financing activities for the twelve months ended December 31, 2023 was $4.2 million. Net cash provided by financing activities consisted primarily of the issuance of different long term debt facilities of $9.0 million and $0.9 million of incremental convertible notes, offset by the payment of extension fees into MCAC’s trust account of $2.5, payments on the Company’s long term debt facilities of $2.2 million, payments of deferred offering costs of $1.0 million, and payments on finance leases of $0.1 million.

Net cash provided by financing activities for the twelve months ended December 31, 2022 was $3.5 million. Net cash provided by financing activities consisted primarily of the issuance of different long term debt facilities of $3.3 million, offset by payments on the Company’s long term debt facilities, finance leases, and deferred offering costs of $0.6 million and $57 thousand, and $0.5 million, respectively. Furthermore, the Company issued $1.2 million of Series B-2 preferred shares.

Commitments and Contractual Obligations

Litigation

The Company is from time to time subject to routine legal claims, proceedings and regulatory matters, most of which are incidental to the ordinary course of its business.

The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account its best estimate of such losses for those cases for which such estimates can be made. The Company’s estimate involve significant judgement, given the varying stages of proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings.

In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter’s current status and the damages sought or demands made. Accordingly, the Company’s estimate will change from time to time, and actual losses could be more or less than the current estimate.

As of September 30, 2024 and December 31, 2023, there are no matters for which a reserve is required to be established.

On February 26, 2024, Robert Zrallack and RJZ Holdings LLC (the “Plaintiffs”) filed suit against Aurai LLC, ConnectM Florida RE LLC, and Florida Solar Products, Inc., wholly owned subsidiaries of the Company, in the Circuit Court for the 19th Judicial Circuit (St. Lucie County, Florida). In this suit, the plaintiffs allege various contract claims arising out of a transaction under which Aurai acquired Florida Solar Products, Inc. from Mr. Zrallack in 2022 and ConnectM Florida RE LLC acquired certain real estate from RJZ Holdings LLC in 2022 from which Florida Solar Products operates. Specifically, the plaintiffs allege breach of the stock purchase agreement and certain promissory notes in connection with the purchase of Florida Solar Products, Inc. and the related real estate, as well as breach of a services agreement with Mr. Zrallack. The Company believes the Plaintiffs’ claims have no merit and plans to assert counterclaims against the Plaintiffs in connection with the underlying transactions. The Company is defending itself in this matter. Currently, the Company prevailed on a motion to compel arbitration, so the lawsuit is stayed, and the Court ordered the entire case to arbitration.

On August 02, 2024, Benjamin Securities, Inc (“Benjamin”) has commenced a lawsuit against the ConnectM Parties in the Supreme Court of the State of New York, County of New York, bearing Index No. 157042//2024 (the “Litigation”). On June 26, 2024, the Company and Benjamin entered into certain Capital Markets Advisory Agreement with an amendment on July 12, 2024. In the lawsuit, Benjamin claimed that the Company agreed but failed to pay Benjamin as contractually required. Subsequently on October 2, 2024, the Company and Benjamin reached a settlement agreement for the Company to meet its contractual obligation. This amount has been accrued as of September 30, 2024 and is included in Accrued expenses on the unaudited condensed consolidated balance sheet.

Advisory Services Agreement

On July 16, 2024, the Company entered into a Capital Markets Advisory Agreement with Roth Capital Partners, LLC (“Roth Capital”), pursuant to which for a period of twelve months (the “Engagement Period”), Roth will provide CNTM with capital markets advisory services (the “Capital Markets Advisory”). These services include, but are not limited to, providing advice to CNTM relating to developing a short- and long-term capital market strategy, analyzing anticipated capital requirements as they relate to the valuation of CNTM, and developing strategic institutional investor relationships. The Company agreed to pay Roth Capital $1.5 million for the Engagement Period in cash or stock at $2.50 per share, of which $0.3 million is included in Accrued expenses on the unaudited condensed consolidated balance sheet.

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

Contingent Consideration

On August 5, 2024, the Company entered into a Membership Purchase Agreement (the “Purchase Agreement”) by and between ConnectM and Vijaya Rao, an individual resident of the State of Delaware (“Seller”), for the purposes of ConnectM acquiring from the Seller certain of the issued and outstanding equity securities of DeliveryCircle, LLC, a Delaware limited liability company (“DeliveryCircle”). DeliveryCircle is engaged in the business of providing dispatch and delivery services and related software.

Pursuant to the Purchase Agreement, ConnectM has agreed to acquire the Acquired Interests for $0.5 million plus contingent consideration of $0.6 million. See Note 11 – Business Combinations – Delivery Circle for disclosure related to contingent consideration.

Critical Accounting Policies and Significant Management Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses and net loss incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ConnectM’s significant accounting policies are described in the notes to its audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022. There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2024 from those described in Note 2 to the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022.

ConnectM believes its significant accounting policies described in Note 2 to the Company’s unaudited condensed consolidated financial statements are most critical to understanding and evaluating its reported financial results.

Related Party Transactions

Due to Related Party

As part of the Business Combination, the Company assumed certain related party payables with the Sponsor of Monterey Acquisition Corp. These payables comprise the Due to Related Party on the condensed consolidated balance sheet.

The first type of payable assumed are working capital loans that the Sponsor provided to Monterey Acquisition Corp. These working capital loans are due on demand and carry no interest. They are convertible into warrants at $1.00. The warrants would have a 5 year term and an exercise price of $11.50. The amount assumed in the Business Combination was $0.4 million. As of September 30, 2024, there was $0.4 million outstanding.

The second type of payable assumed are two unsecured promissory notes with the Sponsor for a combined principal amount of $65 thousand. The notes are non-interest bearing and are payable upon demand. The amount assumed in the Business Combination was $65 thousand. As of September 30, 2024, the notes had an outstanding principal balance of $65 thousand.

The third type of payable assumed was monies advanced to Monterey Acquisition Corp. by the Sponsor for administrative support. These advances are non-interest bearing and are payable upon demand. The amount assumed in the Business Combination was $0.1 million. As of September 30, 2024, the notes had an outstanding principal balance of $0.1 million.

The total due for these payables as of September 30, 2024 was $0.6 million.

Promissory Notes — Related Party

The Company, in September 2016, entered into an unsecured promissory note with Avanti Computing PVT, Ltd., a related party which has ownership in common, for an original principal sum of 90 million INR. The note has a 14% annual interest rate. Payments of interest and principal are made sporadically as there is no set payment schedule for the note. The note also does not have a maturity date and the full note balance is due on demand. As of September 30, 2024, 7.1 million INR $85,282 in principal remained outstanding. Total interest expense recognized on this note during the three and nine months ended September 30, 2024 were 250,543 INR $3,009 and 746,182 INR $8,906, respectively. Total interest accrued as of September 30, 2024 was 8.4 million INR $100,907.

In July 2024, the Company borrowed an additional 8.3 million INR from Avanti. The loan bears interest at 14% with a maturity date in July 2031. The principal and accrued interest is due in full at maturity. As of September 30, 2024, 8.3 million INR $99,696 USD in principal remained outstanding. Total interest expense recognized on this note during the three and nine months ended September 30, 2024, was 238,767 INR $2,850. Total interest accrued as of September 30, 2024, was 238,767 INR $2,868.

Recently Issued and Adopted Accounting Standards

A discussion of recent accounting pronouncements is included in Note 1 to ConnectM’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2024 and 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements in the financial statements. The following material weaknesses in internal controls over financial reporting were identified:

●	Controls over the accuracy and completeness of information included in our SEC filings including documents filed as exhibits to registration statements and information within registration statements.
●	Controls over accuracy and completeness of financial data, specifically prepaid and accrued expenses.
●	Complex financial instruments accounting including relevant literature that applies to the accounting for forward purchase agreements, the business combination, acquisition accounting, and complex debt.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Current report on Form 8-K filed by the registrant on August 6, 2024)
10.1	Amendment to Forward Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by the registrant on August 6, 2024)
10.2

Note Conversion Agreement by and between the Company and Arumilli LLC, dated as of September 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by the registrant on September 17, 2024)

10.3

Note Conversion Agreement by and between the Company and SriSid LLC, dated as of September 12, 2024 (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed by the registrant on September 17, 2024)

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

CONNECTM TECHNOLOGY SOLUTIONS, INC.

Dated: December 13, 2024	By:	/s/ Bhaskar Panigrahi
	Name:	Bhaskar Panigrahi
	Title:	Chief Executive Officer
(Principal Executive Officer)

CONNECTM TECHNOLOGY SOLUTIONS, INC.

Dated: December 13, 2024	By:	/s/ Bhaskar Panigrahi
	Name:	Bhaskar Panigrahi
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)