Form 10-K
period 2024-12-31
ConnectM Technology Solutions, Inc.
filed 2025-08-04
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number              001-41389

ConnectM Technology Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-2898342
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 Mount Royal Avenue, Suite 550 Marlborough, Massachusetts	01752
(Address of principal executive oﬃces)	(Zip Code)

Registrant’s telephone number, including area code                617-395-1333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common stock, par value $0.0001 per share and Warrants, exercisable for one share of Common Stock, $0.0001 par value per share.

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

At December 31, 2024, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $27,028,869.

Note.—If a determination as to whether a particular person or entity is an aﬃliate cannot be made without involving unreasonable eﬀort and expense, the aggregate market value of the common stock held by non-aﬃliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 31, 2025, there were 71,306,078 shares of common stock of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and releases issued by the SEC and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements include, among others, information concerning our strategy, future operations, future financial position, future revenue, projected expenses, business prospects, and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict, “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements contained in this prospectus include, but are not limited to, statements about the following:

●	the Company operates in the early-stage market of modern energy economy (“MEE”) adoption (which includes AI-powered electrification and distributed energy) has a history of losses and expects to incur significant ongoing expenses;
●	the Company’s management has limited experience in operating a public company;
●	the Company has identified material weaknesses in its internal control over financial reporting and if it is unable to remediate these material weaknesses, or if the Company identifies additional material weaknesses in the future or otherwise fails to maintain an effective internal control over financial reporting, this may result in material misstatements of the Company’s consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations;
●	the Company’s growth strategy depends on the widespread adoption of MEE Services;
●	if the Company cannot compete successfully against other MEE Service Providers, it may not be successful in developing its operations and its business may suffer;
●	with respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies;
●	the Company’s market is characterized by rapid technological change, which requires it to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of its products and its financial results;
●	developments in alternative technologies may materially adversely affect demand for the Company’s offerings; and
●	the possibility that we may be adversely affected by other economic, business or competitive factors and may not be able to manage other risks and uncertainties set forth in the section titled “Risk Factors,” which is incorporated herein by reference.

We caution you that the foregoing list does not contain all of the risks or uncertainties that could affect the Company.

Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this prospectus. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report and the documents that we have filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1. Business.

Overview

ConnectM is a constellation of companies connecting and powering next generation equipment, mobility and distributed energy—thus enabling a faster, smarter transition to a modern energy economy. The Company delivers an advanced, proprietary Energy Intelligence Network (“EIN”) platform designed to empower residential and commercial service providers and original equipment manufacturers, to optimize energy efficiency, enhance operational performance, and support sustainable innovation. Leveraging technology, data, artificial intelligence, and behavioral economics, ConnectM aims to lower energy costs and reduce carbon emissions globally. Our Service Provider-facing technology platform encompasses marketing to life cycle management, customer care to claims processing, finance to rebates/incentives. Our architecture combines artificial intelligence with human expertise, continuously learning from the data it generates. This enables us to refine and improve our technology solutions for B2B customers while maximizing customer lifetime value. In addition to digitizing electrification end-to-end, we also transform the underlying business model to minimize customer churn while maximizing trust and improving environmental impact.

Our OEM-facing technology platform provides essential hardware and software services for EV fleet management and battery diagnostics—helping to capture data, synthesize that data, and in turn monetizing that data on behalf of our enterprise customers. By empowering OEMs and mobility companies with connected operations, our portfolio companies directly contribute to their continued explosive growth.

We believe that our cocktail of enhanced user experience, aligned values, and competitive cost enjoys broad appeal. End user electrification consumption has grown over time to encompass higher value products such as heat pumps, highly efficient air conditioners, solar roof, battery storage, electric vehicles and weatherization. These progressions can generate increases in customer lifetime value. We anticipate sustained growth through predictable, recurring revenue streams and automation that reduces costs while meeting our B2B customer needs. Our data-driven architecture further enhances precision in pricing and implementing electrification solutions, creating additional value for our customers.

Our Products and Services

ConnectM provides products and services across four different business segments: Owned Service Network, Managed Solutions, Transportation, and Logistics.

Owned Service Network

This segment is comprised of our owned service providers that offers a single point solution provider for homeowners and light commercial building owners (“End User”) for their electrification and decarbonization needs. Our owned network of service providers employ home energy specialists who prepare a multi-year blueprint for equipment and system installations that is aligned with End User needs and ensures full leverage of federal, state, and utility rebates, tax credits, and incentives. Our owned service providers also include weatherization, HVAC, solar, battery, and EV charger installation teams who work in tandem with the home energy specialists to ensure optimal roll out of the multi-year blueprint. The ConnectM measurement and verification platform ensures that End Users experience the savings that were envisioned during the blueprint stage.

ConnectM has developed its Energy Intelligence Network to boost electrification and decarbonization for residential and light commercial buildings. We have built a proprietary full stack technology application for remote asset monitoring and control, along with a proprietary artificial intelligence (AI) assistant to provide maintenance, repair and installation guidance and optimization for service providers. The data collected from remote asset monitoring and control feeds into our EIN and improves the entire platform performance for all customers. In addition to its EIN and remote asset monitoring technology, ConnectM centralizes and streamlines certain back-office functions for its service provider businesses including: bookkeeping/payroll, bulk purchasing, marketing/advertising, and working capital support. These services boost service provider revenue, operating margins, and overall profitability.

●	Our owned service providers share a mission to use ConnectM’s technology to ensure optimal performance of End User equipment and systems which increases customer satisfaction and the likelihood of obtaining additional electrification and decarbonization work—lowering customer acquisition cost. Our EIN platform enables our owned service providers to remotely monitor and control End User systems so that they are proactively alerted to any performance issues of those systems before their customers experience an equipment outage.

Managed Solutions

In addition to our Owned Service Networks, ConnectM also enters into managed service agreements (“MSAs”) with third party residential and light commercial service providers. ConnectM provides its technology platform (comprising of the EIN and remote monitoring technology) and many of the same back-office services (bookkeeping/payroll, bulk purchasing, marketing/advertising, and working capital support) to these service providers under a negotiated MSA. In exchange for the use of our tech platform and back-office services, ConnectM generally recognizes 60-90% of service provider revenue. The transaction price is established in the customer contract as a percentage of the customer’s revenue for a week. Revenue is recognized over the life of the contract in the amounts invoiced to customers which directly corresponds with the value of the services provided to the End User. Working capital adjustments may be processed quarterly, if costs incurred by the customer exceed the percentage of the customer’s revenue and are recorded as a reduction of sales, general and administrative expenses as it represents’ the customer’s reimbursement of costs incurred by us. Additionally, certain MSAs contain a “Right of First Refusal” that gives ConnectM the option to acquire a service provider customer at a pre-negotiated EBITDA multiple (which would bring them into the Company’s Owned Service Network segment).

For both our Owned Service Network and Managed Solutions customers, we have developed portals and applications to provide visibility into equipment performance resulting in:

●	Implementing preventative maintenance procedures and subscription plans;
●	24-hour remote monitoring;
●	Simplified warranty and claim management; and
●	Equipment-as-a-Service subscriptions.

In addition, we provide our Owned Service Networks and Managed Solutions customers with a utility tracker that empowers their customers to utilize available rebates, incentives, and financing associated with our various MEE solutions.

Transportation

ConnectM strategically invests in portfolio companies at the forefront of the zero-emission mobility revolution. These companies provide essential hardware and software services for EV fleet management and battery diagnostics to Original Equipment Manufacturers (“OEMs”). This critical role within the electric vehicle ecosystem generates recurring revenue through integration with ConnectM’s Energy Intelligence Network. By empowering OEMs and EV transportation companies with connected operations, our portfolio companies directly contribute to their continued explosive growth.

ConnectM’s EIN extends beyond residential and commercial service providers to also function as a smart transportation platform that enables our enterprise customers to offer desired features to their end customers along with potentially valuable data collection. Using the EIN, (i) equipment manufacturers of electromechanical and electric vehicles can access actionable data gathered from IoT systems connected to their equipment, (ii) asset owners can intelligently protect their investments, and (iii) equipment service providers can boost their on-the-job efficiency.

Logistics

As an entry point into the $165B last mile delivery market, ConnectM acquired a controlling interest in DeliveryCircle, LLC, a Delaware limited liability company (“DeliveryCircle”) engaged in the business of providing dispatch and delivery services and related software. DeliveryCircle operates as a transportation/freight broker and also offers logistics services such as sortation and transloading. DeliveryCircle’s primary revenue stream comes from their transportation and underlying technology services. DeliveryCircle provides a complete suite of software applications to its customers, powered by Decios, a cloud-based, delivery management platform that ensures companies can succeed in every aspect of the delivery game. The Decios platform features real-time tracking, optimization, and integration with commonly used order systems.

Our Networks and Platforms

ConnectM’s Energy Intelligence Network aggregates over 30GB/day of real time operating and performance data from the 120,000+ electrified assets across our portfolio companies with the goal of providing superior value to enterprise, OEM and service provider customers.

The sheer volume of data collected daily allows us to continually train and refine our AI models to create more value for customers. For example, data collected from residential users, service providers, and OEMs enables our customers to report on the tangible and measurable sustainable impact of devices operating on the EIN. This reporting helps our customers obtain government support, increase adoption, and boost overall public goodwill. OEMs, distributors, and third-party service provider customers also leverage the Company’s Connected Operations software applications to build a differentiated infrastructure for demand creation, implementation, and ongoing management of Modern Energy Economy solutions.

During the fiscal year 2024:

●	We installed 173 heat pumps, 193 high efficiency air conditioners, and 113 fuel-efficient heating systems;
●	We installed enough solar roofs to generate 1,249.84kW of electricity, decarbonizing 17.5 kT of CO2 during asset lifetime;
●	Our network was responsible for 95.5 GWh of electrification, equivalent to powering 35,000 homes per day¹
●	We displaced 73,506 metric tons of CO2, equivalent to the amount of CO2 3.4 million trees can absorb in a year²
●	We offset 6.7 million gallons of fossil fuel from being used, equivalent to driving around the world roughly 7,000 times³
●	We ended the year with a total of 25,931 EVs on the platform and managed a total 206 million green miles throughout the year.

¹U.S. Energy Information Administration (EIA) - Assuming the average home uses about 30 kilowatt-hours per day.
²U.S. Department of Agriculture
³Assumes 26 miles per gallon

Our Technology Applications

Connected Operations

Our mission is to reverse the adverse effects of climate change by owning, developing, and operating the world’s largest network of electro-mechanical assets. Our connected operations application provides advanced connectivity and real-time equipment monitoring to help promote a future powered primarily by clean, renewable energy. ConnectM’s innovative technology and MEE solutions are designed to empower our service provider and OEM customers to drive a reduction in their End User’s overall environmental impact and advance progression toward achieving zero-carbon emissions. Our advanced, full-stack system creates more energy-efficient homes, buildings, logistics, and transportation by providing insight and refined intelligence to electromechanical equipment, vehicles, and systems.

Our Connected Operations application includes key features that enhance our sales operations in our Owned Service Network and Managed Solutions segments:

●	Single app-based interface for service providers and End Users;
●	Efficient process for generating sales leads;
●	All digital marketing and lead generation;
●	Long-term and AI-driven End-User/customer engagement and management, including the use of data analytics to upsell services; and
●	Shared services for service provider branding and brand equity enhancement, which includes:
●	One service delivery platform for quality control, training, and tech support, and
●	Consolidation of sales operations, vendors, insurance, fleet management, fuel expenses, payroll, benefits, recruitment, and human resources.

Our Connected Operations application also includes key features that enhance our customer’s experience:

●	Customer self-service enabled;
●	Platform integration with OEMs, distributors, and sales channels for branding and promotions; and
●	Single unified whole home electrification interface for frictionless cross-sales of different electrification and decarbonization solutions.

In our Transportation segment, our Connection Operations application also enables transportation OEMs to offer smart features to their end customers along with potentially valuable data collection within our EIN. The application, which is configuration-based, makes it simpler for OEMs to integrate our solutions within their vehicles. The application offers business applications for transportation OEMs, EV charging, shared mobility, and battery swapping operations management.

●	Our Connected Operations application offers end users and stakeholders in the ecosystem (including equipment partners, utilities, and service providers the following services through our Smart Vehicle Control Unit.
●	Integration of subsystems: Integrates with major subsystems of EV such as battery management system (BMS), motor control unit (MCU) and instrument cluster.
●	Intelligence @ Edge: The VCU can execute analytical processes at the electric vehicle, where data is collected via smart devices and IoT sensors, and transfer processed data to the cloud instead of sending only raw data. VCU enables control of the vehicle based on safety aspects that can be pre-configured or enhanced over the air. For example, the mode of motor control can be changed based on an increase in battery temperature. The VCU can interface with additional sensors and actuators on a vehicle like GPS, temperature, tire-pressure, theft detection, ignition line and motor mode control, for taking actions at the edge or enabling the user to control using a connected application.
●	Remote management: Allows remote management of BMS/MCU configuration, firmware operations over the air. Also, the VCU firmware can be remotely updated. This feature helps OEMs to enhance and quickly upgrade settings of the BMS/MCU remotely without visiting service stations.

Connected Consumer Application (End User-facing)

●	End Users have access to a view of vehicle health, location, utilization, and receive live notifications.
●	Provides a platform for End Users to buy insurance, warranty, accessories, or any other services offered by the OEM.
●	Built-in security capabilities enable End Users to prevent theft or locate the vehicle if theft occurs.
●	Special sensors on the VCU can detect if the vehicle experienced a crash situation and can notify family members in emergency situations.

Data Science and Analytics

●	Our platform generates various insights that help detect battery deterioration, cell imbalance, and weaker cells that may damage an entire battery.
●	Our platform enables transportation OEMs to proactively work with their customers to detect vehicle anomalies and facilitates submitting warranty claims when applicable.
●	Our platform helps OEM service teams to analyze their customer complaints by reviewing past data and usage patterns.
●	Location details provided by our platform enable OEMs to assess vehicle density, and this data can be leveraged to partner with charging station infrastructure providers to set up networks at locations with higher utilization and revenue potential.

Our Value Proposition

We believe that our tech platforms provide the following advantages to the End Users of our service provider and OEM customers:

●	Lower energy bills: Our streamlined process allows for various energy credits to be directly applied to an End User’s utility bill, which allows them to realize immediate savings.
●	Connected Operations: Our technology allows for seamless and secure connectivity across various equipment and vehicle asset classes. This connectivity enables data collection, data analysis, and remote control, (together, “Connected Operations,”). Our Service Provider customers utilize Connected Operations to smooth End User demand across the year, and our OEM customers utilize Connected Operations to efficiently manage and extend the lifespan of EV assets.
●	Supporting clean energy ecosystem: We anticipate that demand for more efficient sources of energy will continue to increase. We strive to support our customers in their continued transition to the modern energy ecosystem. We expect our continued growth and planned expansion of product offerings will allow us to support even more customers globally in this transition.

Growth Strategy

Most players in our space operate in a distinct segment of the market. There are pure-play solar companies, or pure play EV companies. These companies are much more susceptible to the typical boom and bust cycles that specific industries often face. ConnectM takes several pages out of the Berkshire Hathaway playbook: value investing, trust in strong management teams, and importantly a diversified approach. Our diversified approach across different segments like our Owned Service Network, Managed Solutions, Transportation, and Logistics means that we can allocate capital where there are strong growth rates.

Due to our constellation model, ConnectM benefits from a diversity of customers and income streams. Our customers range from service providers that use our digital platform to provide electrified heating and cooling and distributed energy products to homeowners and commercial building owners to OEMs like Volvo that manufacture massive electric buses and trucks. Many of ConnectM’s portfolio companies have high margin recurring revenue products as a component of their offering and our growth strategy entails increasing the percentage of high margin software subscriptions in our future revenue mix.

Our Managed Solutions segment allows us to stay asset lite as we grow since we do not foresee needing a large sales force or operating team for that segment of our business. To grow, we will seek to deploy capital into large addressable markets with low innovation, low penetration, and double-digit projected compound annual growth rates. We have typically avoided making singular, large pureplay bets and we will be cautious about excessive leverage on our balance sheet going forward.

We seek to expand our OEM and service provider customer base through both organic (Owned Service Network, Transportation, and Logistics segments) and inorganic (Managed Solutions) growth initiatives.

ConnectM intends to leverage our competitive strengths and market position to allow service providers and OEMs to present a “one-stop-shop” to their customers for the clean energy transition. Our growth strategy includes the following:

●	Service Offering Expansion: Using our existing customer and developer networks, we may explore building out our EV charging and energy storage offerings.
●	Expansion of Existing Software Capabilities: Given the 30GB of data we collect daily, we plan to continue to grow our existing data science and software capabilities. Leveraging AI, we intend to develop and create additional software tools and data models that are capable of analyzing perspective customer properties to assist in identifying attractive opportunities for us and for our customers.
●	Customer-Base Growth: We intend to grow our customer base via customer referrals and our customized, relationship-focused sales process.

Market Opportunity

We view the energy economy in three distinct buckets: 1) Energy generation, 2) Energy transmission & distribution, and 3) Energy consumption. While we believe that all three buckets are in dire need of capital expenditures and innovation, ConnectM currently focuses on the energy consumption space. Energy consumption represents the largest market because it encompasses every asset that uses energy to operate: whether it is a consumer device, industrial equipment, machinery, or vehicle. Fundamentally, energy consumption comprises a multi trillion-dollar asset base that we believe will, in large part, be switching away from burning fossil to operate and will also be increasingly cloud connected. The stark reality is that for every unit of fossil fuel burned to power an asset, 2/3 of that unit is completely wasted as heat. So only 1/3 of that unit provides useful work or energy which is a very expensive baseline for comparison when a consumer or business is evaluating replacement options. ConnectM currently invests in and partners with companies that are electrifying assets to operate much more efficiently and effectively and provides cloud connectivity and intelligence for those assets (primarily service providers and OEMs).

Market Sizing – Owned Service Network and Managed Solutions

Total Addressable Market

The total addressable market (“TAM”) for our integrated platform with multiple clean energy and decarbonization services is substantial. There are over 400 million homes and light commercial spaces in the U.S., Canada, and the European Union. Given an average annual purchase and operating expense of $3,850 per space, the annual total addressable market is $1.7 trillion per year. These services are considered essential infrastructure and continue to see sustained growth driven by aging equipment replacements, energy efficiency upgrades, and climate control demands throughout the world.

Serviceable Addressable Market

The serviceable addressable market (“SAM”) includes New England, Mid-Atlantic, and South Atlantic regions in the United States over the course of the next five years. These regions have approximately 46.8 million homes and 1.68 million light commercial buildings, which correspond to a serviceable addressable market size of $40 billion.  These markets are being propelled by decarbonization efforts, rising energy costs, and policy support for sustainable home and commercial infrastructure upgrades.

Serviceable Obtainable Market

The serviceable obtainable market (“SOM”) for HVAC and solar installation services in Massachusetts, Virginia, and Florida is $12 billion. These states have approximately 19 million homes and 483,000 Light Commercial Buildings in total. These markets are driven by strong state-level incentives for efficient equipment installation, aggressive climate targets, solar incentives, and an aging building stock. These markets will continue to be our focus area as we already have a footprint to leverage in these states.

Market Sizing – Transportation

Total Addressable Market

The global total addressable market for our transportation business that focuses on EV fleet management and battery diagnostics is estimated at $14 billion in 2024, driven by accelerating fleet electrification, growing EV adoption, and the increasing need for real-time data and predictive insights. EV fleet management—valued at $10 billion—includes software and services for vehicle tracking, charging coordination, route optimization, and predictive maintenance. Meanwhile, the battery diagnostics and health monitoring segment—estimated at $4 billion—covers battery analytics, degradation tracking, resale assessments, and thermal risk management. As the global EV stock is projected to exceed 250 million vehicles by 2030, these data-heavy, software-driven markets are expected to grow rapidly, reaching a combined TAM of $45–75 billion by the end of the decade.

Serviceable Addressable Market

The serviceable addressable markets for our transportation business are the U.S., India, and the Middle East. These specific markets account for $5.5 billion of the global market. In the U.S, the SAM is driven by strong demand from corporate, municipal, and delivery fleets, supported by government incentives and growing EV adoption. India is in the early stages of fleet electrification, with increasing demand for battery health management as the market matures. In the Middle East, electrification is accelerating due to government and luxury vehicle fleets, particularly in countries like the UAE and Saudi Arabia, where green energy initiatives are driving adoption. As fleet electrification grows across these regions, the demand for fleet management solutions and battery diagnostics will continue to expand.

Serviceable Obtainable Market

The serviceable obtainable market for our transportation business are EV and battery diagnostics OEMs in India. This market opportunity is $150 million. While fleet electrification in India is still in its early stages, the market is growing rapidly, particularly in sectors like e-commerce logistics, last-mile delivery, and electric two-wheelers. Demand for EV fleet management solutions, including route optimization and charging infrastructure management, is increasing as more fleets adopt electric vehicles.

Market Sizing – Logistics

Total Addressable Market

The total addressable market for last mile delivery services is currently $300 billion. This is mainly driven by the rapid growth of e-commerce, consumer demand for faster delivery times, and the need for more efficient logistics solutions. As consumers increasingly expect same-day and next-day delivery, the market is projected to grow significantly, with estimates suggesting it could reach $700–800 billion by 2030. The rise of urbanization and the push for sustainable delivery options, such as electric delivery vehicles, further contribute to the market’s expansion.

Serviceable Addressable Market

The serviceable addressable market for last mile delivery services in the U.S. and Canada is $165 billion. The United States makes up $150 billion of the SAM, and Canada represents the other $15 billion. Together, the U.S. and Canadian markets represent a significant portion of the global last mile delivery landscape, fueled by the expansion of e-commerce and the need for more efficient logistics solutions.

Serviceable Obtainable Market

The serviceable obtainable market for last mile delivery of freight goods (such as palletized items) in the U.S. is estimated at $20 billion. This segment caters to industries such as wholesale, manufacturing, and retail, which require the delivery of larger freight to businesses, warehouses, and distribution centers. The market growth is fueled by the increasing demand for efficient, fast freight deliveries as part of e-commerce B2B operations, retail supply chains, and third-party logistics providers. The rise of these industries, combined with the need for specialized vehicles and infrastructure to handle bulk shipments, positions freight last mile delivery as a key market within the broader logistics and transportation sector.

Our Competitive Strengths

We believe we have a number of competitive advantages that contribute to our success. We aim to provide our service provider and OEM customers with a superior customer experience, lower costs, and a wide selection of products and services. We help our US-based owned service provider networks and MSA customers deliver wellness, health and comfort to dwellers of commercial buildings and homes through superior, real-time monitoring, management and prediction of environmental parameters (temperature, humidity, carbon dioxide and carbon monoxide levels) and digital climate control and zoning to ensure optimum HVAC delivery and comfort to the dwellers. We empower our OEM customers with a connected operations platform, directly contributing to their continued explosive growth across Asia and the Middle East.

●	Superior Customer Experience. We believe that we maintain high customer satisfaction and compete with the pricing offered by our competitors. Our customers may access our customer service representatives digitally, or by phone, text or email, 24/7.
●	Technology and Data. We have a technological and data advantage due to our consumer base, transaction volume, and fleet of products. This allows us to accumulate data to power and improve our technology. We have developed an integrated platform that optimizes energy efficiency, EV and fleet management.
●	Deep Operational Experience. We develop and refine much of our core technology centrally. Our expertise allows us to tackle some of the most complex operational challenges. With deeply rooted local operational teams, we can quickly respond to changing external conditions.

Risk Management & Compliance

We have built a strong culture around risk management and compliance. We believe our technology-driven processes help us to mitigate risks within our business.

We are focused on complying with all applicable laws and regulations while providing the best possible customer experience. Our legal and compliance teams work hand-in-hand with our business teams to ensure that we remain up to date on regulatory requirements, and that these requirements are met as new products and services are added. We prioritize strategic thinking about how best to protect the interests of the consumer, particularly since we are building a digitally native system in an industry that has traditionally been analog.

Our compliance program is kept current by our internal compliance team, whose members track regulatory updates, conduct thorough reviews of policies and procedures, and monitor the licensing and education requirements of our team members.

Security and Data Protection

We employ various in-house and third-party technologies and network administration policies that are designed to protect our computer network and the privacy of our customers’ and team members’ information from external threats and malicious attacks.

We believe that the technologies and network security plan we have adopted are appropriate to the size, complexity and scope of services we provide, as well as the nature of the information that we handle. Recently, we have experienced substantial growth, which presents additional challenges to our security and data protection infrastructure. We have a team of professionals dedicated to network and information security who monitor information systems, evaluate the effectiveness of technologies against known risks and adjust systems accordingly. In addition, we periodically have network security evaluated by outside firms specializing in network security to help us identify and remove any potential vulnerabilities.

We have undertaken measures intended to protect the safety and security of our information systems and the data therein, including physical and technological security measures, team member training, contractual precautions, business continuity plans, and implementation of policies and procedures designed to help mitigate the risk of system disruptions and failures and the occurrence of cyber incidents. We invest in security technology designed to protect our data and business processes against risk of a data security breach or cyberattack. Our data security management program includes identity, trust, vulnerability, and threat management business processes as well as the adoption of data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. The technology and other controls and processes designed to secure our team member, customer and loan applicant information and to prevent, detect and remedy any unauthorized access to or acquisition of that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately.

Cyclicality and Seasonality

Some MEE products and offerings are cyclical and those markets are dependent on general economic conditions and other factors, including consumer spending preferences and the attractiveness of incentives offered by OEMs, if any. In addition, our business can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Economic factors adversely affecting consumer spending could adversely impact our revenues and net income.

Our business is also somewhat seasonal. Our EIN platform and Connected Operations applications enable~~s~~ us to remotely monitor and control and OEM’s vehicle fleet or an End User’s HVAC systems so that we know the problems with the performance of a vehicle or HVAC system~~s~~ before an End User experiences a vehicle anomaly or an equipment outage. Ensuring optimal performance of the equipment and systems increases customer satisfaction and thereby increases the likelihood of getting additional electrification and decarbonization workstreams.

Peak summer, cold winters and rainy seasons have an impact on our Managed Services and Owned Service Network businesses. During certain periods of the summer and winter, demand for installations, replacements and repairs increases. Rainy and snow days negatively impact our rooftop solar installation business. The impact of seasonality varies depending on the market. For example, in Florida, our business slows down during hurricane season and there is high demand from March through September.

Our Intellectual Property

Our intellectual property is an essential element of our business. We rely on a combination of patents, patent applications, internet domain names, and other forms of intellectual property, and on contractual agreements, to establish, maintain and protect our intellectual property rights and technology. We also license certain third-party technology for use in conjunction with our products.

As of December 31, 2024, we have 11 issued or pending patents and 11 domain names related to our technology. We intend to continue to file additional intellectual property applications related to our technology in the future.

We believe that our continued success depends on hiring and retaining highly capable and innovative team members, especially as it relates to our engineering base. It is our policy that all of our team members and independent contractors sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments, processes and other forms of intellectual property generated by them on our behalf are our property and assigning to us any ownership that they may otherwise have in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license.

Government Regulations

Although we are not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where we conduct business, we compete with regulated utilities. As a result, we have developed and are committed to maintaining a policy team to focus on the key regulatory and legislative issues impacting the entire industry. We believe these efforts will help us better navigate local markets through relationships with key stakeholders and facilitate a deep understanding of the national and regional policy environment.

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable OSHA and other comparable government regulations.

We are subject to various other laws, including employment laws related to hiring practices, overtime, and termination of team members, health and safety laws, environmental laws and other federal, state and local laws in the jurisdictions in which we operate.

Government Incentives

The Inflation Reduction Act (“IRA”), signed into law on August 16, 2022, allocates nearly $400 billion in federal funding to advance clean energy initiatives, aiming to significantly reduce the nation’s carbon emissions by 2030. The funding comprises tax incentives, grants, and loan guarantees, with substantial emphasis on clean electricity infrastructure, energy transmission upgrades, and clean transportation, including incentives for electric vehicles.

Approximately $43 billion of the IRA is dedicated specifically to consumer incentives, designed to promote widespread adoption of sustainable technologies. These incentives lower consumer costs associated with purchasing EVs, energy-efficient home appliances, rooftop solar systems, geothermal heating solutions, and residential energy storage systems. Beginning in 2023, new electric vehicles qualify for federal tax credits of up to $7,500, while used electric vehicles qualify for up to $4,000.

In addition, the IRA extends through 2032 the tax credit available for residential energy-efficiency improvements, increasing the credit rate to 30% and replacing the previous lifetime limit with an annual limit of $1,200. It further introduces a separate annual credit of up to $2,000 specifically for installations of geothermal heat pumps and biomass stoves, while also enhancing incentives for energy-efficient windows and doors. Collectively, these policy measures create significant momentum for residential decarbonization, efficiency enhancements, and sustainable energy adoption across the United States through at least 2032.

Corporate Information

ConnectM Technology Solutions, Inc. was formed under the laws of the State of Delaware on March 22, 2019.

The ConnectM design logo, “ConnectM” and our other common law trademarks, service marks or trade names appearing in this proxy statement/prospectus are the property of ConnectM. Other trademarks and trade names referred to in this proxy statement/prospectus are the property of their respective owners.

Human Capital Resources

As of December 31, 2024, in the U.S., we had eighty-five (85) full time employees: twelve (12) in sales, forty-nine (49) in technical, support and general management and twenty-four (24) in finance and administration. In India, we had seventy-three (73) full-time employees. Of these full-time employees, four (4) were engaged in sales and sales engineering, forty-two (42) in operations and customer support, fifteen (15) were engaged in research and development and twelve (12) in finance and administrative capacities. We consider our greatest asset to be our people because of the consultative nature of our business and employees are the crucial factor in our growth. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

In shaping our culture, we aim to combine a high standard of excellence, technological innovation and agility and operational and financial discipline. We believe that our flat and transparent structure and our collaborative and collegial approach enable our employees to grow, develop and maximize their impact on our organization. To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to promote the retention and growth of our employees along with their health, well-being and financial security. Our short- and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, and various wellness programs and we review the competitiveness of our compensation and benefits periodically.

As an equal opportunity employer, all qualified applicants receive consideration without regard to race, national origin, gender, gender identity, sexual orientation, protected veteran status, disability, age or any other legally protected status.

We seek to create an inclusive, equitable, culturally competent, and supportive environment where our management and employees model behavior that enriches our workplace.

Our Facilities

Our corporate headquarters is located in Marlborough, Massachusetts where we lease approximately 2,396 square feet under a lease that expires on June 30, 2025. We also have offices in Gloucester, Massachusetts; New Bedford, Massachusetts; Stuart, Florida; Manassas, Virginia; Hyannis, Massachusetts; and Bangalore, India. We have one owned real property and 10 leased real properties. We believe that our existing facilities are adequate to meet the current needs of our essential workforce (including that, during the COVID-19 pandemic, we onboarded several fully remote employees) and that if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Legal Proceedings

On February 26, 2024, Robert Zrallack and RJZ Holdings LLC (the “Plaintiffs”) filed suit against Aurai LLC (“Aurai”), ConnectM Florida RE LLC (“ConnectM Florida RE”), and Florida Solar Products, Inc. (“Florida Solar”), each a wholly owned subsidiary of ConnectM, in the circuit court for the 19th judicial circuit (St. Lucie County, Florida). In this suit, the Plaintiffs allege various contract claims arising out of a transaction under which Aurai acquired Florida Solar from Mr. Zrallack in 2022 and ConnectM Florida RE acquired certain real estate from RJZ Holdings LLC in 2022 from which Florida Solar operates.

Specifically, the Plaintiffs allege breach of the stock purchase agreement and certain promissory notes in connection with the purchase of Florida Solar and the related real estate, as well as breach of a services agreement with Mr. Zrallack.

ConnectM believes the Plaintiffs’ claims have no merit and plans to assert counterclaims against the Plaintiffs in connection with the underlying transactions. ConnectM is defending itself in this matter.

Regardless of the final outcome, defending lawsuits, claims, government investigations, and proceedings in which ConnectM is involved is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained.

Corporate History and Background

We were originally incorporated in Delaware on September 23, 2021 under the name “Monterey Capital Acquisition Corporation” (“MCAC”) as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On May 13, 2022 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO”). On July 15, 2024, we consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 31, 2022 (as amended on October 12, 2023 and April 12, 2024), by and among MCAC, Chronos Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MCAC (“Merger Sub”), and ConnectM Technology Solutions, Inc., a Delaware corporation (“Legacy ConnectM”).

Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy ConnectM (the “Merger”) with Legacy ConnectM surviving the Merger as a wholly owned subsidiary of MCAC. In addition, in connection with the consummation of the Merger, MCAC was renamed “ConnectM Technology Solutions, Inc.”

Our corporate offices are located at 2 Mount Royal Avenue, Suite 550, Marlborough, Massachusetts 01752 and our telephone number is 617-395-1333. Our website, which is located at http://www.connectm.com, describes our company and our management and provides information about our technology and products. Information contained on our website is not incorporated by reference into, and should not be considered a part of, the registration statement of which this prospectus forms a part.

Available Information

Our filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments submitted under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are accessible at no cost on our company website promptly after submission to the SEC. Additionally, these documents are retrievable from the SEC’s website (www.sec.gov).

Corporate governance materials, such as our guidelines and committee charters, are also accessible on our investor relations webpage under “Corporate Governance.” It is important to note that the content of our website is not intended for inclusion by reference in our filings with the SEC, and any website references serve as inactive textual mentions only.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million as of our most recently completed second fiscal quarter and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of our most recently completed second fiscal quarter. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may benefit from specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	presentation of only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this prospectus;
●	reduced disclosure about our executive compensation arrangements;
●	no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements;

●	exemption from any requirement of the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may benefit from these exemptions until December 31, 2025 or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (1) December 31, 2025; (2) the first fiscal year after our annual gross revenues are $1.235 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may choose to benefit from some but not all of these reduced disclosure obligations in future filings. If we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold stock.

Item 1A. Risk Factors.

Investing in our common stock, involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Registration Statement, including our consolidated financial statements and their related notes included elsewhere in this annual report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results and financial condition.

Unless the context otherwise requires, all references in this section to “we,” “us,” or “our” refers to the Company and its subsidiaries.

Risks Related to Our Securities

We need to raise additional capital to support our operations.

We have incurred substantial losses since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant losses for the foreseeable future.

The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2024 and 2023 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have a material adverse effect on our business, financial condition and results of operations. If sufficient financing is not received in a timely manner, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

If you purchase our securities you may experience future dilution as a result of future equity offerings or other equity issuances.

In order to raise additional capital, we will need to offer and issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in the future. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in this offering, and investors purchasing other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at which you purchase our securities.

In addition, we have a significant number of Warrants outstanding. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

The market price of our common stock and the trading volume of our common stock has been and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease.

During the past year, the market price of our common stock fluctuated from a low of $0.67 per share to a high of $12.47 per share, and our stock price continues to fluctuate. The market price and trading volume of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	our ability to grow our revenue and customer base;
●	the trading volume of our common stock;
●	developments concerning regulatory oversight and approvals;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;
●	successes or challenges in our collaborative arrangements or alternative funding sources;
●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation and Russia’s war on Ukraine;
●	future issuances of common stock or other securities;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock and the loss of some or all of your investment.

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.

A significant portion of our Common Stock is restricted from immediate resale, but may be sold into the market in the future pursuant to registration rights granted to the holders thereof. The exercise of such rights could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

The market price of shares of our Common Stock could decline as a result of substantial sales of common stock, particularly by our significant stockholders, a large number of shares of common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

In connection with the Business Combination MCAC and certain stockholders of ConnectM entered into a registration rights agreement (the “Business Combination Registration Rights Agreement”) with ConnectM. An aggregate of 5,340,000 shares of Common Stock will be entitled to registration pursuant to the Business Combination Registration Rights Agreement, which consist of 2,300,000 Founder Shares and 3,040,000 Placement Warrant Shares issuable upon exercise of the Placement Warrants. At any time and from time to time after the Closing, either (i) the Demanding ConnectM Holder or (ii) the Demanding Sponsor Holders may make a written demand for registration under the Securities Act of all or part of their Registrable Securities. The Demanding Sponsor Holders and the Demanding ConnectM Holder may each demand not more than four (4) Underwritten Shelf Takedowns in any twelve (12) month period. If at any time following the Closing, ConnectM proposes to file a registration statement under the Securities Act, the holders of the Registrable Securities shall be offered an opportunity to register the sale of such number of Registrable Securities as such holders may request in writing. The demand registration rights and “piggy-back” registration rights under the Business Combination Registration Rights Agreement are subject to certain requirements and customary conditions.

As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

We may issue additional shares of our Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions and issuances under our Incentive Plan, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in ConnectM will decrease;
●	the relative voting strength of each previously outstanding share of common stock may be diminished; or
●	the market price of our shares of our stock may decline.

Because our common stock is quoted on the OTC, your ability to sell your shares in the secondary trading market may be limited.

As a result of the transfer of our common stock from Nasdaq to the OTC, we anticipate that our stockholders may face negative consequences related to our securities, including but not limited to:

●	limited availability of market quotations for our securities.
●	a determination that our common stock is a “penny stock” which will require brokers trading in our securities to adhere to more stringent rules.
●	reduced level of trading activity in the secondary trading market for shares of our common stock.
●	a limited amount of analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

Because our common stock is quoted on the OTC, your ability to sell your shares in the secondary trading market may be limited. The OTC is the only trading market for our common stock. We cannot assure our stockholders that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for respective efficient trading markets or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was listed on a national securities exchange.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

There can be no assurance that the Public Warrants will be in the money during their exercise period, and they may expire worthless.

The exercise price for our Public Warrants is $11.50 per share. There can be no assurance that the Public Warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of Public Warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants with the consent of a majority of the then-outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired warrants, in accordance with their terms, prior to their exercise at a time that is disadvantageous to holders of warrants.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last sale price of our Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to such Common Stock is available throughout the thirty (30) day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders thereof to (i) exercise warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) sell warrants at the then-current market price when such holder might otherwise wish to hold warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of such warrants.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Common Stock adversely, then the price and trading volume of Common Stock could decline.

The trading market for our Common Stock is influenced by the research and reports that industry or securities analysts may publish about us, our business and operations, our market, and our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Risks Related to the Forward Purchase Agreement

If the trading price of the Common Stock decreases, the amount of cash ConnectM receives through the Forward Purchase Agreement mechanisms will decrease.

From time to time, Meteora may sell the Recycled Shares and ConnectM will recoup the proceeds at 95% of the Reset Price (as defined therein) less the Prepayment Shortfall. While ConnectM may receive cash proceeds out of the escrow account from sales of Recycled Shares by Meteora, Meteora may not have any incentive to sell such Recycled Shares unless the trading price of the Common Stock is above the Reset Price. There is no guarantee that the trading price of the Common Stock will equal or exceed the Reset Price at any given time. In such a case, Meteora may not sell the Recycled Shares, in which case ConnectM may not receive cash settlement proceeds from the Forward Purchase Agreement and Meteora may retain ownership of all of the Recycled Shares it purchased pursuant to the Forward Purchase Agreement. If Meteora decides to sell the Recycled Shares into the market, it may cause the trading price of our Common Stock to decline significantly.

ConnectM will have cash payment obligations that could, as a result, significantly reduce ConnectM’s cash reserves.

Pursuant to the Forward Purchase Agreement, at the Maturity Date, ConnectM is required to purchase from Meteora all of the unsold Recycled Shares for consideration equal to the Maturity Consideration, payable in cash or stock at ConnectM’s option. If ConnectM elected to pay the Maturity Consideration in cash, the amount of cash on hand to fund operations would be reduced accordingly, which could adversely affect ConnectM’s ability to make necessary investments, and, therefore, could adversely affect its results of operations.

Other events may result in Meteora having no payment obligations to ConnectM at settlement under the Forward Purchase Agreement.

In addition to the risk of a substantial decline in the market price of the shares of Common Stock, the occurrence of certain events will accelerate the maturity date and may result in Meteora having no payment obligation to ConnectM at settlement. Such events include (a) if the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period beginning 30 days following the closing of the Merger, is below $5.00 per share, (b) if ConnectM’s shares of Class A Common Stock cease to be listed on a national securities exchange or upon the filing of a Form 25, or (c) if the Registration Statement is not declared effective by the Commission within the time periods set forth in the Forward Purchase Agreement, or if the Registration Statement after it is declared effective ceases to be continuously effective as required by the Forward Purchase Agreement, which will result in the unregistered shares being excluded from the calculation of the amounts due at settlement.

ConnectM may be required to make a future cash payment or issue additional shares of Common Stock to Meteora pursuant to the Forward Purchase Agreement at the Maturity Date, which would reduce the amount of cash available to ConnectM to fund its operations or dilute the percentage ownership held by the existing stockholders.

Pursuant to the Forward Purchase Agreement, at the Maturity Date, ConnectM is required to purchase from Meteora all of the unsold Recycled Shares for the Maturity Consideration equal to an amount, in cash or shares of Common Stock at the sole discretion of ConnectM, equal to (a) in the case of cash, the product of the unsold Recycled Shares and $2.00, or $2.50, solely in the event of a Registration Failure (as defined in the Forward Purchase Agreement), and (b) in the case of shares of Class A Common Stock, such number of shares (the “Maturity Shares”) with a value equal to the product of the unsold Recycled Shares and $2.00, or $2.50, solely in the event of a Registration Failure, divided by the VWAP Price of the Common Stock for the 30 trading days ending on the Maturity Date, subject to the payment of Penalty Shares if such shares are not freely tradable. Depending on the amount of the Maturity Consideration and the trading price of the Common Stock, the issuance of these shares in payment of such consideration could result in substantial dilution and decreases to ConnectM’s stock price. If ConnectM elected to pay the Maturity Consideration in cash, the amount of cash on hand to fund operations would be reduced accordingly, which could adversely affect our ability to make necessary investments, and, therefore, could affect our results of operations.

Risks Related to ConnectM’s Common Stock

The market price of ConnectM’s common stock is likely to be highly volatile, and you may lose some or all of your investment.

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	the impact of COVID-19 pandemic on ConnectM’s business;
●	the inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, ConnectM’s ability to grow and manage growth profitably, and retain its key employees;
●	changes in applicable laws or regulations;
●	risks relating to the uncertainty of ConnectM’s projected financial information; and
●	risks related to the organic and inorganic growth of ConnectM’s business and the timing of expected business milestones.
●	In addition, the stock markets have experienced extreme price and volume fluctuations that affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of ConnectM’s common stock, regardless of ConnectM’s actual operating performance.

Volatility in ConnectM’s share price could subject ConnectM to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If ConnectM faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm its business.

Sales of a substantial number of the shares of ConnectM’s common stock in the public market could cause the price of the shares of ConnectM’s common stock to fall.

Sales of a substantial number of shares of ConnectM’s common stock in the public market or the perception that these sales might occur could depress the market price of ConnectM’s common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of ConnectM’s common stock. In addition, the sale of substantial amounts of ConnectM’s common stock or the perception such sales may occur, could adversely impact its price.

The selling stockholders will determine the timing, pricing and rate at which they sell such shares into the public market. Certain selling stockholders will have an incentive to sell because they will still realize a profit from such sales because they purchased shares and/or warrants at prices below the price per share paid by public investors in the IPO and/or below the recent trading prices of the shares of Common Stock. Sales by such investors may prevent the trading price of the shares of ConnectM’s common stock from exceeding the price per share in the IPO of MCAC and may cause the trading prices of our securities to experience a further decline.

Because ConnectM does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

ConnectM currently anticipates that it will retain future earnings for the development, operation and expansion of its business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of ConnectM’s shares of common stock would be your sole source of gain on an investment in such shares for the foreseeable future.

Future sales of shares of ConnectM’s common stock may depress its stock price.

Pursuant to the Registration Rights Agreement and the Amended Bylaws, after the consummation of the Business Combination and subject to certain exceptions, the Sponsor, those receiving shares of ConnectM’s common stock pursuant to the Merger Agreement, directors, officers and employees of the Company receiving shares of ConnectM’s common stock upon the settlement or exercise of warrants, stock options or other equity awards, and warrantholders of the Company receiving shares of ConnectM’s common stock upon the settlement or exercise of such warrants (other than holders of warrants that are currently listed) will be contractually restricted from selling or transferring any of their shares of common stock. Such restrictions begin at Closing and end on the date that is the earlier of (1) 180 days after Closing and (2)(x) the date on which the closing price of ConnectM’s common stock equals or exceeds $16.50 per share for any 20 trading days within any 30-day period commencing at least 150 days after the Closing, or (y) a Change of Control (as defined in the Lock-Up Agreement). Immediately following the Closing, 8,155,880 shares of ConnectM common stock, representing approximately 38.4% of the outstanding shares of ConnectM common stock, were freely tradable.

However, following the expiration of the applicable lock-up period, such equityholders will not be restricted from selling shares of ConnectM’s common stock held by them, other than by applicable securities laws. Further, there is a likelihood that ConnectM will need to continue to raise capital through one or more equity financings in order to continue growing its business. As such, sales of a substantial number of shares of ConnectM’s common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of ConnectM’s common stock. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in ConnectM’s share price or the market price of ConnectM’s common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Provisions in our Charter and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

The Charter and Amended Bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents will include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, retirement, disqualification, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	the required approval of at least 662∕3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
●	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
●	the required approval of at least 662∕3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
●	the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We will also be subject to the anti-takeover provisions contained in Section 203 of the DGCL. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees or the underwriters or any offering giving rise to such claim.

The Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Furthermore, the Charter also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. Notwithstanding the foregoing, this forum selection provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States have exclusive jurisdiction. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees and result in increased costs for investors to bring a claim. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

ConnectM is an emerging growth company and smaller reporting company, and ConnectM cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make its shares less attractive to investors.

ConnectM is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as ConnectM continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. ConnectM will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO (December 31, 2026), (b) in which ConnectM has total annual gross revenue of at least $1.235 billion or (c) in which ConnectM is deemed to be a large accelerated filer, which means the market value of shares of ConnectM’s common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which ConnectM has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. ConnectM has elected to use this extended transition period for complying with new or revised accounting standards and, therefore, ConnectM will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ConnectM is also a smaller reporting company as defined in the Exchange Act. Even after ConnectM no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company,” which would allow it to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. ConnectM will be able to take advantage of these scaled disclosures for so long as its voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of its second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and its voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of its second fiscal quarter.

ConnectM cannot predict if investors will find its common stock less attractive because ConnectM may rely on these exemptions. If some investors find ConnectM’s common stock less attractive as a result, there may be a less active trading market for the common stock and its market price may be more volatile.

Risks Related to ConnectM’s Business

Business and Operational Risks

Due to ConnectM operating as a going concern, and there is a possibility that ConnectM may never be profitable and you may lose all or part of your investment. During the twelve months ended December 31, 2024 and 2023, ConnectM incurred net losses of approximately $23 million and $9 million, respectively. Continued operations are dependent on ConnectM’s ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms.

During the twelve months ended December 31, 2024 and 2023, ConnectM has incurred net losses of approximately $22.5 million and $9.2 million, respectively. As of December 31, 2024, ConnectM had an accumulated deficit of $45.4 million. ConnectM expects to incur additional losses and higher operating expenses for the foreseeable future. These conditions raises substantial doubt about ConnectM’s ability to continue as a going concern within one year after the date that these combined consolidated financial statements are issued that has not been alleviated. Management’s plans to alleviate the substantial doubt identified include obtaining additional financing from related parties and third parties, and potentially extending existing debt agreements. Due to the Company operating as a going concern, and there is a possibility that we may never be profitable, there is the possibility that you may lose all or part of your investment.

Our growth strategy depends on the widespread adoption Modern Energy Economy (MEE) Systems, MEE Technology, and MEE Services.

The market for MEE Services, MEE Technology, and MEE Systems is emerging and rapidly evolving, and our future success is uncertain. If MEE Technology or Services prove unsuitable for widespread commercial deployment or if demand for MEE Systems fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow. The factors influencing the widespread adoption of MEE solutions include but are not limited to:

●	cost-effectiveness of MEE solutions as compared with conventional and fossil fuel based energy technologies;
●	performance and reliability of MEE solutions as compared with conventional and fossil fuel based energy products;
●	continued deregulation of the electric power industry and broader energy industry;
●	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels; and
●	availability of governmental subsidies and incentives.

If we cannot compete successfully against other home electrification and energy companies, we may not be successful in developing our operations and our business may suffer.

The MEE industries are characterized by intense competition and rapid technological advances. We compete with other MEE Service Providers with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of distributed energy. Further, some competitors are integrating vertically in order to ensure supply and to control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. Intense competition in our industry could reduce our market share and our profit. We expect to face significant competition in the future as the market for home electrification develops.

If we are unable to compete in the market, there will be an adverse effect on our business, financial condition, and results of operations.

With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. Some of our competitors are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion, and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than that of ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than electricity generated and stored by our solar and battery systems.

We also compete with companies that are not regulated like traditional utilities, but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies may be able to offer customers electricity supply-only solutions that are competitive with our solar and battery systems options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our current business model requires. This may limit our ability to attract new customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

As the MEE industry grows and evolves, we will also face new competitors who are not currently in the market. Low technological barriers to entry characterize our industry and well-capitalized companies could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, quality issue, price change, or other limitations in our ability to obtain components or technologies we use could result in adverse effects.

While we purchase our products from several different suppliers, if one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor, or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. At times, suppliers may have issues with the quality of their products, which may not be realized until the product has been installed at a customer site. This may result in additional cost incurred. There are a limited number of suppliers of MEE system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our MEE products and deploying our systems. These issues could harm our business or financial performance. In addition, the acquisition of a component supplier or technology provider by one of our competitors could limit our access to such components or technologies and require significant redesigns of our MEE systems or installation procedures and have a negative impact on our business.

There have also been periods of industry-wide shortages of key MEE components in times of industry disruption. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. We and our original equipment manufacturers (“OEMs”)/distributor partners depend on a limited number of suppliers of MEE system components to adequately meet anticipated demand for our MEE service offerings. Any shortage, bottlenecks, delay, detentions, or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations, and loss of market share.

The MEE industry is frequently experiencing significant disruption and, as a result, shortages of MEE key components may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us and our supply of such components may be reduced as a result. The supply of components from various locales is also uncertain due to COVID-19 that has resulted in travel restrictions and shutdowns of businesses in various regions.

Typically, we purchase the components for our MEE systems on an as-needed basis and do not operate under long-term supply agreements. The vast majority of our purchases are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results.

Our backlog is subject to unexpected adjustments and cancellations, which means that amounts included in our backlog may not result in actual revenue or translate into profits. Any supply shortages, delays, quality issues, price changes or other limitations in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

Damage to our brand and reputation or failure to expand our brand would harm our business and results of operations.

We depend significantly on our brand and reputation for high-quality home electrification and solar service offerings, engineering and customer service to attract customers and grow our business. If we fail to continue to deliver our MEE service offerings within the planned timelines, if our MEE offerings do not perform as anticipated or if we damage any customers’ properties or cancel projects, our brand and reputation could be significantly impaired. We also depend greatly on referrals from customers for our growth. Therefore, our inability to meet or exceed customers’ expectations would harm our reputation and growth through referrals. We have at times focused particular attention on expeditiously growing our direct sales force and our MEE partners, leading us in some instances to hire personnel or partner with third parties who we may later determine do not fit our company culture and standards. Given the sheer volume of interactions our direct sales force and our MEE partners have with customers and potential customers, it is also unavoidable that some interactions will be perceived by customers and potential customers as less than satisfactory and result in complaints. If we cannot manage our hiring and training processes to limit potential issues and maintain appropriate customer service levels, our brand and reputation may be harmed and our ability to grow our business would suffer. In addition, if we were unable to achieve a similar level of brand recognition as our competitors, some of which may have a broader brand footprint, more resources and longer operational history, we could lose recognition in the marketplace among prospective customers, suppliers and partners, which could affect our growth and financial performance. Our growth strategy involves marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenue. We cannot assure you that such marketing and branding expenses will result in the successful expansion of our brand recognition or increase our revenue. We are also subject to marketing and advertising regulations in various jurisdictions, and overly restrictive conditions on our marketing and advertising activities may inhibit the sales of the affected products.

Developments in alternative technologies may materially adversely affect demand for our offerings.

Significant developments in alternative technologies, such as advances in other forms of home electrification or distributed solar power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay deployment of our solar energy systems, which could result in product obsolescence, the loss of competitiveness of our systems, decreased revenue and a loss of market share to competitors.

While we maintain an inventory of, or otherwise make arrangements to obtain, spare parts to replace critical equipment and maintain insurance for property damage to protect against certain operating risks, these protections may not be adequate to cover lost revenues or increased expenses and penalties that could result if we were unable to operate our generation facilities at a level necessary to comply with sales contracts.

Obtaining a sales contract with a potential customer does not guarantee that the potential customer will not decide to cancel or that we will not need to cancel due to a failed inspection, which could cause us to generate no revenue despite incurring costs and adversely affect our results of operations.

Even after we secure a sales contract with a potential customer, we (either directly or through our MEE partners) must perform an inspection to ensure that the home, including the rooftop, meets our standards and specifications. If the inspection finds that repairs to the rooftop are required in order to satisfy our standards and specifications to install the solar energy system, and a potential customer does not want to make such required repairs, we would lose that anticipated sale. In addition, per the terms of our customer agreements, a customer maintains the ability to cancel before commencement of installation, subject to certain conditions. Any delay or cancellation of an anticipated sale could materially and adversely affect our financial results, as we may have incurred sales-related, design-related, and other expenses and generated no revenue.

Our inability to properly utilize our workforce could have a negative impact on our profitability.

The extent to which we utilize our workforce affects our profitability. Underutilizing our workforce could result in lower gross margins and, consequently, a decrease in our short-term profitability. On the other hand, overutilization of our workforce could negatively impact safety, employee satisfaction, attrition, and project execution, leading to a potential decline in future project awards. The utilization of our workforce is impacted by numerous factors, including:

●	our estimates of headcount requirements and our ability to manage attrition;

●	efficiency in scheduling projects and our ability to minimize downtime between project assignments;
●	productivity;
●	labor disputes; and
●	availability of skilled labor at any given time.

Expanding operations internationally will subject us to a variety of risks and uncertainties that could adversely affect our business and operating results.

ConnectM may choose to expand internationally and may require additional resources and controls. Any expansion internationally could subject our business to risks associated with international operations, including:

●	difficulties in establishing legal entities in foreign jurisdictions;
●	challenges in arranging, and availability of, financing for our customers;
●	availability and cost of raw materials and components, labor and equipment for manufacturing our systems;
●	difficulties in staffing and managing foreign operations due to differences in culture, laws and customer expectations, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;
●	installation challenges which we have not encountered before which may require the development of adaptions of our products for a given jurisdiction;
●	compliance with multiple, potentially conflicting and changing governmental laws, regulations, and permitting processes including environmental, banking, employment, tax, privacy, safety, security and data protection laws and regulations;
●	compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
●	greater difficulties in securing or enforcing our intellectual property rights in certain jurisdictions, or in potential infringement of third-party intellectual property rights in new jurisdictions;
●	difficulties in collecting payments in foreign currencies and associated foreign currency exposure;
●	increases or decreases in our expenses caused by fluctuation in foreign currency exchange rates;
●	restrictions on repatriation of foreign earnings;
●	compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and compliance with applicable U.S. tax laws as they relate to international operations, including product transfer pricing, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws;
●	changes in import and export controls and tariffs imposed by the United States or foreign governments;
●	changes in regulations regarding recycling and the end of life of our products;
●	changes in regulations that would prevent us from doing business in specified countries;
●	failure of the supply chain in local countries to provide us with materials of a sufficient quality and quantity delivered on timelines we expect; and
●	regional economic and political conditions.

As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful.

We may not be able to effectively manage our growth.

Our future growth, if any, may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands will require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems could have a negative impact on our business, financial condition, and results of operations.

We are a decentralized company and place significant decision-making powers with our subsidiaries’ management, which presents certain risks.

We believe that our practice of placing significant decision-making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business than we would under a more centralized structure or that we would be slower to identify a misalignment between a subsidiary’s and ConnectM’s overall business strategy. Further, if a subsidiary location fails to follow ConnectM’s compliance policies, we could be made party to a contract, arrangement or situation that requires the assumption of large liabilities or has less advantageous terms than is typically found in the market.

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management.

We have in the past, and in the future we expect to, acquire companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions, and any acquisition has numerous risks. These risks include the following:

●	difficulty in assimilating the operations and personnel of the acquired company;
●	difficulty in effectively integrating the acquired technologies or products with our current technologies;
●	difficulty in maintaining controls, procedures and policies during the transition and integration;
●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
●	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;
●	inability to retain key technical and managerial personnel of the acquired business;
●	inability to retain key customers, vendors, and other business partners of the acquired business;
●	inability to achieve the financial and strategic goals for the acquired and combined businesses;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement, and other legal and financial liabilities, among other things;
●	potential inability to assert that internal controls over financial reporting are effective; and
●	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Acquisitions of companies, businesses and assets are inherently risky and, if we do not complete the integration of these acquisitions successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

If we are unsuccessful in developing and maintaining our proprietary technology, including our Connected Operations applications, our ability to attract and retain OEMs could be impaired, our competitive position could be harmed and our revenue could be reduced.

Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our service offerings, including our Connected Operations applications. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer’s MEE system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. If we are unable to maintain our existing proprietary technology, our ability to attract and retain OEM partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

As of December 31, 2024, a majority of our total installations were in Massachusetts, Florida and Virginia. We expect our near-term future growth to occur in the east coast and Midwest of the U.S., and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

Changes to the applicable laws and regulations governing direct-to-home sales and marketing may limit our ability to effectively compete.

The majority of our service business is conducted using the direct-to-home sales channel and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws and regulations affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales professionals to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts, our financial condition, results of operations and growth prospects could be adversely affected.

Our growth depends in part on the success of our relationships with third parties.

A key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with market players across a variety of industries to generate new customers. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting and retaining new and existing MEE partners. Negotiating relationships with our MEE partners, investing in due diligence efforts with potential MEE partners, training such third parties and contractors, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.

ConnectM operates in the early-stage market of MEE adoption, has a history of losses and expects to incur significant ongoing expenses

We have incurred operating losses before income taxes in the past. We intend to increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:

●	mitigating the impact of the COVID-19 pandemic on our business;
●	growing our customer base;
●	maintaining or lowering our cost of capital;
●	reducing the cost of components for our solar service offerings;
●	growing and maintaining our channel partner network;
●	maintaining high levels of product quality, performance, and customer satisfaction;
●	successfully integrating acquired businesses;
●	growing our direct-to-consumer business to scale;
●	reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes; and
●	supply chain logistics, such as accepting late deliveries.

We may be unable to achieve positive cash flows from operations in the future.

Failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers’ projects and successfully manage customer accounts.

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians, sales and project finance specialists. Competition for qualified personnel in our industry is increasing, particularly for skilled personnel involved in the installation of MEE systems. We have in the past been, and may in the future be, unable to attract or retain qualified and skilled installation personnel or installation companies to be our MEE service partners (under Managed Solutions), which would have an adverse effect on our business. We and our MEE partners also compete with the homebuilding and construction industries for skilled labor. As these industries grow and seek to hire additional workers, our cost of labor may increase. The unionization of the industry’s labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. We need to continue to expand upon the training of our customer service team to provide high-end account management and service to customers before, during and following the point of installation of our MEE systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards that we have established. If we are unable to hire, develop and retain talented technical and customer service personnel, we may not be able to realize the expected benefits of this investment or grow our business.

In addition, to support the growth and success of our direct-to-consumer channel, we need to recruit, retain and motivate a large number of sales personnel on a continuing basis. We compete with many other companies for qualified sales personnel, and it could take many months before a new salesperson is fully trained on our MEE service offerings. If we are unable to hire, develop and retain qualified sales personnel or if they are unable to achieve desired productivity levels, we may not be able to compete effectively.

If we or our MEE partners cannot meet our hiring, retention and efficiency goals, we may be unable to complete customers’ projects on time or manage customer accounts in an acceptable manner or at all. Any significant failures in this regard would materially impair our growth, reputation, business and financial results. If we are required to pay higher compensation than we anticipate, these greater expenses may also adversely impact our financial results and the growth of our business.

Failure by our vendors or our component suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.

We do not control our vendors or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.

If we are unable to retain and recruit qualified technicians and advisors, or if our board of directors, key executives, key employees or consultants discontinue their employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We may not be able to attract or retain qualified management or technical personnel in the future due to the intense competition for qualified personnel among MEE services businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain, and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital, and our ability to implement our overall business strategy.

We are highly dependent on members of our management and technical staff. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior technical personnel. The loss of any of our executive officers, key employees, or consultants and our inability to find suitable replacements could potentially harm our business, financial condition, and prospects. We may be unable to attract and retain personnel on acceptable terms given the competition among MEE Service providers. Certain of our current officers, directors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other MEE service providers. We do not maintain “key man” insurance policies on any of our officers or employees. Other than certain members of our senior management team, all of our employees are employed “at will” and, therefore, each employee may leave our employment and join a competitor at any time.

We plan to grant stock options, restricted stock grants, restricted stock unit grants, and/or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance, and aligning the interests of employees with those of our shareholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees and attract additional qualified candidates, our business and results of operations could be adversely affected. Currently the exercise prices of all outstanding stock options are greater than the current stock price.

As of December 31, 2024, we had 85 full-time employees in the U.S., 73 full-time employees in India and 6 part-time employees and contractors. We may be unable to implement and maintain an attractive incentive compensation structure in order to attract and retain the right talent. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

ConnectM’s management has limited experience in operating a public company.

ConnectM’s executive officers have limited experience in the management of a publicly traded company. ConnectM’s management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. ConnectM’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company. ConnectM may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company, as well as the cost of outside legal and accounting advisors, may require costs greater than expected.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

We will be subject to the reporting requirements of the Exchange Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls, procedures, and internal controls over financial reporting. Maintaining our disclosure controls and procedures and internal controls over financial reporting in accordance with this standard requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire more employees in the future to manage these reporting and compliance obligations, which will increase our costs and expenses.

We may be materially adversely affected by negative publicity.

Our business involves transactions with customers. We and our MEE partners must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with customers, including those pertaining to privacy and data security and warranties. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Noncompliance with any such laws or regulations, or the perception that we or our MEE partners have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our business could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations.

Any investigations, actions, adoption or amendment of regulations relating to the marketing of our products to residential consumers of our community MEE programs could divert management’s attention from our business, require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations or could reduce the number of our potential customers.

We cannot ensure that our sales professionals and other personnel will always comply with our standard practices and policies, as well as applicable laws and regulations. In any of the numerous interactions between our sales professionals or other personnel and our customers or potential customers, our sales professionals or other personnel may, without our knowledge and despite our efforts to effectively train them and enforce compliance, engage in conduct that is or may be prohibited under our standard practices and policies and applicable laws and regulations. We have been exposed to claims in the past, and any such non-compliance, or the perception of non-compliance, could expose us to additional claims, proceedings, litigation, investigations, or enforcement actions by private parties or regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business and reputation. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.

Our business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, icing events and earthquakes, can be destructive and cause power outages and property damage, affect the availability of fuel and water, reduce our revenue and require us to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources. Furthermore, our physical plants could be placed at greater risk of damage should continued changes in the global climate produce additional unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, and abnormal levels of precipitation. A disruption or failure of electric generation, or storage systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent us from operating our business in the normal course and could result in any of the adverse consequences described above. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Where cost recovery is available, recovery of costs to restore service and repair damaged facilities is or may be subject to regulatory approval, and any determination by the regulator not to permit timely and full recovery of the costs incurred could have a material adverse effect on our business, financial condition, results of operations and prospects. Changes in weather can also affect the production of electricity at power generation facilities.

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect these fluctuations to continue. However, given that we are operating in a rapidly changing industry, those fluctuations may be masked by our recent growth rates and thus may not be readily apparent from our historical results of operations. As such, our past quarterly results of operations may not be good indicators of likely future performance.

In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ConnectM” section, the following factors, among others, could cause our results of operations and key performance indicators to fluctuate:

●	the expiration, reduction or initiation of any governmental tax rebates, tax exemptions, or incentive;
●	significant fluctuations in customer demand for our MEE service offerings or fluctuations in the geographic concentration of installations of MEE systems;
●	changes in financial markets, which could restrict our ability to access available and cost-effective financing sources;
●	seasonal, environmental or weather conditions that impact sales, energy production, and system installation;
●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
●	announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships, or joint ventures;
●	necessary capital-raising activities or commitments;
●	changes in our pricing policies or terms or those of our competitors, including utilities;
●	changes in regulatory policy related to solar energy generation;
●	the loss of one or more key partners or the failure of key partners to perform as anticipated;
●	our failure to successfully integrate acquired solar facilities;
●	actual or anticipated developments in our competitors’ businesses or the competitive landscape;
●	actual or anticipated changes in our growth rate;
●	general economic, industry and market conditions, including as a result of the COVID-19 pandemic and/or future pandemics; and
●	changes to our cancellation rate.

Our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the market price of our common stock could decline and stockholders could lose part or all of their investment.

Our results of operations have been and may continue to be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

A significant outbreak of epidemic, pandemic, or contagious diseases in the human population, such as the current COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the broader economies, financial and capital markets, commodity and energy prices, and overall demand environment for our products. A global health crisis could affect, and has affected, our workforce, customers and vendors, as well as economies and financial markets globally, potentially leading to an economic downturn, which could decrease spending, adversely affecting the demand for our products.

In response to the COVID-19 pandemic, federal, state, local, and foreign governments put in place, and in the future may again put in place, travel restrictions, quarantines, “stay at home” orders and guidelines, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders resulted in, and in the future may result in, business closures, work stoppages, slowdowns and delays, among other effects that negatively impacted, and in the future may negatively impact, our operations, as well as the operations of our customers and business partners. Such results have had and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.

Although we have continued to operate consistent with federal guidelines and state and local orders, the extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including:

●	the duration and scope of the pandemic and associated disruptions;
●	a general slowdown in our industry;
●	governmental, business and individuals’ actions taken in response to the pandemic;
●	the effect on our customers and our customers’ demand for our products and installations;
●	the effect on our suppliers and disruptions to the global supply chain;
●	our ability to sell and provide our products and provide installations, including disruptions as a result of travel restrictions and people working from home;
●	the ability of our customers to pay for our products;
●	delays in our projects due to closures of jobsites or cancellation of jobs; and
●	any closures of our and our suppliers’ and customers’ facilities.

These effects of the COVID-19 pandemic and related economic repercussions have materially affected how we and our customers, vendors, subcontractors, developers, and general contractors are operating our businesses, and the duration and extent to which this will negatively impact our future results of operations and overall financial performance remains uncertain. ConnectM faces risks related to health pandemics, including the aftereffects of the COVID-19 pandemic or potential future pandemics, which could have a material and adverse effect on our business, operations, financial condition, results of operations, and cash flows.

In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, including following the guidance set out from both the Occupational Safety and Health Administration and Centers for Disease Control and Prevention, we may not be able to completely prevent the spread of the virus among our employees. We may face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources.

Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above. Although the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic instability that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in this Report and could materially adversely affect our business, operations, financial condition, results of operations, cash flows or the market price of our common stock.

Adverse economic conditions may have negative consequences on our business, results of operations and financial condition.

Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. Additionally, economic downturns in the markets in which we operate may materially and adversely affect our business because our business is dependent on levels of construction and home remodeling activity. We rely upon our ability to generate additional sources of liquidity and we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. Any adverse change in economic conditions would have a negative impact on our business, results of operations and financial condition and on our ability to generate or raise additional capital on favorable terms, or at all.

ConnectM is highly reliant on its networked and cloud-based business model and information technology systems and data, and those of its service providers which may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

ConnectM continues to expand its information technology systems in the form of its networked and cloud-based business model, and as its operations grow its internal information technology systems, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems. This includes the implementation of new internally developed systems and the deployment of such systems in the United States. While ConnectM maintains information technology measures designed to protect it against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, its systems and those of its service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks. To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of ConnectM data, including intellectual property and personal information, or ConnectM’s products, or for it to be believed or reported that any of these occurred, it could disrupt ConnectM’s business, harm its reputation, compel it to comply with applicable data breach notification laws, subject it to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require it to verify the correctness of database contents, or otherwise subject it to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to ConnectM and result in significant legal and financial exposure and/or reputational harm.

Because ConnectM also relies on third-party service providers, it cannot guarantee that its service providers’ and component suppliers’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in a security incident, or other disruption to, ConnectM’s or ConnectM’s service providers’ or component suppliers’ systems. ConnectM’s ability to monitor its service providers’ and component suppliers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures. Further, the implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding ConnectM’s core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operation. These risks may affect ConnectM’s ability to manage its data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

If ConnectM does not successfully implement, maintain or expand its information technology systems as planned, its operations may be disrupted, its ability to accurately and/or timely report its financial results could be impaired and deficiencies may arise in its internal control over financial reporting, which may impact its ability to certify its financial results (see also “Risks Related to Finance, Tax and Accounting - ConnectM has identified material weaknesses in its internal control over financial reporting. If ConnectM is unable to remediate these material weaknesses, or if ConnectM identifies additional material weaknesses in the future or otherwise fails to maintain an effective internal control over financial reporting, this may result in material misstatements of ConnectM’s consolidated financial statements or cause ConnectM to fail to meet its periodic reporting obligations” for more detail). Moreover, ConnectM’s proprietary information, including intellectual property and personal information, could be compromised or misappropriated and its reputation may be adversely affected if these systems or their functionality do not operate as expected and ConnectM may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events or company-specific events, as well as the financial condition of insurers.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to us. Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events or company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, we may be required to pay costs associated with adverse future events.

Our insurance policies against many potential liabilities require high deductibles, and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks. Additionally, difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.

We insure various general liability, workers’ compensation, property and auto risks as well as other risks through a variety of direct insurance policies and a captive insurance company that are reinsured for risks above certain deductibles and retentions. All of our insurance policies and programs are subject to high deductibles and retentions; as such, we are, in effect, self-insured for substantially all of our typical claims. We hire an actuary to determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (workers’ compensation, general liability and auto liability). The determination of these claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies or that exceed our accruals or coverage limits.

Additionally, we typically are contractually required to provide proof of insurance for projects on which we work. Historically, insurance market conditions become more difficult for insurance consumers during periods when insurance companies suffer significant investment losses as well as casualty losses. Consequently, it is possible that insurance markets will become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects and increase our overall risk exposure. Our insurance providers are under no commitment to renew our existing insurance policies in the future; therefore, our ability to obtain necessary levels or kinds of insurance coverage is subject to market forces outside our control. If we were unable to obtain necessary levels of insurance, it is likely we would be unable to compete for or work on most projects.

Increases and uncertainty in our health insurance costs could adversely impact our results of operations and cash flows.

The costs of employee health insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. Future legislation could also have an impact on our business. The status of the Affordable Care Act, any amendment, repeal or replacement thereof, is currently uncertain. For example, in December 2019, the United States Court of Appeals for the Fifth Circuit struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional, sending the case back to a federal district judge in Texas to determine which of the law’s many parts could survive without the mandate. On March 2, 2020, the United States Supreme Court granted certiorari to review this case, and on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. The Affordable Care Act will remain in effect in its current form; however, we continue to evaluate the effect that the Affordable Care Act has on our business.

Failure to remain in compliance with covenants under our credit and loan agreements, service our indebtedness, or fund our other liquidity needs could adversely impact our business.

Our failure to comply with covenants under the credit or loan agreements, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the credit and loan agreements. Default under our credit and loan agreements could result in (1) us no longer being entitled to borrow under the agreements; (2) termination of the agreements; (3) acceleration of the maturity of outstanding indebtedness under the agreements; and/or (4) foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

If we fail to develop and maintain an effective system of internal control over financial reporting and other business practices, and of board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties. Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties. We are responsible for reviewing and assessing our internal controls and implementing additional controls when improvement is needed. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations.

The Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We have limited internal personnel to implement procedures and rely on outside professionals including accountants and attorneys to support our control procedures. We are working to improve all of our controls but, if our controls are not effective, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties, which could lead to a decrease in the market price of our stock. Failure to implement any required changes to our internal controls or other changes we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the market price of our common stock.

Our historical financial results may not be indicative of what our actual financial position or results of operations would have been if we had always been a public company.

Our business has achieved rapid growth since we launched. However, our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results we would have achieved if we had been a public company or results that may be achieved in future periods. Consequently, there can be no assurance that we will be able to generate sufficient income to pay our operating expenses and make satisfactory distributions to our shareholders, or any distributions at all.

Our reported financial results may be affected, and comparability of our financial results with other companies in our industry may be impacted, by changes in the accounting principles generally accepted in the U.S.

Generally accepted accounting principles in the U.S. are subject to change and interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in June 2016 the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which replaces the current incurred loss impairment methodology with a current expected credit losses model. Other companies in our industry may be affected differently by the adoption of ASU No. 2016-13 or other new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of financial statements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee’s accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2021. ConnectM adopted this standard, effective January 1, 2022, under the alternative transition method as permissible under ASU 2018-11 and will apply this standard to all leases. As a result, comparative financial information of ConnectM has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company has material weaknesses in its internal control over financial reporting. If ConnectM is unable to remediate these material weaknesses, or if ConnectM identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, ConnectM may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect its business and the market price of ConnectM’s common stock.

In preparation of its consolidated financial statements to meet the requirements applicable to its current status as a publicly traded company, ConnectM and its independent registered public accounting firm identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The first material weakness identified related to a deficiency in ConnectM’s controls over complex accounting topics centered around the appropriate treatment of specific incremental costs that were directly attributable to the transaction with MCAC and the forward purchase agreement. Specifically, ConnectM’s accounting and internal control infrastructure did not allow for adequate review processes over this complex accounting topic due to lack of sufficient resources. Due to this material weakness, material errors were identified and corrected in ConnectM’s audited financial statements for the year ended December 31, 2024.

The second material weakness identified related to a deficiency in ConnectM’s controls over revenue recognition centered around the appropriate timing of the recognition of its solar system services for which ConnectM recognized revenue when it had not fully satisfied its performance obligation. Specifically, ConnectM’s accounting and internal control infrastructure did not allow for the proper assessment of the timing of revenue recognition for its solar system services due to lack of sufficient resources. Due to this material weakness, material errors were identified and corrected in ConnectM’s audited financial statements for the year ended December 31, 2024.

There are other material weaknesses identified relating to complex accounting relating to debt and derivatives, contingent consideration, deferred offering costs, management not identifying impaired intangible assets, and to the Company not being able to timely issue their financial statements. These material weaknesses are due to inadequate staffing at the Company.

An additional material weakness was identified due to the failure to get proper approval from the Board for related party transactions.

ConnectM has implemented measures designed to improve internal controls over financial reporting to remediate the control deficiencies outlined above that led to the material weaknesses, including strengthening reviews by its finance team and expanding its accounting and finance team to add additional qualified accounting and finance resources, which may include expanding the use of third party consultants that possess the required expertise to assist management with its review.

ConnectM cannot assure you that the measures it has taken to date, and actions it may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in its internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, neither its management nor an independent registered public accounting firm has performed an evaluation of its internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. If ConnectM is unable to successfully remediate its existing or any future material weaknesses in its internal control over financial reporting, identifies any additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, the accuracy and timing of ConnectM financial reporting may be adversely affected, ConnectM may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the consolidated company’s financial reporting, and the market price of ConnectM’s common stock may decline as a result.

Risks Related to Data Privacy

Any security breach or unauthorized access or disclosure or theft of data, including personal information we gather, store and use, or other hacking and phishing attacks on our systems, could harm our reputation, subject us to claims or litigation, financial harm and have an adverse impact on our business.

We receive, store and use personal information of customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent, have occurred on our systems in the past, and could occur on our systems in the future. Inadvertent disclosure of such personal information, or if a third party were to gain unauthorized access to the personal information in our possession, has resulted in, and could result in future claims or litigation arising from damages suffered by such individuals. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal information. Our efforts to protect such personal information may be unsuccessful due to software bugs or other technical malfunctions; employees, contractor, or vendor error or malfeasance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose sensitive information. Although we have developed systems and processes that are designed to protect the personal information we receive, store and use and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. Any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.

While we currently maintain cybersecurity insurance, such insurance may not be sufficient to cover us against claims, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws, including recent California legislation and regulation which affords California consumers an array of new rights, including the right to be informed about what kinds of personal data companies have collected and why it was collected, pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws could result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions brought against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.

Risks Related to Electrification and Decarbonization Business

ConnectM’s future growth and success is highly correlated with and thus dependent upon the continuing rapid electrification of homes and adoption of EVs and electrification for passenger and fleet applications.

ConnectM’s future growth is highly dependent upon the increased electrification of home heating using heat pumps and the adoption of EVs by businesses and consumers.

The U.S. federal government, and some state and local governments provide incentives to homeowners in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits to replace fossil fuels for home heating and also for cooking applications, The High Efficiency Electric Home Rebate Act (HEEHRA) is the official name of the Inflation Reduction Act’s (IRA) heat pump incentive program. Although demand for heat pumps has grown in recent years, there is no guarantee of continuing future demand. If the market for heat pumps develops more slowly than expected, or if demand for heat pumps decreases, ConnectM’s business, prospects, financial condition and operating results would be harmed. The market for heat pumps could be affected by numerous factors, such as:

●	perceptions about heat pump quality, safety, performance and cost;
●	volatility in the cost of heating oil and natural gas, including as a result of trade restrictions;
●	concerns regarding the reliability and stability of the electrical grid;
●	availability of maintenance and repair services for heat pumps;
●	consumers’ perception about the convenience and cost of using heat pumps;
●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to heat pumps or decarbonization generally;
●	relaxation of government mandates regarding the sale of heat pumps; and

●	concerns about the future viability of heat pump manufacturers.

One of the many things the Inflation Reduction Act of August 2022 accomplishes is the expansion of the Federal Tax Credit for Solar Photovoltaics, also known as the Investment Tax Credit (ITC). This credit can be claimed on federal income taxes for a percentage of the cost of a solar photovoltaic (PV) system. The ITC increased in amount and its timeline has been extended. Those who install a PV system between 2022 and 2032 will receive a 30% tax credit, which will decrease to 26% for systems installed in 2033 and to 22% for systems installed in 2034. Homeowners who installed a system in 2022 have an increased tax credit from 22% to 30% if the tax credit has not been already claimed. The solar plus storage equipment expenses included in the ITC have expanded. Now, energy storage devices that have a capacity rating of 3 kilowatt hours or greater are included and includes stand-alone storage. The ITC will cut the cost of installing rooftop solar for a home by 30%, or more than $7,500 for an average system. By helping Americans get solar on their roofs, these tax credits will help millions more families unlock an additional average savings of $9,000 on their electricity bills over the life of the system. The market for solar solutions could be affected by numerous factors, such as:

●	perceptions about solar solutions quality, safety, performance and cost;
●	concerns regarding the reliability and stability of the electrical grid;
●	availability of maintenance and repair services for solar solutions;
●	consumers’ perception about the convenience and cost of using solar solutions;
●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to solar;
●	relaxation of government mandates regarding the sale of solar solutions; and concerns about the future viability of solar solutions manufacturers.

Electrification rebates provide point-of-sale consumer discounts to enable low- and moderate-income households across the U.S. to electrify their homes. Notably, households will experience HEEHRA’s point-of-sale rebates as immediate, off-the-top discounts when making qualifying electrification purchases. The electrification rebates cover the following home energy assessment and weatherization projects: insulation, air sealing, and ventilation. For low-income households (under 80 percent of consumers’ area median income), the electrification rebates cover 100 percent of weatherization costs up to $1,600. For moderate-income households (between 80 percent and 150 percent of consumers’ area median income), the electrification rebates cover 50 percent of weatherization costs up to $1,600. The rebates may be implemented differently in each state, so there are no guarantees regarding final amounts, eligibility, or timeline. Without additional appropriations from Congress, the rebate programs will end once the initial IRA funding is exhausted. Total electrification rebates across all qualified electrification projects are capped at $14,000. Electric and gas utilities provide no cost home energy assessment services to residential homeowners. The market for home energy assessment and weatherization solutions could be affected by numerous factors, such as:

●	perceptions about home energy assessment and weatherization solutions quality, safety, performance and cost;
●	volatility in the cost of heating oil and natural gas, including as a result of trade restrictions;
●	concerns regarding the reliability and stability of the electrical grid;
●	availability of maintenance and repair services for home energy assessment and weatherization solutions;
●	consumers’ perception about the convenience and cost of using home energy assessment and weatherization solutions;
●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to weatherization and decarbonization generally;
●	relaxation of government mandates regarding the sale of home energy assessment and weatherization solutions; and
●	concerns about the future viability of home energy assessment and weatherization solutions manufacturers.

The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing consumer demands and behaviors, changing levels of concern related to environmental issues and governmental initiatives related to energy independence, climate change and the environment generally. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, ConnectM’s business, prospects, financial condition and operating results would be harmed. The market for EVs could be affected by numerous factors, such as:

●	perceptions about EV features, quality, safety, performance and cost;
●	perceptions about the limited range over which EVs may be driven on a single battery charge;
●	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
●	volatility in the cost of oil and gasoline, including as a result of trade restrictions;
●	concerns regarding the reliability and stability of the electrical grid;
●	the change in an EV battery’s ability to hold a charge over time;
●	the availability and reliability of a national electric vehicle charging network or infrastructure;
●	availability of maintenance and repair services for EVs;
●	consumers’ perception about the convenience and cost of charging EVs;
●	increases in fuel efficiency of non-electric vehicles;
●	government regulations and economic incentives, including adverse changes in, or expiration of,
●	favorable tax incentives related to EVs, EV electrification or decarbonization generally;
●	relaxation of government mandates or quotas regarding the sale of EVs; and
●	concerns about the future viability of EV manufacturers.

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since EVs can be more expensive than traditional gasoline-powered vehicles, when the automotive industry globally has been experiencing a recent decline in sales. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for ConnectM’s products and services in particular.

Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Further, the automotive industry in general and EV manufacturing have experienced recent substantial supply chain interruptions due to COVID-19 and a worldwide semiconductor shortage adversely impacting the automotive industry in 2020 and 2021, resulting in reduced EV production schedules and sales. Volatility in demand or delays in EV production due to global supply chain constraints may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect ConnectM’s business, financial condition and operating results.

The electrification market is characterized by rapid technological changes often due to technical improvements, regulatory requirements and customer requirements, which requires ConnectM to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of its products and ConnectM’s financial results.

Continuing technological changes in battery and other electrification technologies could adversely affect adoption of current electrification technology and/or ConnectM’s products. ConnectM’s future success will depend upon its ability to develop and introduce a variety of new capabilities and innovations to its existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the electrification market. As new products are introduced, gross margins tend to decline in the near term and improve as the product becomes more mature with a more efficient manufacturing process.

As electrification technologies change or governmental regulations impose new requirements on electrification technology, ConnectM may need to upgrade or adapt its electrification technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery cell technology, or comply with new governmental regulations, which could involve substantial costs. Even if ConnectM is able to keep pace with changes in technology and develop new products and services, its research and development expenses could increase, its gross margins could be adversely affected in some periods and its prior products could become obsolete or non-compliant with governmental regulations more quickly than expected. ConnectM may also incur additional costs and expenses related to new product transitions such as adverse impacts due to supply chain failures to procure sufficient new product components, purchase price variances, or inventory obsolescence costs related to new product transitions, including as the result of any failure on the part of ConnectM to meet its own estimates and projections. ConnectM cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage ConnectM’s relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase ConnectM’s competitors’ products or services. Finally, new or changing state or federal regulations may result in delays related to the development of new products or modifications to existing products in order to come into compliance and any such delays may result in customer’s selecting alternative providers or result in delays related to ConnectM’s ability to install, sell or distribute its electrification technology.

If ConnectM is unable to devote adequate resources to develop products or cannot otherwise successfully develop products or services that meet customer and regulatory requirements on a timely basis or that remain competitive with technological alternatives, its products and services could lose market share, its revenue may decline, it may experience higher operating losses and its business and prospects may be adversely affected.

Certain statements ConnectM makes about estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

From time to time, ConnectM makes statements with estimates of the addressable market for ConnectM MEE solutions. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertainties associated with the ongoing COVID-19 pandemic, worldwide supply chain disruptions, macroeconomic effects of inflation and market and geopolitical volatility. The estimates and forecasts relating to the size and expected growth of the target MEE market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected MEE market opportunities are difficult to predict. The estimated addressable MEE market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ConnectM’s business could fail to grow at similar rates.

The MEE industry is an emerging market which is constantly evolving and may not develop at the size or the rate we expect.

The MEE industry is an emerging and constantly evolving market opportunity. We believe the MEE industry is still developing and maturing, and we cannot be certain that the market will grow to the size or at the rate we expect. For example, we have experienced increases in cancellations of our customer agreements in certain geographic markets during various periods in our operating history. Any future growth of the MEE market and the success of our MEE service offerings depend on many factors beyond our control, including recognition and acceptance of the MEE service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our MEE service offerings cost effectively. If the markets for MEE do not develop to the size or at the rate we expect, our business may be adversely affected.

MEE services have yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. If this support diminishes materially, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential MEE services depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts with third party finance companies, even if such contracts would generate immediate and long-term savings.

Furthermore, market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

We have historically benefited from declining costs in the solar industry, and our business and financial results may be harmed not only as a result of any increases in costs associated with our electrification service offerings but also any failure of these costs to continue to decline as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials have increased and may increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, supply chain disruptions, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

We face competition from traditional energy companies as well as solar and other renewable energy companies.

The MEE services industry is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the established utilities that supply energy to homeowners by traditional means. We compete with these utilities primarily based on price, predictability of price, and the ease by which homeowners can switch to electricity generated by our MEE Systems. If we cannot offer compelling value to customers based on these factors, then our business and revenue will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, utilities may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts.

Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than we can. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar and battery businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar and battery businesses. This is already commonplace for utility-scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar or storage, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

We face competition from other MEE service providers, and we also may face competition from new entrants into the market as a result of the passage of the Inflation Reduction Act of 2022 (the “IRA”) and its anticipated impacts and benefits to the MEE industry. Some of these competitors may have a higher degree of brand name recognition, differing business and pricing strategies, lower barriers to entry into the MEE market, and greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do.

In addition, we compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar service offerings in terms of both price and usage of solar energy technology. This may limit our ability to attract customers, particularly those who have an aesthetic or other objection to putting solar panels on their roofs.

Furthermore, we face competition from purely finance-driven nonintegrated competitors that subcontract out the installation of MEE systems, from installation businesses that seek financing from external parties, from large construction companies and from electrical and roofing companies. In addition, local installers that might otherwise be viewed as potential MEE partners may gain market share by being able to be the first providers in new local markets. Some of these competitors may provide MEE services at lower costs than we do.

As the MEE industry grows and evolves, we will continue to face existing competitors as well as new competitors who are not currently in the market (including those resulting from the consolidation of existing competitors) that achieve significant developments in alternative technologies or new products such as storage solutions, electrification products, loan products, or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business and prospects.

A material reduction in the retail price of traditional utility-generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

We believe that a significant number of our customers decide to buy MEE services because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed commercial and industrial solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 5% of its total addressable market in the U.S. commercial and industrial sector.

The customer’s decision to choose MEE services may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business.

The price of electricity from traditional utilities could decrease as a result of:

●	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;
●	relief of transmission constraints that enable local centers to generate less expensively;
●	reductions in the price of natural gas;
●	utility rate adjustment and customer cost reallocation;
●	energy conservation technologies and public initiatives to reduce electricity consumption;
●	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times;
●	development of new energy generation technologies that provide less expensive energy; or
●	low time of use rate for charging electric vehicles at night when grid loads are low.

A reduction in utility electricity prices would make the purchase or the lease of our MEE systems less economically attractive. If the retail price of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited.

The production and installation of electrification and decarbonization systems depends heavily on suitable meteorological and environmental conditions. If meteorological or environmental conditions are unexpectedly unfavorable, the electricity production and overall savings from our MEE services may be below consumer expectations, and our ability to timely deploy new MEE Systems may be adversely impacted.

The energy produced and savings generated by MEE Systems depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our MEE Systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hailstorms, tornadoes, fires, or earthquakes. Sustained unfavorable weather or environmental conditions also could unexpectedly delay the installation of our MEE Systems, leading to increased expenses and decreased revenue in the relevant periods. Extreme weather conditions, as well as the natural catastrophes that could result from such conditions, can severely impact our operations by delaying the installation of our MEE Systems, lowering sales, and causing a decrease in the savings from our MEE Systems due to smoke or haze. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our MEE Service offerings less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition, and results of operations.

Climate change may have long-term impacts on our business, our industry, and the global economy.

Climate change poses a systemic threat to the global economy and will continue to do so until our society transitions to renewable energy and decarbonizes. While our core business model seeks to accelerate this transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States have contributed to extreme weather, intense drought, and increased wildfire risks. These events have the potential to disrupt our business, our third-party suppliers, and our customers, and may cause us to incur additional operational costs. For instance, natural disasters and extreme weather events associated with climate change can impact our operations by delaying the installation of our systems, leading to increased expenses and decreased revenue and cash flows in the period. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical.

We seek to mitigate these climate-related risks not only through our core business model and sustainability initiatives, but also by working with organizations who are also focused on mitigating their own climate-related risks.

Risks related to ConnectM’s Technology, Intellectual Property and Infrastructure

ConnectM expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ConnectM.

ConnectM’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ConnectM plans to incur research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ConnectM continued to incur research and development expenses during the fiscal years ended December 31, 2024 and 2023, which are likely to grow in the future. Further, ConnectM’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

ConnectM may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive.

From time to time, the holders of intellectual property rights may assert their rights and urge ConnectM to enter into licenses, and/or may bring suits alleging infringement, misappropriation or other violation of such rights. There can be no assurance that ConnectM will be able to mitigate the risk of potential suits or other legal demands by competitors or other third-parties. Accordingly, ConnectM may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase ConnectM’s operating expenses. In addition, if ConnectM is determined to have or believes there is a high likelihood that it has infringed upon, misappropriated or otherwise violated a third-party’s intellectual property rights, it may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services it offers, to pay substantial damages and/or royalties, to redesign its products and services, and/or to establish and maintain alternative branding. In addition, to the extent that ConnectM’s customers and business partners become the subject of any allegation or claim regarding the infringement, misappropriation or other violation of intellectual property rights related to ConnectM’s products and services, ConnectM may be required to indemnify such customers and business partners. If ConnectM were required to take one or more such actions, its business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

ConnectM’s business may be adversely affected if it is unable to protect its technology and intellectual property from unauthorized use by third parties.

ConnectM’s success depends, at least in part, on ConnectM’s ability to obtain, maintain, enforce and protect its core technology and intellectual property. To accomplish this, ConnectM relies on, and plans to continue relying on, a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to retain ownership of, and protect, its technology. Despite ConnectM’s efforts to obtain, maintain, enforce and protect intellectual property rights, there can be no assurance that these steps will be available in all cases or will be adequate to prevent ConnectM’s competitors or other third-parties from copying, reverse engineering, or otherwise obtaining and using its technology or products or seeking court declarations that they do not infringe, misappropriate or otherwise violate its intellectual property. Failure to adequately protect its technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of ConnectM’s competitive advantage and a decrease in revenue which would adversely affect its business, prospects, financial condition and operating results.

The measures ConnectM takes to protect its technology intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	any patent applications ConnectM submits may not result in the issuance of patents;
●	the scope of issued patents may not be broad enough to protect its inventions and proprietary rights;
●	any issued patents may be challenged by competitors and/or invalidated by courts or governmental authorities;
●	ConnectM may not be the first inventor of the subject matter to which it has filed a particular patent application, and it may not be the first party to file such a patent application;
●	Patents have a finite term, and competitors and other third-parties may offer identical or similar products after the expiration of ConnectM’s patents that cover such products;
●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
●	current and future competitors may circumvent patents or independently develop similar trade secrets or works of authorship, such as software;
●	know-how and other proprietary information ConnectM purports to hold as a trade secret may not qualify as a trade secret under applicable laws;
●	ConnectM’s employees, contractors or business partners may breach their confidentiality, non-disclosure, and non-use obligations; and
●	proprietary designs and technology embodied in ConnectM’s products may be discoverable by third-parties through means that do not constitute violations of applicable laws.

Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of ConnectM’s intellectual property in foreign jurisdictions may be difficult or impossible. Therefore, ConnectM’s intellectual property rights may not be as strong or as easily enforced outside of the United States.

It is ConnectM’s policy to enter into confidentiality and invention assignment agreements with its employees and contractors that have developed material intellectual property for ConnectM, but these agreements may not be self-executing and may not otherwise adequately protect ConnectM’s intellectual property, particularly with respect to conflicts of ownership relating to work product generated by employees and contractors. Furthermore, ConnectM cannot be certain that these agreements will not be breached, and that third-parties will not gain access to its trade secrets, know-how and other proprietary technology. Third-parties may also independently develop the same or substantially similar proprietary technology. Monitoring unauthorized use of ConnectM’s intellectual property is difficult and costly, as are the steps ConnectM has taken or will take to prevent misappropriation.

To prevent unauthorized use of ConnectM’s intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violation of ConnectM’s intellectual property against third-parties. Any such action could result in significant costs and diversion of ConnectM’s resources and management’s attention, and there can be no assurance that ConnectM will be successful in any such action. Furthermore, many of ConnectM’s current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than ConnectM does. Accordingly, despite its efforts, ConnectM may not be able to prevent third-parties from infringing, misappropriating or otherwise violating its intellectual property. Any of the foregoing may adversely affect ConnectM’s revenues or results of operations.

ConnectM’s technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage its reputation with current or prospective customers, and/or expose it to product liability and other claims that could materially and adversely affect its business.

ConnectM may be subject to claims that MEE products have malfunctioned and persons were injured or purported to be injured. Any insurance that ConnectM carries may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. In addition, ConnectM’s customers could be subjected to claims as a result of such incidents and may bring legal claims against ConnectM to attempt to hold it liable. Any of these events could adversely affect ConnectM’s brand, relationships with customers, operating results or financial condition.

Across ConnectM’s product line, ConnectM develops equipment solutions based on preferred second source or common off-the-shelf vendors. However, due to its designs, ConnectM does rely on some single source vendors, the unavailability or failure of which can pose risks to supply chain or product shipping situations.

Furthermore, ConnectM’s software platform is complex, developed for over a decade by many developers, and includes a number of licensed third-party commercial and open-source software libraries. ConnectM’s software has contained defects and errors and may in the future contain undetected defects or errors. ConnectM is continuing to evolve the features and functionality of its platform through updates and enhancements, and as it does, it may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if ConnectM’s products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.

Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect ConnectM’s business and results of its operations:

●	expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
●	loss of existing or potential customers or partners;
●	interruptions or delays in sales;
●	delayed or lost revenue;
●	delay or failure to attain market acceptance;
●	delay in the development or release of new functionality or improvements;
●	negative publicity and reputational harm;
●	sales credits or refunds;
●	exposure of confidential or proprietary information;
●	diversion of development and customer service resources;
●	breach of warranty claims;
●	legal claims under applicable laws, rules and regulations; and

●	an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Although ConnectM has contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of its agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect it from claims by customers, resellers, business partners or other third-parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on ConnectM’s business, operating results and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.

Some of ConnectM’s products contain open-source software, which may pose particular risks to its proprietary software, products and services in a manner that could harm its business.

ConnectM uses open-source software in its products and anticipates using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and ConnectM may be subject to such terms. The terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on ConnectM’s ability to provide or distribute ConnectM’s products or services.

In addition, ConnectM relies on some open-source software and libraries issued under the General Public License (or similar “copyleft” licenses) for development of its products and may continue to rely on similar copyleft licenses. Third-parties may assert a copyright claim against ConnectM regarding its use of such software or libraries, which could lead to a limitation of ConnectM’s use of such software or libraries. Use of such software or libraries may also force ConnectM to provide third-parties, at no cost, the source code to its proprietary software, which may decrease revenue and lessen any competitive advantage ConnectM has due to the secrecy of its source code.

ConnectM could face claims from third-parties claiming ownership of, or demanding release of, the open-source software or derivative works that ConnectM developed using such software, which could include ConnectM’s proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require ConnectM to make its software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until ConnectM can re-engineer them to avoid infringement, which may be a costly and time-consuming process, and ConnectM be able to complete the re-engineering process successfully.

Additionally, the use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open-source software, and ConnectM cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, have an adverse effect on ConnectM’s business and results.

We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the use of these solutions if re-engineering cannot be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use our proprietary software. We cannot guarantee that we have incorporated or will incorporate open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could impair the use or functionality of ConnectM’s subscription services, harm its business and subject it to liability.

ConnectM currently serves customers from third-party data center facilities operated by Amazon Web Services (“AWS”) located in the United States. Any outage or failure of such data centers could negatively affect ConnectM’s product connectivity and performance. Furthermore, ConnectM depends on connectivity from its edge to its data centers through cellular service providers, such as AT&T. Any incident affecting a data center facility’s or a cellular service provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, or other natural disasters, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of ConnectM’s services.

Any damage to, or failure of, ConnectM’s systems, or those of its third-party providers, could interrupt or hinder the use or functionality of its services. Impairment of or interruptions in ConnectM’s services may reduce revenue, subject it to claims and litigation, cause customers to terminate their subscriptions, and adversely affect renewal rates and its ability to attract new customers. ConnectM’s business will also be harmed if customers and potential customers believe its products and services are unreliable.

Risks Related to Customers

ConnectM may be unable to leverage customer data in all geographic locations, and this limitation may impact research and development operations.

ConnectM relies on data collected through charging stations or its mobile application, including usage data and geolocation data. ConnectM uses this data in connection with the research, development and analysis of its technologies. ConnectM’s inability to obtain necessary rights to use this data or freely transfer this data out could result in delays or otherwise negatively impact ConnectM’s research and development efforts.

ConnectM’s ability to maintain customer satisfaction depends in part on the quality of ConnectM’s customer support. Failure to maintain high-quality customer support could adversely affect ConnectM’s reputation, business, results of operation, and financial condition.

ConnectM provides direct customer support and also relies on channel partners in order to provide frontline support to some of its customers, including with respect to commissioning, maintenance, component part replacements and repairs of charging stations. If ConnectM’s channel partners do not provide support to the satisfaction of ConnectM’s customers, ConnectM may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with its channel partners, which may increase ConnectM’s costs and expenses and adversely affect ConnectM’s gross margins. There can be no assurance that ConnectM will be able to hire sufficient support personnel as and when needed. To the extent that ConnectM is unsuccessful in hiring, training, and retaining adequate support personnel, its ability to provide high-quality and timely support to its customers will be negatively impacted and its customers’ satisfaction with its Cloud Services and MEE Systems could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that ConnectM does not maintain high-quality customer support, could adversely affect ConnectM’s reputation, business, results of operations, and financial condition, particularly with respect to its fleet customers.

ConnectM’s business will depend on customers renewing their services subscriptions. If customers do not continue to use its subscription offerings or if they fail to add more MEE Services, its business and operating results will be adversely affected.

In addition to selling solar and battery energy systems, ConnectM also depends on customers continuing to subscribe to its heat pump, controlled cooling and extended warranty coverages. Therefore, it is important that customers renew their subscriptions when the contract term expires and add additional decarbonization and energy efficiency services to their subscriptions. Customers may decide not to renew their subscriptions with a similar contract period, at the same prices or terms or with the same or a greater number of users, stations or level of functionality. Customer retention may decline or fluctuate as a result of a number of factors, including satisfaction with software and features, functionality of the charging stations, prices, features and pricing of competing products, reductions in spending levels, mergers and acquisitions involving customers and deteriorating general economic conditions.

If customers do not renew their subscriptions, if they renew on less favorable terms or if they fail to add products or services, ConnectM’s business and operating results will be adversely affected.

Changes in subscriptions or pricing models may not be reflected in near-term operating results.

ConnectM generally recognizes subscription revenue from customers ratably over the terms of their contracts. As a result, most of the subscription revenue reported in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on revenue for that quarter. However, such a decline will negatively affect revenue in future quarters. In addition, the severity and duration of events may not be predictable, and their effects could extend beyond a single quarter. Accordingly, the effect of significant downturns in sales and market acceptance of subscription services, and potential changes in pricing policies or rate of renewals, may not be fully apparent until future periods.

Risks Related to Finance, Tax and Accounting

Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect ConnectM’s business and future profitability.

ConnectM is a U.S. corporation and thus subject to U.S. corporate income tax. Moreover, the majority of ConnectM’s operations and customers are located in the United States, and as a result, ConnectM is subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on ConnectM’s business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to ConnectM.

For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), was signed into law making significant changes to the Code, and certain provisions of the Tax Act may adversely affect ConnectM. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The Tax Act could be subject to potential amendments and technical corrections and is subject to interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the legislation. In addition, the Tax Act may impact taxation in other jurisdictions, including with respect to state income taxes as state legislatures respond to the Tax Act. Additionally, other foreign governing bodies have and may enact changes to their tax laws in reaction to the Tax Act that could result in changes to ConnectM’s global tax position and materially adversely affect its business and future profitability.

As a result of ConnectM’s plans to expand operations, including to jurisdictions in which the tax laws may not be favorable, ConnectM’s tax rate may fluctuate, ConnectM’s tax obligations may become significantly more complex and subject to greater risk of examination by taxing authorities or ConnectM may be subject to future changes in tax law, the impacts of which could adversely affect ConnectM’s after-tax profitability and financial results.

Because ConnectM does not have a long history of operating at its present scale and it has significant expansion plans, ConnectM’s effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. generally accepted accounting principles (“GAAP”), changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect ConnectM’s future effective tax rates include but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) ConnectM’s operating results before taxes.

Additionally, ConnectM’s operations are subject to significant income, withholding and other tax obligations in the United States and may become subject to taxes in numerous additional state, local and non-U.S. jurisdictions with respect to its income, operations and subsidiaries related to those jurisdictions. ConnectM’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds (including refunds of value added taxes) and other benefits to reduce ConnectM’s tax liabilities, (b) changes in the valuation of ConnectM’s deferred tax assets and liabilities, (c) expected timing and amount of the release of any tax valuation allowances, (d) tax treatment of stock-based compensation, (e) changes in the relative amount of ConnectM’s earnings subject to tax in the various jurisdictions in which ConnectM operates or has subsidiaries, (f) the potential expansion of ConnectM’s business into or otherwise becoming subject to tax in additional jurisdictions, (g) changes to ConnectM’s existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of ConnectM’s intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions and (i) ConnectM’s ability to structure ConnectM’s operations in an efficient and competitive manner. Due to the complexity of multinational tax obligations and filings, ConnectM may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. Outcomes from these audits or examinations could have an adverse effect on ConnectM’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with ConnectM’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If ConnectM does not prevail in any such disagreements, its profitability may be affected.

ConnectM’s after-tax profitability and financial results may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. For example, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting recently entered into force among the jurisdictions that have ratified it, although the United States has not yet entered into this convention. These recent changes could negatively impact ConnectM’s taxation, especially as ConnectM expands its relationships and operations internationally.

The ability of ConnectM to utilize net operating loss and tax credit carryforwards is conditioned upon ConnectM attaining profitability and generating taxable income. ConnectM has incurred significant net losses since inception and it is anticipated that ConnectM will continue to incur significant losses. Additionally, ConnectM’s ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be limited.

ConnectM had approximately $35 million of U.S. federal net operating loss carryforwards available to reduce future taxable income as of December 31, 2024. U.S. Federal net operating losses occurring after December 31, 2017, of approximately $31 million may be carried forward indefinitely. The U.S. Federal net operating loss carryforwards begin to expire in 2026.

In addition, net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Future changes in ConnectM’s stock ownership, which are outside of ConnectM’s control, may trigger ownership changes. Similar provisions of state tax law may also apply to limit ConnectM’s use of accumulated state tax attributes. As a result, even if ConnectM earns net taxable income in the future, its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to ConnectM.

ConnectM’s reported financial results may be negatively impacted by changes in GAAP.

GAAP is subject to interpretation by the Financial Accounting Standards Board’s Accounting Standards Codification, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives. We may be adversely affected by changes in U.S. tax laws, and the expiration, elimination or reduction of these benefits could adversely impact our business.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. The Inflation Reduction Act (IRA) directs nearly $400 billion in federal funding to clean energy, with the goal of substantially lowering the U.S.’ carbon emissions by the end of this decade. The funds will be delivered through a mix of tax incentives, grants, and loan guarantees. Clean electricity and transmission command the biggest slice, followed by clean transportation, including EV incentives. Approximately $43 billion in IRA tax credits as consumer incentives, aim to lower emissions by making EVs, energy-efficient appliances, rooftop solar panels, geothermal heating, and home batteries more affordable. Starting in 2023, qualifying EVs will be eligible for a tax credit of up to $7,500 and $4,000 for new and used vehicles, respectively. The IRA extended the energy-efficient home improvement credit through 2032. There is also a tax credit for nonbusiness (residential) energy property expenditures which increases the rate of the credit to 30% and allows an annual $1,200 limitation of the credit amount in lieu of a lifetime limitation. The act also allows an annual $2,000 credit for geothermal heat pumps and biomass stoves and increases the credit for windows and doors. These policies are effective through 2032 and provide strong tail winds for decarbonization and electrification of residential homes in the U.S.

We may be required to record an impairment expense on our goodwill or intangible assets.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. During the year ended December 31, 2024, the Company recognized goodwill impairment of $1,568,309 and an impairment of our intangible assets of $835,319. Furthermore, during the year ended December 31, 2023, the Company recognized goodwill impairment of $157,103 and an impairment of our intangible assets of $24,750.

Risks Related to Legal Matters, Regulations, and Policy

Privacy concerns and laws, or other domestic or foreign regulations, may adversely affect ConnectM’s business.

ConnectM relies on data collected through charging stations or its mobile application, including usage data and geolocation data. ConnectM uses this data in connection with the research, development and analysis of its technologies. Accordingly, ConnectM may be subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern its collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of ConnectM’s employees, customers and other third-parties with whom ConnectM conducts business. National and local governments and agencies in the countries in which ConnectM operates and in which its customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding consumers and other individuals, which could impact its ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, storage, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The costs of compliance with, and other burdens imposed by, laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of ConnectM’s solutions, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties or liabilities for actual or alleged noncompliance, or slow the pace at which it closes sales transactions, any of which could harm its business. Moreover, if ConnectM or any of its employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage its reputation and brand.

Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure and transfer for ConnectM and its customers.

The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection and information security that are applicable to the businesses of customers may adversely affect ability and willingness to process, handle, store, use and transmit certain types of information, such as demographic and other personal information. If ConnectM or its customers are unable to transfer data between and among countries and regions in which it operates, it could decrease demand for its products and services or require it to modify or restrict some of its products or services.

In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that ConnectM will meet voluntary certifications or adhere to other standards established by them or third-parties. If ConnectM is unable to maintain these certifications or meet these standards, it could reduce demand for its solutions and adversely affect its business.

Failure to comply with anticorruption and anti-money laundering laws and similar laws associated with activities outside of the United States, could subject ConnectM to penalties and other adverse consequences.

ConnectM is subject to various employment-related laws in the jurisdictions in which its employees are based. It faces risks if it fails to comply with applicable U.S. federal or state wage laws, or wage laws applicable to its employees outside of the United States. Any violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on ConnectM’s reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

Failure to comply with laws relating to employment could subject ConnectM to penalties and other adverse consequences.

ConnectM is subject to various employment-related laws in the jurisdictions in which its employees are based. It faces risks if it fails to comply with applicable U.S. federal or state wage laws, or wage laws applicable to its employees outside of the United States. Any violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on ConnectM’s reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact ConnectM’s financial results or results of operations.

ConnectM and its operations, as well as those of ConnectM’s contractors, suppliers and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require ConnectM or others in ConnectM’s value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on ConnectM’s operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for ConnectM’s operations or on a timeline that meets ConnectM’s commercial obligations, it may adversely impact ConnectM’s business.

Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on ConnectM’s business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to hardware manufacturing, electronic waste or batteries, could cause additional expenditures, restrictions and delays in connection with ConnectM’s operations as well as other future projects, the extent of which cannot be predicted.

Further, ConnectM currently relies on third-parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is ConnectM’s or its contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. Additionally, ConnectM may not be able to secure contracts with third-parties to continue their key supply chain and disposal services for ConnectM’s business, which may result in increased costs for compliance with environmental laws and regulations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

We could be named as a defendant in legal proceedings that claim damages in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. From time to time, we may be a plaintiff in legal proceedings against customers in which we seek to recover payment of contractual amounts due to us, as well as claims for increased costs incurred by us. When appropriate, we establish estimated provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure, as well as any potential recovery from our insurance, if applicable. If, in the future, our assumptions and estimates related to such exposures prove to be inadequate or wrong, or our insurance coverage is insufficient, our business and results of operations could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business. Losses arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits.

Misconduct by our employees, subcontractors or partners or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, directors, executive officers, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, personal misconduct and failure to comply with safety standards, including regulatory, company or site-specific COVID-19 safety protocols, laws and regulations, customer requirements, environmental laws and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, lead to loss of the services of employees or members of management, damage our relationships with customers, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

We have subsidiary operations in three states and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in law, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.

Our eight locations are located in three states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

Past and future environmental, safety and health regulations could impose significant additional costs on us that could reduce our profits.

MEE systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone-depleting refrigerants used in MEE systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service MEE systems. Additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of our licenses or potentially debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. Additionally, industries in which our customers or potential customers operate may be affected by new or changing environmental, safety, health or other regulatory requirements, leading to decreased demand for our services and potentially impacting our business, financial condition, results of operations, cash flows and ability to grow.

Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents, damage to equipment and, with respect to indoor sites, an increased risk of COVID-19 outbreaks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to property or persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. Poor safety performance could also jeopardize our relationships with our customers, negatively impact employee morale and harm our reputation.

Changes in United States trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

As a result of policy changes or shifting proposals by the U.S. government, there may be greater restrictions and economic disincentives on international trade. For example, the U.S. government has pursued a new approach to trade policy, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. These tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. We, our suppliers and our customers import certain raw materials, components and other products from foreign suppliers. As such, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could have an adverse effect on our business, financial condition and results of operations.

Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.

We conduct business across the United States and file income taxes in various tax jurisdictions. Our effective tax rates could be affected by many factors, some of which are outside of our control, including changes in tax laws and regulations in the various tax jurisdictions in which we file income taxes. For instance, the Tax Cuts and Jobs Act was enacted into law in December 2017. While certain portions of the Tax Cuts and Jobs Act seem to have had a positive impact on the ConnectM’s results of operations, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. Furthermore, to the extent that certain of our customers are negatively affected by the Tax Cuts and Jobs Act and/or any uncertainty around its implementation or enforcement, they may reduce spending and defer, delay or cancel projects or contracts. Reduced government revenue resulting from changes to tax law may also lead to reduced government spending, which may negatively impact our government contracting business. It is also unknown if and to what extent various states will conform to the changes enacted by the Tax Cuts and Jobs Act.

Issues relating to tax audits or examinations and any related interest or penalties and uncertainty in obtaining deductions or credits claimed in various jurisdictions could also impact our effective tax rates. Our results of operations are reported based on our determination of the amount of taxes we owe in various tax jurisdictions. Significant judgment is required in determining our provision for income taxes and our determination of tax liability is always subject to review or examination by tax authorities in applicable tax jurisdictions. An adverse outcome of such a review of examination could adversely affect our operating results and financial condition. Further, the results of tax examinations and audits could have a negative impact on our financial results and cash flows where the results differ from the liabilities recorded in our financial statements.

Some of our customers may choose to size their systems to take advantage of net metering offered in their states, and changes to those policies may significantly reduce demand for our solar service offerings.

Per the Solar Energy Industries Association (SEIA), net metering, in its simplest terms, “is a billing mechanism that credits solar energy system owners for the electricity they add to the grid.” As of December 31, 2024, a substantial majority of states have adopted net metering policies. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

In Massachusetts, customers of a regulated electric company (Eversource, National Grid, or Unitil), may net meter. On August 11, 2022, Massachusetts Governor Charlie Baker signed H5060, An Act Driving Clean Energy and Offshore Wind, into law. This wide-sweeping climate legislation relaxes the net-metering cap for residential solar projects up to 25 kilowatts. Under this law, residential solar projects up to 25 kilowatts are eligible for the state’s net metering program, which is double the size of the previous limit.

With a net metering capability, our customers can sell their excess solar output to the grid on a mutually agreed plan. Because of the mismatch in the peak of solar production and peak load on the grid, the value of net metering will depend on the utility. Changes in state regulations for net metering could reduce the demand for our solar service offerings.

Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings, or energy bill management, to customers.

In addition, many utilities, their trade associations, and fossil fuel interests in the country, which have significantly greater economic, technical, operational, and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional MEE offerings we may introduce in the future.

Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our electrification and decarbonization solution offerings. For example, the New York Public Service Commission and the Illinois Power Agency have issued orders regulating distributed energy providers in certain ways as if they were energy service companies, which increases the regulatory compliance burden for us in such states. If we become subject to the same regulatory authorities as utilities in other states or if new regulatory bodies are established to oversee our business, our operating costs could materially increase.

Interconnection limits or circuit-level caps imposed by regulators may significantly reduce MEE customers’ ability to sell electricity from our solar service offerings in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.

Interconnection rules establish the circumstances in which rooftop solar will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid.

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Interconnection limits could slow our future installations in various markets, harming our growth rate. These regulations may hamper our ability to sell our MEE Solutions in certain markets and increase our costs, adversely affecting our business, operating results, financial condition, and prospects.

Risks Relating to Projections

We may not successfully implement our business model.

Our business model is predicated on our ability to provide MEE technology, systems, and services at a profit, and through organic growth, geographic expansion, and strategic acquisitions. We intend to continue to operate as we have previously with sourcing and marketing methods that we have used successfully in the past. However, we cannot assure that our methods will continue to attract new customers in the very competitive home electrification and solar systems marketplaces. In the event our customers resist paying the prices projected in our business plan to purchase home electrification capabilities and solar installations, our business, financial condition, and results of operations will be materially and adversely affected.

ConnectM’s projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the U.S. As a result, ConnectM’s projected revenues, market share, expenses and profitability may differ materially from our expectations.

ConnectM operates in a rapidly evolving and highly competitive industry and our projections are subject to the risks and assumptions made by management with respect to this industry. Operating results are difficult to forecast because they generally depend on our assessment of factors that are inherently beyond our control and impossible to predict with certainty, such as the timing of adoption of future legislation and regulations by different states. Furthermore, if we invest in the development of new products or distribution channels that do not achieve commercial success, whether because of competition or otherwise, we may not recover the often material “up front” costs of developing and marketing those products and distribution channels or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.

Additionally, our business may be affected by reductions in consumer spending as a result of numerous factors, which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt timely measures to compensate for any shortcomings in revenue and/or operating profitability. This inability could cause our operating results in a given period to be higher or lower than budgeted.

Concentration of ownership among existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of the date of this report, our directors, executive officers and their affiliates as a group will beneficially own approximately 24.5% of the outstanding common stock (without giving effect to exercise of the warrants). As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Risks Related to Ownership of our common stock.

ConnectM’s financial forecasts may not prove accurate.

In connection with the Business Combination, certain forecasted financial information for ConnectM was provided to the Board, which was internally prepared and provided by ConnectM, and adjusted by ConnectM and MCAC management and their representatives to take into consideration the consummation of the transactions contemplated by the Merger Agreement, as well as certain adjustments that were appropriate in their judgment and experience. The forecasts were based on numerous variables and assumptions known to ConnectM and MCAC at the time of preparation. Such variables and assumptions are inherently uncertain and many are beyond the control of ConnectM or MCAC. Important factors that may affect actual results and cause the forecasts to not be achieved include, but are not limited to, risks and uncertainties relating to the businesses of ConnectM (including its ability to achieve strategic goals, objectives and targets over applicable periods), industry performance, the competitive environment, changes in technology and general business and economic conditions. Various assumptions underlying the forecasts may prove to not have been, or may no longer be, accurate. The forecasts may not be realized, and actual results may be significantly higher or lower than projected in the forecasts. The forecasts also reflect assumptions as to certain business strategies or plans that are subject to change. As a result, the inclusion of such forecasts in this report should not be relied on as “guidance” or otherwise predictive of actual future events, and actual results may differ materially from the forecasts.

Our ability to be successful will be dependent upon the efforts of certain key personnel. The loss of key personnel could negatively impact the operations and profitability of our post-combination business and its financial condition could suffer as a result.

Our ability to be successful is dependent upon the efforts of our key personnel. Although some key personnel may remain with the post- combination business in senior management or advisory positions following the business combination, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our post-combination business.

ConnectM’s success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of ConnectM’s officers could have a material adverse effect on ConnectM’s business, financial condition, or operating results.

There is no guarantee that an active and liquid public market for shares of our common stock will develop.

A liquid trading market for our common stock may never develop or, if developed, may not be maintained.

In the absence of a liquid public trading market:

●	you may not be able to liquidate your investment in shares of the ConnectM common stock;
●	you may not be able to resell your shares of ConnectM common stock at or above the price attributed to them in the business combination;
●	the market price of shares of the ConnectM common stock may experience significant price volatility; and
●	there may be less efficiency in carrying out your purchase and sale orders.

Risks Related to Having Become a Public Company

ConnectM incurs significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

ConnectM’s faces increased legal, accounting, administrative and other costs and expenses as a public company that it did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require it to carry out activities ConnectM has not done previously and additional expenses associated with SEC reporting requirements will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, ConnectM may be subject to additional costs and expenses to come into compliance (see also “Financial, Tax and

Accounting-Related Risks - Risks Related to Finance, Tax and Accounting - ConnectM has identified material weaknesses in its internal control over financial reporting. If ConnectM identifies a material weakness in the future or otherwise fails to maintain an effective internal control over financial reporting, this may result in material misstatements of ConnectM’s consolidated financial statements or cause ConnectM to fail to meet its periodic reporting obligations,” for more detail). ConnectM could incur additional costs to rectify these new issues, and the existence of these issues could adversely affect its reputation or investor perceptions. In addition, as a public company, ConnectM maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Advocacy efforts by stockholders and third-parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Volatility in and disruption to the global economic environment, including the impact of an economic recession, trade protectionism and tariffs, and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition.

Geopolitical risks, supply chain, labor and energy constraints and inflation have caused and may continue to cause volatility in and disruption to the global economic environment. Future changes in the regulatory and business environments in which we operate, including increased geopolitical risks, trade protectionism and tariffs, may adversely affect our ability to sell our products or source materials needed to manufacture our products.

Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

We are subject to cybersecurity risks to operational systems, security systems, or infrastructure owned by us or third-party vendors or suppliers.

We are at risk for interruptions, outages, and compromises to the confidentiality, integrity or availability of: (i) operational systems, including information technology, business, financial, accounting, product development, data processing, or manufacturing processes, owned by us or our third-party vendors or suppliers; (ii) facility security systems, owned by us or our third-party vendors, customers or suppliers; and/or (iii) vehicle propulsion control modules or other in-product technology, owned by us, our customers or our third-party vendors or suppliers. Such cyber incidents could materially disrupt operational systems (for example, through the deployment of ransomware); result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of employees, customers, suppliers, or others; jeopardize the security of our facilities; and/or affect the performance of vehicle propulsion control modules or other in-product technology. A cyber incident could be caused by malicious insiders or by third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception, such as social engineering and phishing, or due to human or technological error, such as misconfigurations, “bugs,” or vulnerabilities in software or hardware used by us or others.

The techniques used by threat actors change frequently and may be difficult to detect for long periods of time. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly using tools – including artificial intelligence – to evade detection and even remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future cyberattacks or other incidents, or to avoid a materially adverse impact to our systems, information or business. In addition, remote or hybrid working arrangements at our Company, our customers and many third-party providers increase cybersecurity risks due to the challenges associated with managing remote computing assets and the nature of security vulnerabilities that are present in many non-corporate and home networks.

A significant cyber incident could impact our production capability, harm our reputation and business relationships, impact our competitive position (including compromising our intellectual property assets), and subject us to regulatory actions or litigation and fines and/or penalties, including pursuant to evolving global privacy and security regulations and laws, as well as significant investigative, restoration or remediation costs and/or increased compliance costs. Any of the foregoing could materially affect our business, results of operations and financial condition. There is no guarantee that our measures to prevent, detect and mitigate these threats, including employee and key third-party partner education, monitoring of networks and systems, and maintenance of backup and protective systems, will be successful in preventing or mitigating a cyber-incident.

In addition, in many jurisdictions, we are subject to privacy and data protection laws and regulations. These laws and regulations are changing rapidly and becoming increasingly complex. The interpretation and application of data protection laws in the U.S., Europe, and elsewhere are uncertain, evolving and may be inconsistent across jurisdictions. Our failure to comply with these laws and regulations could result in legal liability, significant regulator penalties and fines, or impair our reputation in the marketplace.

We operate in an intensely competitive business environment. We may not be as successful as our competitors incorporating artificial intelligence (“AI”) into our business or adapting to a rapidly changing marketplace.

Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI. These competitive advantages may enable our competition to innovate better and more quickly, to compete more effectively on quality and price, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services on offer may affect our customers’ expectations, requirements, or tastes in ways we cannot adequately anticipate or adapt to, causing our business to lose sales, market share, or the ability to operate profitably and sustainably.

Item 1B. Unresolved Staﬀ Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting its business and operations. As a developer of modern energy economy technology systems and services, the Company faces various security threats, including cybersecurity threats, to gain unauthorized access to its sensitive information or to render its information or systems unusable, and threats to the security of its facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing and other facilities, and pipelines. This risk may be heightened as a result of an increased remote working environment, similar to the one created by the COVID-19 outbreak in 2020. The potential for such security threats subjects its operations to increased risks that could have a material adverse effect on its business, financial condition, results of operations and cash flows.

As the Company implements various procedures and controls to monitor and mitigate such security threats and to increase security for its information, systems, facilities and infrastructure it may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to its business and operations, as well as data corruption, communication interruptions or other disruptions to its operations, which, in turn, could have a material adverse effect on its business, financial position, results of operations and cash flows.

Item 2. Properties.

Our corporate headquarters is located in Marlborough, Massachusetts where we lease approximately 2,396 square feet under a lease that expires in June 30, 2025. We also have offices in Gloucester, Massachusetts; New Bedford, Massachusetts; Stuart, Florida; Manassas, Virginia; Hyannis, Massachusetts; and Bangalore, India. We have one owned real property and 10 leased real properties. We believe that our existing facilities are adequate to meet the current needs of our essential workforce (including that, during the COVID-19 pandemic, we onboarded a number of fully remote employees) and that if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms..

Item 3. Legal Proceedings.

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. We recognize provisions for legal proceedings in our financial statements, in accordance with accounting rules, when we are advised by independent outside counsel that (i) it is probable that an outflow of resources will be required to settle the obligation and (ii) a reliable estimate can be made of the amount of the obligation. The assessment of the likelihood of loss includes analysis by outside counsel of available evidence, the hierarchy of laws, available case law, recent court rulings and their relevance in the legal system. Our provisions for probable losses arising from these matters are estimated and periodically adjusted by management. In making these adjustments our management relies on the opinions of our external legal advisors. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition, except as described below.

On February 26, 2024, Robert Zrallack and RJZ Holdings LLC (the “Plaintiffs”) filed suit against Aurai LLC (“Aurai”), ConnectM Florida RE LLC (“ConnectM Florida RE”), and Florida Solar Products, Inc. (“Florida Solar”), each a wholly owned subsidiary of ConnectM, in the circuit court for the 19th judicial circuit (St. Lucie County, Florida). In this suit, the Plaintiffs allege various contract claims arising out of a transaction under which Aurai acquired Florida Solar from Mr. Zrallack in 2022 and ConnectM Florida RE acquired certain real estate from RJZ Holdings LLC in 2022 from which Florida Solar operates.

Specifically, the Plaintiffs allege breach of the stock purchase agreement and certain promissory notes in connection with the purchase of Florida Solar and the related real estate, as well as breach of a services agreement with Mr. Zrallack.

ConnectM believes the Plaintiffs’ claims have no merit and plans to assert counterclaims against the Plaintiffs in connection with the underlying transactions. ConnectM is defending itself in this matter.

Regardless of the final outcome, defending lawsuits, claims, government investigations, and proceedings in which ConnectM is involved is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently listed on OTC Market under the symbol “CNTM.” The Company intends to list the warrants to purchase shares of Common Stock with an exercise price of $11.50 per share (the “Public Warrants”) on the OTC Market.

Holders of Record

As of August 1, 2025, there were 2,302 holders of record of our Common Stock and 10 holders of record of our Public Warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our Public Warrants is greater than the number of record holders and includes holders of our Common Stock or Public Warrants whose shares of Common Stock or Public Warrants are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid a cash dividend on our common stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board and subject to any restrictions that may be imposed by our lenders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to securities that may be issued under our equity compensation plans:

Number of
Securities
Remaining
Available for
	Number of	Weighted	Future Issuance
	Securities to be	Average	Under Equity
	Issued upon	Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in the
Plan Category	Rights	Rights	First Column)
Equity incentive plans approved by security holders	—	$—	—
Equity incentive plans not approved by security holders	—	—	—
Total	—	$—	—

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Between January 1, 2025 and the date of this filing, the Company issued an aggregate of 42,537,784 shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”). These issuances included: (i) shares issued to certain directors, officers, advisors, and employees of the Company as equity compensation for services rendered; (ii) shares issued to debtholders in connection with debt-to-equity exchanges, whereby outstanding obligations were converted into common stock; (iii) shares issued as consideration for an acquisition completed during the period; and (iv) shares issued pursuant to common stock subscription agreements.

The unregistered shares details 2,207,222 unregistered shares were issued to BOD/Employees/Advisors/Vendors, 3,658,333 unregistered shares were issued for common stock subscriptions, 15,290,930 unregistered shares were issued towards debt-to-equity and convertible-note-exchange conversions, 2,737,168 unregistered shares related to share reset issuances, and 4.9 million unregistered shares issued for ATS/SES Acquisition. There were 13,744,131 shares issued that were exempt from registration under Section 3(a)(10) of the Securities Act.

The issuances to directors, officers, advisors, and employees were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder, as transactions not involving a public offering and/or under compensatory benefit plans and contracts relating to compensation.

The issuances to debtholders were made pursuant to the exemption from registration under Section 4(a)(2) as transaction not involving a public offering, Section 3(a)(9) and/or Section 3(a)(10) of the Securities Act, as exchanges with existing security holders or transactions approved by a court or authorized governmental entity, without payment of any commission or other remuneration.

The shares issued in connection with the acquisition were made pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D, as private placements to accredited investors.

The shares issued pursuant to common stock subscription agreements were issued in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D, as private placements without general solicitation or advertising, to accredited investors.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. Dollar amounts in this discussion are expressed in whole-dollars, except as otherwise noted. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Form 10-K, particularly in Part I, Item 1A, Risk Factors. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.

Executive Overview

ConnectM is a Delaware corporation headquartered in Marlborough, Massachusetts. On July 12, 2024 (the “Closing Date”), Monterey Capital Acquisition Corporation (“MCAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectM Technology Solutions, Inc. (“Legacy ConnectM”) in which MCAC acquired all of the issued and outstanding shares of common stock from Legacy ConnectM shareholders (the “Business Combination”) in exchange for 14,500,000 shares of MCAC’s common stock. On the Closing Date, MCAC changed its name to ConnectM Technology Solutions, Inc (“ConnectM”) and we became a publicly listed company.

ConnectM is a constellation of companies connecting and powering next generation equipment, mobility and distributed energy—thus enabling a faster, smarter transition to a modern energy economy. We deliver an advanced, proprietary Energy Intelligence Network (EIN) platform designed to empower residential and commercial service providers and original equipment manufacturers, to optimize energy efficiency, enhance operational performance, and support sustainable innovation. Leveraging technology, data, artificial intelligence, and behavioral economics, ConnectM aims to lower energy costs and reduce carbon emissions globally. Our Service Provider-facing technology platform encompasses marketing to life cycle management, customer care to claims processing, finance to rebates/incentives. Our architecture combines artificial intelligence with human expertise, continuously learning from the data it generates. This enables us to refine and improve our technology solutions for B2B customers while maximizing customer lifetime value. In addition to digitizing electrification end-to-end, we also transform the underlying business model to minimize customer churn while maximizing trust and improving environmental impact.

Our OEM-facing technology platform provides essential hardware and software services for EV fleet management and battery diagnostics—helping to capture data, synthesize that data, and in turn monetizing that data on behalf of our enterprise customers. By empowering OEMs and mobility companies with connected operations, our portfolio companies directly contribute to their continued explosive growth.

We believe that our cocktail of enhanced user experience, aligned values, and competitive cost enjoys broad appeal. End user electrification consumption has grown over time to encompass higher value products such as heat pumps, highly efficient air conditioners, solar roof, battery storage, electric vehicles and weatherization. These progressions can generate increases in customer lifetime value. We anticipate sustained growth through predictable, recurring revenue streams and automation that reduces costs while meeting our B2B customer needs. Our data-driven architecture further enhances precision in pricing and implementing electrification solutions, creating additional value for our customers.

We derive revenue through the sale of hardware, software, and services across four different business segments: our Owned Service Network, Managed Solutions, Transportation, and Logistics. The key elements of our products and services are discussed in Part I, Item 1. “Business – Our Products and Services.” Our expenses consist primarily of payroll and benefit costs, facility costs, leasehold improvement amortization, utility costs, repair and maintenance, advertising, insurance, equipment depreciation and professional fees.

Recent Developments

On January 28, 2025, the Company entered into a settlement and stipulation agreement (the “Settlement Agreement”) with Last Horizon, LLC (“Last Horizon”), pursuant to which the Company agreed to issue shares of the Company’s common stock to Last Horizon in exchange for the settlement of an aggregate $8,908,000 (the “Claim”) to resolve outstanding overdue liabilities with one of our lenders and certain of our vendors. The Company has issued 13,744,131 shares of the Company’s common stock to Last Horizon as Settlement Shares between January 28, 2025 and the date Form 10-K was issued. The issuance of common stock to Last Horizon pursuant to the terms of the Settlement Agreement is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims.

On March 26, 2025, we were awarded our first Home and Building Electrification (HBE) project in India through a strategic partnership with Zenith Energy Services Pvt. Ltd.

During the quarter ended March 31, 2025, 2,737,168 shares of our common stock were issued in connection with the share reset derivative liabilities.

During the three months ended March 31, 2025, the Company entered into twelve convertible note agreements in exchange for aggregate gross proceeds of $2,530,000 to eleven lenders (the “Q1 2025 Convertible Notes”). The Q1 2025 Convertible Notes bear interest at a rate of 20.0% per annum. The Q1 2025 Convertible Notes have maturity dates that range from 40-days to one year from the convertible note issuance date, optional conversion period that ranges from thirty to ninety days, and a conversion price that ranges from $1.00 to $1.15. The Company entered into convertible note agreements with two related-party investors holding beneficial ownership interests exceeding 5.0% of the Company's common stock. The aggregate principal amount of these convertible notes was $500,000.

On April 2, 2025, the forward purchase agreement with Meteora was terminated. There were 1,618,948 shares of our common stock held by Meteora which were deemed free and clear of obligations and $500,000 termination payment owed to us from Meteora.

On April 11, 2025, the Company held a special meeting of shareholders. The shareholders voted to approve a reverse stock split and issuance of up to 25,000,000 shares via a standby equity purchase agreement. The terms of the reverse stock split are not yet finalized as of the date of this filing.

In April 2025, we acquired all of the issued and outstanding equity securities of Air Temp Service Co, Inc. ("Air Temp") and Solar Energy Systems of Brevard, Inc ("SES") in exchange for the issuance of 4,900,000 shares of our common stock with a fair value of $3,200,000, as determined using the closing share price on the date of issuance in May 2025. Air Temp Services is considered a related party due to its ownership by SriSid LLC and Arumilli LLC, which are related parties to the Company. The Company had a Managed Services Agreement in place with Air Temp during the reporting period.

On May 5, 2025, the Company's board of directors designated 100,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Stock") and 100,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $0.0001 per share (the "Series B Stock"). The Series A Stock and the Series B Stock have an initial stated value of $100.00 per share, subject to adjustment in the event of a stock split, combination or other similar recapitalization. Further terms are detailed in the Subsequent Events section.

On May 6, 2025, the Company received a determination letter (the "Delisting Notification") from the Nasdaq Hearings Advisor stating that the Panel has determined to delist the Company's common stock, par value $0.0001 per share from the Nasdaq Capital Market, and Nasdaq suspended the trading of the Company's Common Stock on May 7, 2025 because the Company has not demonstrated compliance with the MVLS Rule, nor does it meet any of the alternative requirements under Nasdaq Listing Rule 5550 (b) and has failed to demonstrate that additional time to regain compliance is appropriate.

On May 15, 2025, the Company completed its acquisition of Cambridge Energy Resources Ltd. ("CER"), a privately held India - based Energy - Management - as - a - Service provider, following receipt of all necessary regulatory approvals. Under the terms of the transaction, ConnectM paid INR 120 million (approximately $1.4 million). CER brings an established operating presence in India's rooftop solar and telecommunication energy - management sectors, complementing the Company's Owned Service Network segment and Energy Intelligence Network. Management expects the integration of CER to accelerate strategic growth across distributed energy and telecom infrastructure markets in India. With the acquisition, the Company projects India - based operations to expand from approximately 5% to 15% of global revenue (approximately $10 million annualized) over the next twelve months.

During April 2025 and May 2025, the Company entered into twenty five note exchange agreements with twelve of its lenders under which sixteen secured promissory notes totaling $4,435,000, nine convertible notes totaling $1,840,000, and accrued interest and fees totaling $1,189,939 were exchanged for 15,290,930 shares of the Company's common stock with a fair value of $8,224,386, as determined on the issuance date using the reported closing share price. Certain of these note exchanges involved related parties, including Arumilli LLC, SriSid LLC, Win - Light Global Co. Ltd., and W4 Partners LLC.

The Company entered into six promissory note agreements in exchange for aggregate gross proceeds of $735,000 during April 2025 and May 2025. Each of the notes bears interest at a rate of 20.0% per annum and matures 180 days from its respective issuance date. Five of the promissory notes were held by W4 Partners LLC, a related party due to its equity ownership in the Company.

During May 2025, we amended three of our business loan and security agreements, extending the maturity dates through November 2026 and December 2026 and reducing monthly payments from approximately $23,000 to $8,000.

During May 2025 and June 2025, we issued 485,000 shares of our common stock to certain advisers with a fair value of approximately $108,000, as determined on the issuance date using the reported closing share price.

During May 2025 and June 2025, we issued 1,622,222 shares of our common stock to its directors and employees as consideration for past services performed with a fair value of approximately $372,000, as determined on the issuance date using the reported closing share price.

During May 2025 and June 2025, we sold 3,658,333 shares of our common stock for gross proceeds of approximately $805,000 with a fair value of approximately $948,000, as determined on the issuance date using the reported closing share price.

The Company entered into six convertible note agreements in exchange for aggregate gross proceeds of $1,026,000 to six lenders during April 2025, May 2025, and June 2025 (the "Q2 2025 Convertible Notes"). The Q2 2025 Convertible Notes bear interest at a rate of 20.0% per annum. Five of the Q2 2025 Convertible Notes have maturity dates that range from 40 - days to one year, optional conversion periods that range from thirty to 180 days, and conversion prices that either range from $0.60 to $1.15 or is convertible at a conversion price equal to the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company's common stock the three trading day period immediately preceding the measurement date. One of the Q2 Convertible Notes bears interest at a rate of 20.0% per annum, matures 210 days from the agreement date, and is convertible any time before the maturity date at the option of the holder into shares of the Company's common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company's common stock the three trading day period immediately preceding the measurement date.

During July 2025, the Company entered into a convertible note agreement in exchange for aggregate gross proceeds of $500,000 to a lender (the "Q3 2025 Convertible Note"). The Q3 2025 Convertible Note bears interest at a rate of 20.0% per annum and matures 210 days from the agreement date. The Q3 2025 Convertible Note is convertible any time before the maturity date at the option of the holder into shares of the Company's common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company's common stock the three trading day period immediately preceding the measurement date.. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price.

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note or made timely SEC filings and is therefore in default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of December 31, 2024, the minimum cash balance required was approximately $833,000.

Comparability of Financial Information

Our historical operations and consolidated balance sheets may not be comparable to our operations and balance sheets as a result of the Business Combination and becoming a public company.

Business Combination and Public Company Costs

On July 12, 2024, we consummated the merger contemplated by the Merger Agreement with Legacy ConnectM surviving the merger as a wholly owned subsidiary of MCAC.

Immediately prior to the closing of the Business Combination,

●	each outstanding share of Legacy ConnectM preferred stock was converted into Legacy ConnectM common stock based on a one-to-one ratio. The Business Combination is accounted for with a retrospective application of the Business Combination that results in 2,427,791 shares of preferred stock converting into the same number of shares of Legacy ConnectM common stock

●	convertible note payable totaling $2,250,000 were converted into shares of Legacy ConnectM common stock at $7.00 per share, resulting in the issuance of 321,428 shares of Legacy ConnectM common stock.

Upon consummation of the Business Combination, each share of Legacy ConnectM stock issued and outstanding was cancelled and converted into the right to receive 3.3214 shares of the Company’s common stock.

Upon the closing of the Business Combination, MCAC’s certificate of incorporation was amended and restated to, among other things, set the total number of authorized shares of capital to 110,000,000 shares, of which 100,000,000 were designated as common stock, $0.0001 par value per share, and of which 10,000,000 shares were designated as preferred stock, $0.0001 par value per share.

Legacy ConnectM was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The determination was primarily based on Legacy ConnectM’s shareholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy ConnectM’s ability to exert control over the majority of the board of directors of the combined company, Legacy ConnectM’s ability to maintain control of the board of directors on a go-forward basis, Legacy ConnectM’s senior management comprising the senior management of the combined company; and Legacy ConnectM’s operations prior to the Business Combination comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy ConnectM issuing stock for the net assets of MCAC, accompanied by a recapitalization. The net assets of MCAC were stated at fair value, with no goodwill or other intangible assets recorded.

As a result of the Business Combination, we became a publicly traded company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance and legal fees.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed in Item 1A “Risk Factors”.

We expect to derive future revenue from (i) our existing high margin recurring revenue products, (ii) our expanded service offerings leveraging our existing customer and developer networks, (iii) expanding our existing software capabilities through development of additional software tools that are capable of analyzing prospective customer properties to assist in identifying attractive opportunities for us and our customers, and (iv) an expanded customer base through client referrals and our customized, relationship-focused sales process.

Reportable Segments

Our reportable operating segments include:

●	Owned Service Network focuses on the decarbonization of homes and businesses by providing installation and maintenance services to residential and light commercial customers for heat and cooling solutions and advanced solar solutions. The installed equipment is connected to the Company’s AI-driven energy intelligence platform to ensure peak performance and efficiency of the equipment as well as allow the Company to remotely monitor maintenance needs.
●	Managed Solutions provides a selection of servicing offerings that customers can select that include human resources management, procurement services, omnichannel marketing and lead generation as well as access to short-term working capital loans.
●	Logistics focuses on the facilitation of business-to-business transportation of heavy goods using the Company’s last mile delivery software.
●	Transportation focuses on the management of connected operations using the Company’s IIoT platform to remotely monitor the performance of equipment for original equipment manufacturers (“OEMs”).

Key Components of Our Results of Operations

Revenue

Our revenue is derived from customer contracts and consists of equipment and product sales, installation of equipment, service agreements associated with equipment sold to customers, provision of managed services, and delivery services. We fulfill obligations and recognize revenue under a contract with a customer by transferring products and services in exchange for consideration from the customer. Payments received or consideration billed in advance are recorded as deferred revenue. For projects expected to be completed within one-year, we have elected to recognize revenue in the amount billable to the end-consumer.

Under our contracts in the managed solutions segment, working capital adjustments may be processed quarterly, if year-to-date costs incurred by the customer exceed the percentage of the customer’s revenue and are recorded as a reduction of selling, general and administrative expenses as it represents the customer’s reimbursement of costs incurred by us.

We exclude from revenue the taxes collected from customers and remitted to government authorities related to sales of our inventory. Shipping and handling costs that are billed to customers are included in net sales.

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

We expect our selling, general and administrative expenses to increase for the foreseeable future as it scales headcount with the growth of its business, and because of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, increased insurance expenses, investor relations activities, and other administrative and professional services.

Other Expense, net

Other income (expense), net consists primarily of interest expense incurred on our debt obligations, remeasurement gains or losses associated with the change in the fair value on our convertible notes payable and forward purchase agreement derivative liabilities, gains and losses on the extinguishment of liabilities, a gain on the modification of our forward purchase agreement and other miscellaneous income or expenses incurred throughout the period.

Results of Operations

The following table summarizes our financial results for the period indicated:

	Years Ended December 31,		Change
	2024	2023	$	%
Revenues	$22,652,885	$19,972,239	$2,680,646	13.4%
Costs and expenses:
Cost of revenues	16,706,177	14,934,962	1,771,215	11.9%
Selling, general and administrative expenses	15,145,429	12,320,295	2,825,134	22.9%
Loss on impairment	2,403,628	181,853	2,221,775	1,221.7%
Total Cost and Expenses	34,255,234	27,437,110	6,818,124	24.9%
Loss from operations	(11,602,349)	(7,464,871)	(4,137,478)	55.4%
Total other expense, net	(10,905,859)	(1,733,983)	(9,171,876)	528.9%
Net loss	$(22,508,208)	$(9,198,854)	$(13,309,354)	144.7%

Revenues

Revenue increased $2,680,646, or 13.4%, to $22,652,885 for the year ended December 31, 2024 from approximately $19,972,000 for the year ended December 31, 2023. This increase was primarily driven primarily by the Company’s new managed solutions offering, which yielded an increase in revenues of $ 3,812,088 for the year ended December 31, 2024, and increases in the Company’s transportation segment with an increase to revenue of $4,307,602 for the year ended December 31, 2024. This increase was primarily offset by declines in the Company’s owned service network segment of $6,207,326. These decreases in the electrification and decarbonization segments were mostly driven by inclement weather during the year ended December 31, 2024, which caused a decline in solar installations during this period.

Costs and Expenses

Cost of Revenues increased approximately $1,771,000, or 11.9%, to $16,706,177 for the year ended December 31, 2024 from approximately $14,935,000. This increase was primarily driven by an increase in our managed solutions offering segments $4,002,916, which increased along with the revenues for this segment, as described above, and higher material costs for the year ended December 31, 2024. This increase was primarily offset by the Company’s owned service network segments and transportation segments, which yielded a decrease in cost of revenues for the year ended December 31, 2024 of $5,520,576 and $158,565, respectively.

Selling, general and administrative expenses increased approximately $2,825,134, or 22.9% to $15,145,429 for the year ended December 31, 2024 from approximately $12,320,000 for the year ended December 31, 2023. The increase was primarily due to the Company incurring approximately $2,859,000 of onetime costs associated with its initial public offering for the year ended December 31, 2024.

Loss on impairment increased approximately $2,222,000, or 1,221.7%, to $2,403,628 for the year ended December 31, 2024 from approximately $182,000 for the year ended December 31, 2023. The increase was due to the Company recording impairment losses during the year ended December 31, 2024 attributed to recurring losses for two consecutive years at two subsidiaries and significantly declining sales at one of those subsidiaries.

Other Income (Expense)

Interest expense increased $1,282,694 to $2,714,048 for year ended December 31, 2024 from $1,431,354 for the year ended December 31, 2023. This increase was primarily driven by the issuance of the Company’s secured promissory notes and convertible notes throughout the years ended December 31, 2024 and 2023.

During the year ended December 31, 2024, we amended certain of our debt agreements and concluded that the amended terms of the agreements were substantially different from the terms of the initial agreements. As a result of this determination, we accounted for this amendment as extinguishments of the previous debt facility and recognized a loss of extinguishment of debt of $1,645,443. We also recognized expenses attributable to the changes in fair value of our forward purchase agreement of $8,  254,390 and a change in the fair value of convertible notes of $1,707,747.

During the year ended December 31, 2024, we recognized a gain on extinguishment of certain of our debt agreements of $2,257,638 and a gain on our forward purchase agreement modification of $1,572,236 related to the conversion of the convertible notes in connection with the transaction with MCAC and further the new convertible notes.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2024, the Company had cash of approximately $2,408,000. The Company had a working capital deficit of approximately $26,247,000 at December 31, 2024 and incurred a net loss and generated negative cash flow from operating activities of approximately $22,508,000 and $5,959,000, respectively, for the year ended December 31, 2024. These are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of our consolidated financial statements. Our ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.

If additional equity or debt financing is required from outside sources, we may not be able to raise it on terms acceptable to it or at all. If we are unable to raise additional capital on acceptable terms when needed, its results of operations and financial condition would be materially and adversely affected. Any such financing likely would be dilutive to our existing stockholders and could result in significant financial operating covenants that would negatively impact our business.

Based on the foregoing, our management has concluded there is substantial doubt as to our ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should we be unable to continue as a going concern.

Cash Flows

The following table summarizes ConnectM’s cash flows for the period indicated:

	Year Ended December 31,		Change
	2024	2023	$	%
Net cash used in operating activities	$(5,959,133)	$(4,621,692)	$(1,337,441)	28.9%
Net cash used in investing activities	$(107,665)	$(465,711)	$358,046	(76.9)%
Net cash provided by financing activities	$7,286,542	$4,227,160	$3,059,382	72.4%

Net used in operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $5,959,133. Net cash used in operating activities consisted primarily of net loss of approximately $22,508,000 offset by approximately $13,261,000   of noncash items, primarily related to the loss on extinguishment of debt of $1,645,443, loss on fair value measurement of debt of $1,707,747, change in fair value of forward purchase agreement put option liability resulting in a loss of $8,254,390   depreciation and amortization of long-lived assets and intangible assets of $745,741 offset by a gain on modification of forward purchase agreement of $1,572,236, impairment loss on goodwill and intangible assets of $2,403,628 and the gain on extinguishment of debt of $2,257,638. In addition, for the year ended December 31, 2024, net changes in operating assets and liabilities resulted in cash provided by operating activities of $3,287,725.

Net cash used in operating activities for the year ended December 31, 2023 was $ 4,621,692. Net cash used in operating activities consisted primarily of net loss of $9,198,854, offset by $2,174,197 of noncash items, primarily related to the depreciation and amortization of long-lived assets and intangible assets of $776,397, amortization of the Company’s debt discount recorded on its different debt facilities of $346,557, a write down of inventory due to obsolescence of $187,098, a loss on impairment of $181,853, and a loss on the extinguishment of debt of $370,320. In addition, for the year ended December 31, 2023, net changes in operating assets and liabilities resulted in cash provided by operating activities of $2,402,965.

Net cash used in investing activities

Net cash used in investing activities for year ended December 31, 2024 was $107,665. Investing activities primarily included the purchase of capitalized software development costs of $186,103 and purchases of property and equipment of $27,044, cash paid for a noncontrolling interest of $60,000 offset by proceeds received from acquisitions of businesses of $152,482.

Net cash used in investing activities for the year ended December 31, 2023 was $465,711. Investing activities primarily included the issuance of convertible notes to MCAC for $445,000, with other immaterial investing activities primarily relating to the purchase of property and equipment and capitalized software.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2024 was $7,286,542. Financing activities consisted primarily of proceeds from the business acquisition of $35,770,959, proceeds advance from lenders of $1,057,275, the issuance of debt of $6,614,400 and the issuance of convertible debt of $4,940,000, and Reimbursement for Recycled Shares related to Forward Purchase Agreement of $1,000,000. These financing activities were offset by cash transferred in connection with forward purchase agreement of $36,727,814 and payments on the Company’s debt facilities of $2,262,401, repayment of convertible debt of $50,000, cash paid for debt issuance costs of $1,015,114, advance to related party Monterey Capital Acquisition Corporation of $1,933,695 and payment on finance leases of $107,068.

Net cash provided by financing activities for the year ended December 31, 2023 was $4,227,160. Financing activities consisted primarily of the issuance of different debt facilities of $9,047,344 offset by the payment of extension fees into MCAC’s trust account of $2,491,431, payments on the Company’s debt facilities of $2,153,487, payments of deferred offering costs of $984,857, and payments on finance leases of $90,409.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Commitments and Contractual Obligations

We are required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due by our standby equity purchase agreement with YA II PN, LTD as described in Note 12 to our audited consolidated financial statements. As of December 31, 2024, our minimum cash balance requirement was approximately $833,000.

Critical Accounting Policies and Significant Management Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

While our significant accounting policies are described in Note 3 to our audited consolidated financial statements, we believe that the following accounting estimates require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met and depend on the nature of the host contract. Derivative financial instruments are recognized at fair value on the grant date with changes in the fair value reported recognized in the consolidated statements of operations and comprehensive loss and each reporting date and are included in this Report under “Item 8. Financial Statements”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Bifurcated embedded derivatives are classified with the related host contract on the Company’s consolidated balance sheets. Derivative assets and liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Any change in one of the significant assumptions detailed below or the terms of the underlying agreements of our derivative financial instruments would likely have an impact on the concluded fair value of the derivative financial instruments. See Note 14 - Derivatives and Note 15 - Fair Value Measurements to our audited consolidated financial statements for additional detail of the valuation methodologies and related assumptions utilized in determining the fair value or our derivative financial instruments

Forward Purchase Agreement (“FPA”)

Our FPA was initially recorded as a part of our Business Combination and was recorded at MCAC’s fair value on the Closing Date. The FPA was amended in August 2024 (the “FPA Amendment”) and December 2024 (the “Second FPA Amendment”). We re-measured the FPA to fair value at assumption and immediately prior to the FPA Amendment using a Black-Scholes pricing model which included certain subjective assumptions based on the term of the host contract including expected term, the estimated volatility of our stock price over the term.

The FPA Amendment and the Second FPA Amendment provided two separate settlement options. We re-measured the FPA to fair value immediately prior to the December 2024 amendment, subsequent to the December 2024 amendment, and at December 31, 2024 using a Monte Carlo simulation model that applies a probability of occurrence to the present value of each settlement scenario.

Debt Conversion Adjustments and SEPA Derivative Liability

Our bifurcated embedded derivatives include the debt conversion adjustment provisions included in nine conversion agreements and the SEPA derivative liability. The fair value of these derivatives was determined utilizing a Monte Carlo simulation model in order to incorporate subjective assumptions based on the terms of the specific host contracts and represent our best estimate at the valuation date. The inputs to the model for each instrument include significant assumptions such as the drift term, volume-weighted average price (“VWAP”) based on a specified period of time as defined in the host contract and the estimated volatility of our stock price over the term which was determined by examining the historical volatilities of a group of industry peers, as the Company did not have significant trading history for our ConnectM common stock.

Convertible Debt

We evaluate convertible debt in accordance with ASC 470, “Debt with Conversion and Other Options” (“ASC 470”) to determine if embedded conversion features present in the convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Debt issuance costs are allocated proportionately to the debt host and conversion feature. Convertible notes payable are reflected at fair value as the Company elected to measure these financial instruments with the fair value option. Each period, the fair value of the convertible notes payable are calculated and the resulting gains and losses from the change in fair value of the convertible notes associated with non-credit components are recognized in income, while the change in fair value associated with credit components are recognized in accumulated other comprehensive income (“AOCI”), and subsequently released from AOCI upon maturity.

Significant assumptions used in the calculation of fair value for the Amended 2022 Convertible Notes, 2023 Convertible Notes and 2024 convertible notes include the probabilities of the various conversion scenarios based on the terms of the host contract which include the estimated probability of conversion at maturity, voluntary conversion and automatic conversion.

The Assumed 2024 Note is re-measured to fair value each reporting period with the most significant unobservable input used in the calculation of the is the expected average volume weighted average price for a share of our common stock for the five-business day period preceding the maturity date of the Company at the maturity date.

The fair value of the SEPA Convertible Note was determined using a Monte Carlo simulation model which incorporates subjective assumptions based on the terms of the specific host contract and represent our best estimate at the valuation date. We included the estimated volatility of our stock price over the term of the note as of the measurement date, the remaining term of the host contract at the measurement date, the risk-free interest rate based upon United States Treasury interest rates appropriate for the expected term, and the estimated drift term. Any change in one of the significant assumptions detailed above would likely have an impact on the concluded fair value of the SEPA Convertible Note.

See Notes 10 – Convertible Debt and Note 15 - Fair Value Measurements to our audited consolidated financial statements for additional detail.

Contingent Consideration Obligation

The fair value of the Contingent Consideration Obligation was determined using a Monte Carlo simulation model which incorporates subjective assumptions based on the terms of the specific host contract and represent our best estimate at the valuation date. We included the estimated revenue and EBITDA volatility over the term, the term to payment of the host contract at the measurement date, the earnout and long-term risk-free interest rates based upon United States Treasury interest rates appropriate for the expected term. Any change in one of the significant assumptions detailed above would likely have an impact on the concluded fair value of the Contingent Consideration Obligation.

Business Combinations

We account for business combinations using the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

Reverse Recapitalization

Legacy ConnectM was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The determination was primarily based on Legacy ConnectM’s shareholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy ConnectM’s ability to exert control over the majority of the board of directors of the combined company, Legacy ConnectM’s ability to maintain control of the board of directors on a go-forward basis, Legacy ConnectM’s senior management comprising the senior management of the combined company; and Legacy ConnectM’s operations prior to the Business Combination comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy ConnectM issuing stock for the net assets of MCAC, accompanied by a recapitalization. The net assets of MCAC were stated at fair value with no goodwill or other intangible assets recorded. See Note 5 – Reverse recapitalization to our audited consolidated financial statements for additional detail.

Long lived assets

We determined that long-lived assets, which include our goodwill and intangible assets, represent critical accounting estimates, as they involve significant judgment, estimates, and assumptions and to the extent that our estimates and assumptions materially change or if actual circumstances differ from those in the assumptions, our financial statements could be materially impacted.

Acquired intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets assessed as having indefinite lives are not amortized, but are assessed for indicators that the useful life is no longer indefinite or for indicators of impairment each period. Indicators we review, as applicable, include whether there has been a significant adverse change in the extent or manner in which our assets are being used, a significant adverse change in legal factors affecting our assets, customer attrition, and/or a cash flow loss. Each reporting period, we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

During the year ended December 31, 2024, we identified impairment indicators to our long lived assets attributed to recurring losses for two consecutive years at two subsidiaries and significantly declining sales at one of those subsidiaries. During the year ended December 31, 2023, we identified impairment indicators attributed to our decision to wind down the operations of two subsidiaries and based upon the contractual terms of a noncompete agreement in connection with an acquisition. We recognized an impairment loss of $1,567,812 and $157,103 on our goodwill for the years ended December 31, 2024 and 2023, respectively. We recognized an impairment loss on our intangible assets of $835,816 and $24,750 for the years ended December 31, 2024 and 2023, respectively.

Share-based Compensation

We account for share-based payments that involve the issuance of shares of our common stock to employees and nonemployees and meet the criteria for share-based awards as stock-based compensation expense based on the grant-date fair value of the award. We have elected to recognize the adjustment to stock-based compensation expense in the period in which forfeitures occur. We recognize compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

If factors change, and we utilize different assumptions including the probability of achieving performance conditions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our compensation and benefits expenses. In addition to the below, see Note 13 – Stock Based Compensation to our audited consolidated financial statements for additional detail.

For periods prior to the Business Combination, we issued stock option awards to employees and nonemployees under the Legacy ConnectM 2019 Equity Incentive Plan (the “2019 Plan”). Legacy Options converted into an option to purchase a number of shares of Company common stock equal to the product of the number of shares of Legacy ConnectM common stock and the Exchange Ratio at an exercise price per share equal to the exercise price of the Legacy Option divided by the Exchange Ratio. Each exchanged option is governed by the same terms and conditions applicable to the Legacy Option prior to the Business Combination. No further grants can be made under the 2019 Plan. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model in order to measure the compensation cost associated with the award. This model incorporates the following assumptions for inputs: the expected volatility in the market value of the underlying common stock, the expected term of the contractual option, the risk-

free interest rate based upon quoted market yields for United State Treasury instruments with terms that were consistent with the expected term of the stock options and the expected dividend yield of the underlying common stock.

For periods subsequent to the Business Combination share-based awards will be issued under the 2023 Equity Incentive Plan (the “2023 Plan”) which was approved on July 10, 2024 in connection with the Business Combination and will be administered by our Board. As of December 31, 2024, no awards were issued under to date under the 2023 Plan.

Warrants

We account for warrants as either equity- classified or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. We assess the classification of our warrants at each reporting date to determine whether a change in classification between equity and liability is required.

Income taxes

We determined that income taxes involve critical accounting estimates because management makes significant estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets, and to the extent that our estimates and assumptions materially change, or if actual circumstances differ materially from those in the assumptions, our financial statements could be materially impacted.

We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Assessing the need for a valuation allowance requires a great deal of judgement and we consider all available evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are recoverable. We evaluate all available evidence including, but not limited to, history of earnings and losses, forecasts of future taxable income, and the weight of evidence that can be objectively verified. See Note 17 - Income taxes of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in our valuation allowance for the years ended December 31, 2024 and 2023.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within provision for income taxes.

For U.S. federal tax purposes, digital asset transactions are treated on the same tax principles as property transactions. We recognize a gain or loss when digital assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged digital assets. Receipts of digital assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.

Reportable Segments

Our operations are organized into four reporting segments: owned service network, transportation, logistics, and managed solutions. The structure is designed to allow us to evaluate the performance of our different solutions offerings, provide improved service and drive future growth in a cost efficient manner. See Note 20 to the Consolidated Financial Statements for certain segment information about our business required by GAAP.

Recently Issued and Adopted Accounting Standards

See Note 3 for a discussion of any recent accounting pronouncements relevant to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2024. Based on this evaluation, our Chief Executive Officer has concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors, and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses described below.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Material Weaknesses in Internal Control Over Financial Reporting

In preparation of its consolidated financial statements to meet the requirements applicable to its current status as a publicly traded company, ConnectM and its independent registered public accounting firm identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

On April 8, 2025, the Company concluded there were errors that were material to the Company’s previously issued interim consolidated financial statements for the quarterly period ended September 30, 2024 as included in the Company’s Quarterly Report on Form 10-Q for such period (the “Prior Filing”) and the Prior Filing needed to be restated. The impact of restatement on the consolidated financial statements for the quarterly period ended September 30, 2024 is included in this 10-K for the year ended December 31, 2024, within note 2 to the consolidated financial statements.

The first material weakness identified related to a deficiency in ConnectM’s controls over complex accounting topics centered around the appropriate treatment of specific incremental costs that were directly attributable to the transaction with MCAC and the forward purchase agreement. Specifically, ConnectM’s accounting and internal control infrastructure did not allow for adequate review processes over this complex accounting topic due to lack of sufficient resources. Due to this material weakness, material errors were identified and corrected in ConnectM’s audited financial statements for the year ended December 31, 2024.

The second material weakness identified related to a deficiency in ConnectM’s controls over revenue recognition centered around the appropriate timing of the recognition of its solar system services for which ConnectM recognized revenue when it had not fully satisfied its performance obligation. Specifically, ConnectM’s accounting and internal control infrastructure did not allow for the proper assessment of the timing of revenue recognition for its solar system services due to lack of sufficient resources. Due to this material weakness, material errors were identified and corrected in ConnectM’s audited financial statements for the year ended December 31, 2024.

There are other material weaknesses identified relating to complex accounting relating to debt and derivatives, contingent consideration, deferred offering costs, management not identifying impaired intangible assets, and to the Company not being able to timely issue their financial statements.  These material weaknesses are due to inadequate staffing at the Company.

An additional material weakness was identified due to the failure to get proper approval from the Board for related party transactions.

Remediation Plan

In light of these facts, our management, including our Chief Executive Officer, is in the process of implementing processes and controls and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting described above, the consolidated financial statements for the period covered by and included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

To address our material weakness, we are improving our processes of reviewing financial statements, increasing our communication with third-party service providers around transactions that the Company has entered, and implementing additional procedures to ensure that the review of the Company’s financial statements is supported by sufficient documentation to determine accuracy. We will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time.

Inherent Limitations on Effectiveness of Controls

While management is working to remediate the material weaknesses, there is no assurance that these remediation efforts, when economically feasible and sustainable, will successfully remediate the identified material weaknesses. If we are unable to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities. Effective process and controls over financial reporting is necessary for us to provide reliable and timely financial reports and are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are a “smaller reporting company” under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Moreover, we do not expect that process and controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The failure of our control systems to prevent error or fraud could materially adversely impact us.

Changes in Internal Control over Financial Reporting

In light of the material weaknesses described above, we are taking the actions described above to remediate such material weaknesses. Except as described above, there was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Insider Trading Policy

The Company has adopted an insider trading compliance policy and program applicable to directors, executive officers and employees. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the OTC Markets Group Inc. listing standards. A copy of the insider trading policy is filed as Exhibit [19.1] to this Form 10K.

Code of Ethics

All of our employees, including our Chief Executive Officer and Chief Financial Officer, are required to abide by our Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner. These policies form the foundation of a comprehensive process that includes compliance with corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and a commitment to honesty, fair dealing and full compliance with all laws and regulations affecting the Company’s business. Our policies and procedures cover all major areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to laws and regulations applicable to the conduct of our business.

As required by the Sarbanes-Oxley Act of 2002, our Audit Committee has procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

A copy of the Code of Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as may be required under applicable SEC and Nasdaq rules and, to the extent required, by filing Current Reports on Form 8-K with the SEC disclosing such information.

Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this Report, with respect to our directors, executive officers and significant employees.

Name	Age	Title
Bhaskar Panigrahi	55	Chairman of the Board and Chief Executive Officer
Bala Padmakumar	63	Vice-Chairman of the Board, Corporate Development
Girish Subramanya	48	Chief Technology Officer
Mahesh Choudhury	54	Vice President, US Operations
Kevin Stateham	54	Vice President, Sales and Corporate Development
Kathy Cuocolo(1)(2)(3)	72	Director
Stephen Markscheid(1)(2)(3)	70	Director
Gautam Barua(1)(2)(3)	52	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Information about our Executive Officers and Directors

Bhaskar Panigrahi is a nominee for the Combined Company’s board of directors and serves as the Chairman of ConnectM and has been Chief Executive Officer of ConnectM since November 2015. Mr. Panigrahi has a rich experience of more than 25 years as a serial entrepreneur and investor. Mr. Panigrahi has an extensive experience in setting up, building, formulating corporate strategy and direction for various successful organizations. Mr. Panigrahi is also an investor in, and board member of, CCI Energy/Fairhaven Wind, Sure Ventures, BluStream Corp, and Blue Cloud Ventures. Prior to ConnectM, Mr. Panigrahi was Chairman and co-founder of Cambridge Energy Holdings from 2008 to 2016, and led the launching and building of multiple clean energy ventures including Cambridge Energy Resources (ultra-thin silicon wafers), Cambridge Clean Energy (replacing diesel with Solar and Battery in telecom towers in emerging economy), CCI Energy (community wind and solar projects under long term PPAs), EMX Control (light-weight controllers for renewable installations), and others. Prior to Cambridge Energy Holdings, Mr. Panigrahi was co-founder and chairman of Cambridge Technology Enterprises from 2004 to 2010, a global business and technology Services company where Mr. Panigrahi led a successful initial public offering on both Bombay and National Stock Exchange in India. Under his leadership, Cambridge Technology grew at 100% compound annual growth rate. Prior to Cambridge Technology Enterprises, Mr. Panigrahi served as Chief Executive Officer of CellExchange from 2002 to 2005, which acts as an enterprise systems developer to government enterprises and was named a Washington Technology Fast 50 company. Mr. Panigrahi also served as the Chief Executive Officer of Unique Computing Solutions and e-Solutions Integrator from 2000 to 2002, an internet technology and services firm. Unique Computing Solutions was named twice on Inc. 500 List of fastest growing private companies, Deloitte Regional Fast 50 and National Fast 500 rosters. Mr. Panigrahi invested in and promoted many other technology companies, including 1Efficiency (Energy Monitor in Commercial Buildings), Mascot Networks (product and solutions provider in education space) and Trading Research Design (financial risk management solution provider). Mr. Panigrahi holds a BS in Computer Science from National Institute of Technology, Suratkal, India. We believe that Mr. Panigrahi has the qualifications to be a member of our board of directors because of his extensive experience being chairman and board of directors in multiple companies in the past and his leadership ability to set direction, vision, and leadership with guidance from other directors.

Bala Padmakumar is a nominee for the Combined Company’s board of directors and will serve as Vice Chairman of ConnectM following the Business Combination. In addition to his role as director, Mr. Padmakumar will focus on strategic financing, investor communications and strategic roadmap and product development. Mr. Padmakumar has been MCAC’s Chief Executive Officer and the Chairman of the MCAC board of directors since September 2021. Mr. Padmakumar is a broad based entrepreneur and technologist with a strong background in strategic partnerships, product and business development, technology and operations, private equity, and venture capital environments. Since August 2020, Mr. Padmakumar has been a partner at Advantary LLC, where he specializes in business development and advises on strategic matters. Since January 2021, he has been actively advising the Asia practice of FocalPoint Partners LLC, a boutique investment bank, on deal flow diligence in the clean transition space in Asia. Since June 2021, he has been an advisor to the Chief Executive Officer of NTherma Corporation on strategic relationships and capital raising activities. From July 2016 to December 2021, Mr. Padmakumar has also advised on deal flow and provided operational support to portfolio companies for a fund set up to support SK Telecom Co., Ltd.’s strategic interests. From 2007 through 2010, Mr. Padmakumar was a Venture Partner at X/Seed Capital Management, LLC, where he focused on transactions in the cleantech and materials sectors. Additionally, from 2011 to October 2020, Mr. Padmakumar was the Chief Executive Officer at Amperics, Inc., a developer and vendor of high energy density ultracap hybrid storage systems. Mr. Padmakumar also has extensive experience in the clean energy sectors, having been an advisor to Lionrock Batteries Ltd., which creates flexible batteries and high performance separator technology from 2019 to 2024, an advisor to the board of directors and CEO of Hyperscale Data Center Company, a company focused on energy usage efficiency in hyperscale data centers from 2018 to 2020, and an advisor to the chairman of Advanced Systems Automation Limited in Singapore, where he advised on issues surrounding urban transportation, High Energy Density Li Ion battery (NMC technology) and 3D printing technology from 2017 to 2019. Mr. Padmakumar also has broad experience advising on capital raising and corporate strategy, serving as a mentor to OneValley Inc., a global entrepreneurship platform for individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early-stage companies from audio technologies to SaaS products. Mr. Padmakumar has a Bachelor’s Degree in Technology from the University of Madras in Chemical Engineering and a Master of Science Degree in Chemical Engineering from Stanford University. We believe that Mr. Padmakumar has the qualifications to be a member of our Board of Directors because of his broad experience advising on capital raising and corporate strategy, serving as a mentor to individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early-stage companies from audio technologies to SaaS products.

Girish Subramanya serves as the Global Chief Technology officer and has served as the head of ConnectM’s India operations since June 2018. Mr. Subramanya has served in served positions at ConnectM since November 2007. Mr. Subramanya is a technology enthusiast and an entrepreneur who has led several product launches in his career, with many of them from concept to market ready solution for industries including finance, e-commerce and enterprise segments. For over a decade Mr. Subramanya held product management roles at i2 Technologies, a full-service supply chain management company providing consulting, technology, and managed services, Integral Systems, a currency technology partner of financial institutions, and Coreobjects, an end-to-end software development company. In 2007, Mr. Subramanya co-founded ConnectM to enable large enterprises and product original equipment manufacturers (OEMs) to manage their distributed assets & operations effectively and improve efficiencies using Internet of Things (IoT) technologies along with value creation over time for the businesses they run and for their end customers. Mr. Subramanya conceived and built a core platform & technology stack in the early stages of ConnectM’s growth that significantly contributed in differentiating ConnectM among its peers and positioned itself as a PaaS (Platform as a Service) company that fueled traction in the market and helped acquiring a marquee client base. During 2020, Mr. Subramanya pivoted the India business from a cross vertical IoT solutions to electric vehicle industry centric solutions which is being adapted by over 10+ OEMs and infra providers into their products. Mr. Subramanya holds a Master of Computer Applications from the Department of Electronics and Accreditation of Computer Courses (DOEACC), New Delhi, India.

Mahesh Choudhury heads ConnectM’s internal operations including supply chain, information technology (IT), and general administration and has done so since January 2017, including overseeing the finance and information technology functions. Mr. Choudhury has over 25 years of experience in various operational management rolls. He is very passionate about building and engaging the right technology for climate control and energy management in delivering value to both residential and commercial customers. Prior to ConnectM, Mr. Choudhury had 12 years of experience with the electrification and decarbonization industry. Mr. Choudhury is instrumental in defining the remote performance management platform for the heating, ventilation and air conditioning (HVAC) industry. Prior to ConnectM, he led finance and supply chain at Sustainable New Energy (SNE) from August 2010 to September 2014 and implemented large scale wind and solar energy projects. Mr. Choudhury was a co-founder of Cambridge Clean Energy (CCE) and assisted with developing remote power management technology for powering telecom towers and led the operations globally. Mr. Choudhury also has 17 years of experience with utility/energy management. Mr. Choudhury has an MS degree from Indian Institute of Technology (IIT), India.

Kevin Stateham heads ConnectM’s sales and corporate development operations and has done so since June 2018. Mr. Stateham is a successful business development, sales operations executive and management leader with over two decades of technology industry experience. In addition, as the head of client relations at ConnectM, Mr. Stateham plays a key role in driving customer goals, product utilization, business transformation, and revenue expansion by ensuring the engagement, success, retention, and growth of ConnectM customers. Mr. Stateham also manages ConnectM’s mergers and acquisitions, acquiring nine businesses since 2018. Mr. Stateham is a technology industry veteran, with over 25 years leading successful data communications and SaaS companies in key sales and business development roles. Before ConnectM, Mr. Stateham was a sales lead at Keen Home Inc, where he grew the company’s business to business sales by 50% year over year. Prior to Keen Home, Mr. Stateham was the director of sales at Network Access Solutions, Inc. where he was responsible for the largest frame relay network conversion to digital subscriber lines with virtual private network (VPN), encompassing over 22,000 United States post offices, and was involved in the company’s successful initial public offering.

Non-Employee Directors

Kathy Cuocolo is a nominee for the Combined Company’s board of directors and has served as a member of the MCAC Board since 2021. Ms. Cuocolo is a versatile executive and director with demonstrated success in developing and managing financial services operations on a global basis. Ms. Cuocolo is currently a director and Audit Chair of Greenbacker Renewable Energy Company LLC and a director at Syntax ETF Trust. Her prior directorships include President and Director of The China Fund, Inc., which invests primarily in private placements in mainland China, Chairperson of Select Sector ETF Trust, and a director of Guardian Life family of funds. From 2014 through March 2020, Ms. Cuocolo was the president of Syntax Advisors, LLC where she was responsible for all aspects of business operations and the development of its financial management products. Prior to that, from 2008 until 2013, Ms. Cuocolo was a Managing Director and Division Head for the Mutual Fund and global ETF Services for The Bank of New York Mellon Corporation, where she was responsible for the operations and strategic planning for these business lines. Prior to that, from 1982 until 2003, Ms. Cuocolo served in various roles at State Street Corporation, including as an Executive Vice President, Division Head of Investor Products and Services, where she was responsible for operations and strategic planning. Ms. Cuocolo was a member of the corporations’ Executive Operating Committee responsible for all aspects of business strategy. During her 22 years at State Street, Ms. Cuocolo led the firm to become the largest fund administrator in the U.S., with over $1.2 trillion in assets. Prior to State Street, Ms. Cuocolo was an auditor at PriceWaterhouseCoopers LLP. Ms. Cuocolo received her B.A. in Accounting, summa cum laude, from Boston College, and holds a Masters Professional Director Certificate from the American College of Corporate Governance. Ms. Cuocolo received her CPA license in the Commonwealth of Massachusetts in 1981. We believe that Ms. Cuocolo has the qualifications to be a member of our Board of Directors because of her extensive experience in cleantech, finance/audit, and as independent director in other public companies.

Stephen Markscheid is a nominee the Combined Company’s board of directors and has served as member of the MCAC Board since 2022. Mr. Markscheid is currently the Managing Partner of Aerion Capital and currently serves as a director of Fanhua, Inc. (Nasdaq: FANH), JinkoSolar Holding Co., Ltd. (NYSE: JKS), Zhongjin Technology Services Group Company Limited (HKEX: Stock Code 08295), UGE International Ltd. (TSXV: UGE.V), and Four Leaf Acquisition Corporation (Nasdaq: FORL). In addition, Mr. Markscheid serves as a Board Advisor to several companies, including NanoGraf Corporation, Intelligent Generation LLC, Nulyzer Inc. and Hago Energetics, Inc., Mr. Markscheid also serves as a trustee emeritus of Princeton-in-Asia and Chairman Emeritus of KX Power, a UK based energy storage project developer. From 1998 until 2006, Mr. Markscheid served as a Director of Business Development and Senior Vice President and led GE Capital’s business development activities in China and the Asia Pacific region, primarily focusing on acquisitions and direct investments. Prior to GE, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. Mr. Markscheid was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. Mr. Markscheid earned a B.A. in East Asian Studies from Princeton University in 1976, an M.A. in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian. We believe that Mr. Markscheid has the qualifications to be a member of our Board of Directors because of his extensive experience in cleantech and as independent director in other public companies.

Gautam Barua is a nominee for the Combined Company’s board of directors. Mr. Barua is the founder of Aclaria Partners, which he founded in December 2004 and is currently the President. Mr. Barua has distinctive expertise in originating and profitably investing in Environmental, Social and Governance (ESG) opportunities, with a consistently successful and pioneering career in climate and sustainability spanning more than two decades. Mr. Barua has led $80M of profitable clean water and energy deals, founded a market-leading clean energy firm, and advised major corporations on sustainability. Mr. Barua first engaged on ESG in the 1990s, contributing to Nobel Prize-winning work on climate change and carbon sequestration while also working for Yale University’s investments office. Mr. Barua has served in advisory, new business, and mergers and acquisitions roles at McKinsey and Morgan Stanley from 2013 to 2018; held an appointment as California Deputy State Controller from 2003 to 2004, helping spark creation of a $1.5B cleantech investment program at CalPERS, the largest pension fund in the United States; served on boards of sustainability and conservation non-governmental organizations; and been a Silicon Valley executive. In addition to a Bachelor of Arts cum laude in Economics and Mathematics from Yale University, Mr. Barua earned a Master of Business Administration with Distinction from Harvard University, where he also completed Executive Education in Entrepreneurship. We believe that Mr. Barua has the qualifications to be a member of our Board of Directors because of his experience in cleantech leadership positions and passion for electrification.

Family Relationships

There are no family relationships between the Combined Company’s board of directors and any of its executive officers.

Board of Directors

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Combined Company’s board of directors has determined that, upon the consummation of the Merger, each of Kathy Cuocolo, Stephen Markscheid and Gautam Barua will be an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the Combined Company’s board of directors considered the current and prior relationships that each non-employee director has with ConnectM and will have with the Combined Company and all other facts and circumstances the Combined Company’s board of directors deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Transactions.”

Classified Board of Directors

The Combined Company’s board of directors will be divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.

Committees of the Board of Directors

The standing committees of Combined Company’s board of directors will consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The expected composition of each committee following the Merger is set forth below.

Audit Committee

An Audit Committee of the Combined Company has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Kathy Cuocolo, Stephen Markscheid and Gautam Barua, each of whom are independent directors and are “financially literate” as defined under the Nasdaq listing standards. Kathy Cuocolo serves as chairman of the Audit Committee. The Board has determined that Kathy Cuocolo qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The Audit Committee’s duties are specified in the Audit Committee Charter that was adopted at the Effective Time.

Compensation Committee

The Compensation Committee consists of Gautam Barua and Stephen Markscheid, each of whom is an independent director. Stephen Markscheid serves as chairman of the Compensation Committee. The functions of the Compensation Committee are set forth in a Compensation Committee Charter that was adopted at the Effective Time.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (the “Nominating Committee”) consists of Kathy Cuocolo, Stephen Markscheid and Gautam Barua, each of whom is an independent director under Nasdaq’s listing standards. Gautam Barua serves as the chairman of the Nominating Committee. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on the board of directors. The Nominating Committee considers as potential members of the board of directors persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, are specified in the Nominating and Corporate Governance Committee Charter which was adopted at the Effective Time.

Code of Conduct and Ethics

ConnectM has a code of conduct and ethics (the “Code of Ethics”) for its directors, officers, employees and certain affiliates in accordance with applicable federal securities laws, a copy of which will be available on our website at https://www.connectm.com.

If amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at https://www.connectm.com. The information on this website is not part of this Report.

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation.

The following section provides compensation information pursuant to the scaled SEC disclosure rules applicable to “emerging growth companies.”

This section discusses the material components of the executive compensation program for our named executive officers who are named in the “Summary Compensation Table” below. In 2024, our “named executive officers” and their positions with ConnectM were as follows:

●	Bhaskar Panigrahi, who served as Chairman and Chief Executive Officer;
●	Girish Subramanya, who served as Chief Technology Officer;
●	Mahesh Choudhury, who served as Vice President, U.S. Operations; and
●	Kevin Stateham, who served as Vice President, Sales and Corporate Development.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

The compensation committee of the Board will set ConnectM’s executive compensation philosophy and will oversee compensation and benefits programs for ConnectM. The compensation committee will oversee and determine the compensation of the Chief Executive Officers and other executive officers of ConnectM. With respect to base salaries, annual incentive compensation and long-term incentives, it is expected that the compensation committee will establish compensation mix, performance measures, goals, targets and business objectives based on ConnectM’s competitive marketplace. The compensation committee will determine benefits and severance arrangements, if any, that ConnectM will make available to executive officers.

In addition to base salary and annual bonuses, we expect ConnectM will grant stock-based awards under the Incentive Plan in future years to promote its interests by providing these executives with the opportunity to acquire equity interests as an incentive for their remaining in its service and aligning the executives’ interests with those of ConnectM’s equity holders.

2024 Summary Compensation Table

The following table provides summary information concerning compensation earned by our named executive officers for the years ended December 31, 2024, 2023 and 2022, for services rendered during the years ended December 31, 2024, 2023 and 2022, respectively.

							Non-Qualified
						Non-Equity	Deferred
					Stock	Incentive	Compensation
					option	Plan	Plan	All Other	Total
		Salary		Bonus	awards	Compensation	Earnings	Compensation	compensation
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)	($)

Bhaskar Panigrahi,	2024	190,000		0	0	—	—	—	190,000
Chairman and Chief Executive Officer	2023	175,000		0	0	—	—	—	175,000
	2022	125,000		0	0	—	—	—	125,000
Mahesh Choudhury,	2024	160,000		0	0	—	—	—	160,000
VP, U.S. Operations	2023	145,000		0	0	—	—	—	145,000
	2022	130,000		0	0	—	—	—	130,000
Girish Subramanya,	2024	66,000	*	0	0	—	—	—	66,000
Chief Technology Officer	2023	67,000	**	0	0	—	—	—	67,000
	2022	75,250	***	0	0	—	—	—	75,250
Kevin Stateham,	2024	143,000		0	0	—	—	—	143,000
VP, Sales and Corporate Development	2023	130,000		0	0	—	—	—	130,000
	2022	117,000		0	0	—	—	—	117,000

*     Based on a conversion of the U.S. dollar to Indian rupee (“INR”) of $1.00 to 83.19 INRs as of January 1, 2024.

**   Based on a conversion of the U.S. dollar to Indian rupee (“INR”) of $1.00 to 82.75 INRs as of January 1, 2023.

*** Based on a conversion of the U.S. dollar to Indian rupee (“INR”) of $1.00 to 74.51 INRs as of January 1, 2022.

Narrative to the Summary Compensation Table

2024 Annual Base Salary

We pay our executives a base salary to compensate them for services rendered to our company. The base salary payable to our executives is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Equity Compensation

ConnectM’s equity-based incentive awards are designed to align ConnectM’s interests and the interests of its stockholders with those of its employees and consultants, including the named executive officers. The compensation committee of the board of directors is responsible for approving equity grants.

We currently maintain the ConnectM Technology Solutions, Inc. 2019 Equity Incentive Plan, or the 2019 Plan as well as the 2023 Equity Incentive Plan, or the 2023 Plan, that was approved in connection with the Business Combination. The terms of the 2019 Plan are described below under “— Incentive Award Plans” and the terms of the 2023 Plan are described below under “Description of the 2023 Plan”.

We have offered awards of stock options to purchase shares of our common stock to eligible service providers, including our named executive officers, pursuant to the 2019 Plan. As mentioned below, in connection with the completion of the Business Combination and the adoption of the 2023 Plan, no further awards will be granted under the 2019 Plan. All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of each award. Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change of control events.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards held by the Named Executive Officers as of December 31, 2024.

	Stock Option Awards				Stock Awards
	Number of	Number of
	securities	securities			Number of	Market value
	underlying	underlying	Stock		shares or	of shares of
	unexercised	unexercised	option		units of	units of
	stock options	stock options	exercise		stock that	stock that
	exercisable	unexercisable	price	Stock option	have not	have not
Name	(#)	(#)	($)	expiration date	vested (#)	vested ($)
Kevin Stateham	24,910	0	$0.50	November 15, 2030	0	0
Mahesh Choudhury	52,710	0	$0.50	April 1, 2028	0	0
Mahesh Choudhury	24,910	0	$0.50	November 15, 2030	0	0

Option Exercises and Stock Vested

	Stock Option Awards		Stock Awards
	Number of	Value	Number of	Value
	shares	realized	shares	realized
	acquired	on exercise	acquired	on vesting
Name	on exercise	($)(1)	on vesting (#)	($)(2)
Kevin Stateham	0	$0.00	0	$0
Mahesh Choudhury	0	$0.00	0	$0

No other equity-based incentive awards were granted to the named executive officers during 2024, 2023 and 2022.

Other Elements of Compensation

Retirement Savings and Health and Welfare Benefits

We maintain a 401(k) retirement savings plan for our employees, including those who satisfy certain eligibility requirements. We match 50% of the first 6% of a participant’s annual eligible compensation, up to the IRS limit. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

All of our full-time employees are eligible to participate in our health and welfare plans. These health and welfare plans include medical, dental and vision benefits; short-term and long-term disability insurance; and supplemental life and Accidental Death and Dismemberment (AD&D) insurance.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer.

Executive Compensation Arrangements

Employment Agreements and Offer Letters

There are no employment agreements or offer letters for our named executive officers.

Director Compensation

ConnectM has not historically maintained a formal non-employee director compensation program and none of ConnectM’s non-employee directors received any compensation from ConnectM during 2024. We intend to develop a board of directors’ compensation program that is designed to align compensation with ConnectM’s business objectives and the creation of stockholder value, while enabling ConnectM to attract, retain, incentivize and reward directors who contribute to the long-term success of ConnectM.

Post-Business Combination Executive and Director Compensation

Mr. Panigrahi serves on the ConnectM’s board of directors as Chairman of the Board does not earn any additional compensation for that role. His annual salary for serving as Chief Executive Officer is $190,000. Mr. Choudhury earns a salary of $160,000 as Vice President, US Operations of ConnectM, Mr. Subramanya earns a salary of $66,000 as Chief Technology Officer of ConnectM and Mr. Stateham earns a salary of $143,000 as Vice President, Sales and Corporate Development of ConnectM.

In the future, ConnectM may further revise its executive and director compensation program from time to time to better align compensation with ConnectM business objectives and the creation of stockholder value, while enabling ConnectM to attract, retain, incentivize and reward individuals who contribute to the long-term success of ConnectM. Decisions on the executive compensation program will be made by the ConnectM compensation committee.

Summary of the Incentive Plan

General

On December 30, 2022, the MCAC Board approved and adopted the ConnectM Technology Solutions, Inc. 2023 Equity Incentive Plan (the “2023 Plan”), effective as of and contingent on the consummation of the Business Combination, and subject to approval of MCAC stockholders, which approval was granted on July 12, 2024 in connection with the consummation of the Business Combination. The material terms of the 2023 Plan are described below.

The purpose of the 2023 Plan is to provide an additional incentive to officers, employees, non-employee directors, independent contractors, and consultants of ConnectM or its affiliates whose contributions are essential to the growth and success of the business of ConnectM and its affiliates, in order to strengthen the commitment of such persons to ConnectM and its affiliates, motivate such persons to faithfully and diligently perform their responsibilities, and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability of ConnectM and its affiliates. We believe that grants of incentive equity and equity-based awards are essential to attracting and retaining highly qualified service providers.

ConnectM currently maintains the ConnectM Technology Solutions Inc. 2019 Equity Incentive Plan (the “Prior Plan”). In connection with the Business Combination, the combined company assumed the Prior Plan and all awards outstanding under the Prior Plan. Following the Business Combination, ConnectM will not grant any future awards under the Prior Plan, but all awards under the Prior Plan that are outstanding as of the July 12, 2024 effective date of the 2023 Plan will continue to be governed by the terms, conditions and procedures set forth in the Prior Plan and any applicable award agreement, as those terms may be equitably adjusted in connection with the Business Combination, as described elsewhere in this Report.

2023 Plan Highlights

Some of the key features of the 2023 Plan that reflect the ConnectM Board’s commitment to effective management of incentive compensation are as follows:

●	No Liberal Share Recycling on Stock Options or SARs. The 2023 Plan provides that only shares covering awards that are canceled, forfeited or terminated without issuance of the full number of shares of common stock to which the award is related will again be available for issuance under the 2023 Plan. The following shares will not be added back to the aggregate plan limit: (i) shares tendered in payment of the exercise price for an option, (ii) shares ConnectM withholds to satisfy tax withholding obligations, and (iii) shares underlying stock appreciation rights (“SARs”) or other awards that are settled in stock.
●	No Repricing or Cash Buyouts. Stock option and SAR repricing is prohibited without stockholder approval under the 2023 Plan.

●	No Dividends on Unvested Restricted Shares or Restricted Stock Units. Under the 2023 Plan, holders of unvested Restricted Stock or Restricted Stock Units will not have any rights to receive dividends with respect to such Awards.
●	Minimum Vesting Period. Generally, all awards will have a minimum vesting period of at least one year, subject to an exception of 5% of the aggregate shares authorized for grant under the 2023 Plan and certain other limited exceptions as described below and in the 2023 Plan.
●	No Automatic “Single Trigger” Vesting. The 2023 Plan does not contain an automatic single-trigger vesting provision that would accelerate awards solely upon a Change in Control (as such term is defined in the 2023 Plan, a “Change in Control”).

Description of the 2023 Plan

A description of the provisions of the 2023 Plan is set forth below. This summary is qualified in its entirety by the detailed provisions of the 2023 Plan, a copy of which is attached as Appendix D to the Rule 424(b)(3) prospectus filed with the Commission by MCAC on June 17, 2024.

Administration

The 2023 Plan will be administered by a committee, which shall consist of two (2) or more members of the ConnectM Board appointed by the ConnectM Board or such other committee of the ConnectM Board to which it has properly delegated power, or if no such committee or subcommittee exists, the ConnectM Board (the “Committee”). To the extent required by applicable law, rule, or regulation, it is intended that each member of the Committee shall qualify as (a) a “non-employee director” under Rule 16b-3, and (b) an “independent director” under the rules of any national securities exchange or national securities association, as applicable.

The Committee is authorized to, among other things: (a) interpret, administer, reconcile any inconsistency in, correct any defect in and/or supply any omission in the 2023 Plan and any instrument or agreement relating to, or any award granted under, the 2023 Plan (each, an “Award”); (b) promulgate, amend, and rescind any rules and regulations relating to the 2023 Plan; (c) adopt sub-plans; and (d) to make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the 2023 Plan. Except to the extent prohibited by applicable law regulations, the Committee may allocate all or any portion of its responsibilities and powers to any one (1) or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it in accordance with the terms of the 2023 Plan.

Unless otherwise expressly provided in the 2023 Plan, all determinations, interpretations and other decisions under or with respect to the 2023 Plan or any award or any documents evidencing awards granted pursuant to the 2023 Plan are within the sole discretion of the Committee, may be made at any time and are final, conclusive, and binding upon all persons or entities, including, without limitation, ConnectM, any Participant (as defined below), any holder or beneficiary of any award, and any of ConnectM’s stockholders. The Committee may make grants of the following awards to Eligible Persons (defined below) pursuant to terms and conditions set forth in the applicable award agreement, including, subjecting such awards to performance goals listed in the 2023 Plan:

●	Stock Options;
●	Stock Appreciation Rights;
●	Restricted Stock and Restricted Stock Unit Awards;
●	Performance Share Awards; and
●	Other Stock-Based Awards and Cash-Based Awards.

Eligible Shares

The maximum aggregate number of shares of common stock that may be issued or used for reference purposes or with respect to which awards may be granted under the 2023 Plan was initially to be equal to 10% of the number of shares of ConnectM common stock outstanding immediately following the Business Combination, less 473,929 shares of ConnectM common stock subject to awards under the Prior Plan. This “Total Share Reserve” will be increased automatically on January 1 of each year during the term of the 2023 Plan by a number equal to the lesser of (i) 4% of the shares of common stock outstanding on December 31 of the prior year, or (ii) a smaller number of shares as determined by the ConnectM Board. As of the date of this Report, the Total Share Reserve is

1,653,831. The maximum number of shares of common stock with respect to which incentive stock options may be granted under the 2023 Plan is equal to 100,000,000 shares. If any Option, SAR, or Other Stock-Based Awards granted under the 2023 Plan expires, terminates, or is canceled for any reason without having been exercised in full, the number of shares of common stock underlying any unexercised award shall again be available for the purpose of awards under the 2023 Plan. If any shares of Restricted Stock, Performance Share Awards, or Other Stock-Based Awards denominated in shares of common stock awarded under the 2023 Plan to a Participant (as defined below) are forfeited for any reason, the number of forfeited shares of Restricted Stock, Performance Share Awards, or Other Stock-Based Awards denominated in shares of common stock shall again be available for purposes of awards under the 2023 Plan. Shares of common stock subject to an award shall not again be made available for issuance or delivery under the 2023 Plan if such shares are (a) tendered in payment of an Option, (b) delivered or withheld by ConnectM to satisfy any tax withholding obligation, or (c) covered by a stock-settled SAR or other Awards that were not issued upon the settlement of the award. Any award under the 2023 Plan that must be settled solely in cash shall not be counted against the foregoing maximum share limitations. In no event will the aggregate grant date fair value (as determined in accordance with ASC 718) of Awards to be granted and any other cash compensation paid to any non-employee director in any calendar year exceed $750,000, which limit will be increased to $1,000,000 for any non-employee director in the year in which such non-employee director initially joins the ConnectM Board. No shares have yet been issued nor awards granted under the 2023 Plan.

Eligible Participants

Any employee, consultant or director of ConnectM or any of its affiliates, or any individual who is reasonably expected by the Committee to become an employee, consultant, or director after the receipt of awards (each, an “Eligible Person”) shall be permitted to participate (a “Participant”) under the 2023 Plan. Only Eligible Persons who are also employees of ConnectM or its parent or subsidiaries are eligible to receive incentive stock options under the 2023 Plan. Eligibility for the grant of an incentive stock option and actual participation in the 2023 Plan shall be determined by the Committee in its sole discretion.

Options

The Committee may grant non-qualified stock options and incentive stock options (“Options”) to Eligible Persons under the 2023 Plan. The holder of an Option will be entitled to purchase a number of ConnectM’s shares of common stock at a specified exercise price during a specified time period, all as determined by the Committee. Options granted under the 2023 Plan are required to have a per share exercise price that is not less than the fair market value of ConnectM’s common stock underlying such Options on the date such Options are granted (other than in the case of Options that are substitute awards). The maximum term for Options granted under the 2023 Plan is 10 years from the date of grant. The purchase price for the shares as to which an Option is exercised may be paid, to the extent permitted by law, either (a) in cash or by certified or bank check at the time the Option is exercised or (b) in the discretion of the Committee, upon such terms as the Committee shall approve, including: (i) by delivery to ConnectM of other common stock, duly endorsed for transfer to ConnectM, with a fair market value on the date of delivery equal to the Option exercise price (or portion thereof) due for the number of shares being acquired, or by means of attestation whereby the Participant identifies for delivery specific shares of common stock that have an aggregate fair market value on the date of attestation equal to the Option exercise price (or portion thereof) and receives a number of shares of common stock equal to the difference between the number of shares thereby purchased and the number of identified attestation shares of common stock; (ii) a “cashless” exercise program established with a broker; (iii) by reduction in the number of shares of common stock otherwise deliverable upon exercise of such Option with a fair market value equal to the aggregate Option exercise price at the time of exercise; (iv) by any combination of the foregoing methods; or (v) in any other form of legal consideration that may be acceptable to the Committee.

Stock Appreciation Rights

The Committee may grant stock appreciation rights, or “SARs”, under the 2023 Plan, with terms and conditions determined by the Committee pursuant to the 2023 Plan. The Committee may award SARs in tandem with Options or independent of any Option. Generally, each SAR will entitle the Participant upon exercise to an amount (in cash, shares, or a combination of cash and shares, as determined by the Committee) equal to the product of (i) the excess of (A) the fair market value on the exercise date of one share of common stock, over (B) the exercise price per share, multiplied by (ii) the number of shares of common stock covered by the SAR. The exercise price per share of a SAR will be determined by the Committee at the time of grant, but in no event may such amount be less than the fair market value of a share of common stock on the date the SAR is granted.

Restricted Stock and Restricted Stock Units

The Committee may grant restricted shares of ConnectM’s common stock (“Restricted Stock”) or restricted stock units (“Restricted Stock Units”) representing the right to receive, upon vesting and the expiration of any applicable restricted period, one (1) share of common stock for each Restricted Stock Unit or, in the sole discretion of the Committee, the cash value thereof (or any combination thereof). If a cash payment is made in lieu of delivering shares of common stock, the amount of such payment shall be equal to the fair market value of the common stock as of the date on which the applicable restricted period lapsed. As to Restricted Stock, subject to the other provisions of the 2023 Plan, the holder will generally have the rights and privileges of a stockholder as to such Restricted Stock, including the right to vote such Restricted Stock, but the holder will not have the right to receive dividends on any unvested shares of Restricted Stock. Participants have no rights or privileges as a stockholder with respect to Restricted Stock Units.

Performance Share Awards

The Committee may grant Performance Share Awards to a Participant that are earned upon the attainment of specific performance goals. Each Performance Share Award shall be evidenced by an award agreement pursuant to the 2023 Plan with terms and conditions determined by the Committee , including the number of shares of common stock or stock-denominated units subject to the Performance Share Award and the conditions that must be met for the Participant to earn the award.

Other Equity-Based and Cash-Based Awards

The Committee may grant other equity-based or cash-based awards under the 2023 Plan, with terms and conditions determined by the Committee pursuant to the 2023 Plan.

Effect of Certain Corporate Transactions and Events

In the event of any stock or extraordinary cash dividend, stock split, reverse stock split, any extraordinary corporate transaction such as a recapitalization, reorganization, merger, consolidation, combination, exchange, or other change in capitalization, awards granted under the 2023 Plan and any award agreements, the exercise price of options and SARs, the performance goals to which Performance Share Award and cash-based awards are subject, and the maximum number of shares of common stock subject to all awards will be equitably adjusted or substituted, as to the number, price or kind of a share of common stock or other consideration subject to such awards to the extent necessary to preserve the economic intent of the award.

In connection with any Change in Control of ConnectM, the Committee may, in its sole discretion, cause any award (i) to be canceled in consideration of a payment in cash or other consideration in amount per share equal to the excess, if any, of the price or implied price per share of common stock in the Change in Control over the per share exercise, base or purchase price of such award, which may be paid immediately or over the vesting schedule of the award; (ii) to be assumed, or new rights substituted therefore, by the surviving corporation or a parent or subsidiary of such surviving corporation following the applicable Change in Control; (iii) to be accelerated as to the vesting, exercise, payment or distribution of the award so that any award to a Participant whose employment is terminated as a result of the Change in Control may be vested, exercised, paid or distributed in full on or before a date fixed by the Committee; (iv) to be purchased from a Participant whose employment is terminated as a result of the Change in Control, for an amount of cash equal to the amount that could have been obtained upon the exercise, payment or distribution of such rights had such award been currently exercisable or payable; or (v) to be terminated ;or to make any other adjustment to the awards then outstanding as the Committee deems necessary or appropriate to reflect such transaction or change.

Nontransferability of Awards

Awards under are not be transferable or assignable other than by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance will be void and unenforceable against ConnectM or any of its subsidiaries. However, the Committee may determine, in its sole discretion, that a non-qualified stock option may be transferred to a Participant’s family member, or to certain trusts or foundations or other transferees as permitted by the Committee (“Permitted Transferee”). A non-qualified stock option that is transferred to a Permitted Transferee will remain subject to the terms of the 2023 Plan and the applicable award agreement.

Minimum Vesting Requirements

No award may be granted with a lapse of any vesting obligations earlier than at least one year following the date of grant. Notwithstanding the foregoing, the Committee may grant up to a maximum of five percent of the aggregate number of shares available for issuance under the 2023 Plan (subject to certain equitable adjustments), without regard to this minimum vesting requirement, and the minimum vesting requirement does not apply to (i) any substitute awards (as defined in the 2023 Plan), (ii) shares delivered in lieu of fully vested cash awards, (iii) awards to directors that vest on the earlier of the one-year anniversary of the date of grant or the next annual meeting of shareholders which is at least 50 weeks after the immediately preceding year’s annual meeting, and (iv) the Committee’s discretion to provide for accelerated exercisability or vesting of any award, including in cases of a Participant’s retirement, death or disability or a Change in Control, in the terms of the award or otherwise.

Clawback

Awards under the 2023 Plan are subject to recovery or “clawback” by ConnectM pursuant to any clawback policy ConnectM may have in effect from time to time.

Amendment and Termination

The ConnectM Board may amend the 2023 Plan at any time, subject to shareholder approval to the extent required by applicable law or regulation or the listing standards of Nasdaq or any other market or stock exchange on which ConnectM’s common stock is at the time primarily traded. Additionally, shareholder approval will be specifically required to decrease the exercise price of any outstanding Option or SAR granted under the 2023 Plan. The ConnectM Board may terminate the 2023 Plan at any time. Unless sooner terminated by the ConnectM Board, the 2023 Plan will terminate on July 12, 2034, the 10-year anniversary of the effective date of the 2023 Plan.

Section 162(m) of the Internal Revenue Code

As a general rule, ConnectM will be entitled to a deduction in the same amount and at the same time as the compensation income is received by the Participant, except to the extent the deduction limits of Section 162(m) of the Code apply. Section 162(m) of the Code denies a deduction to any publicly held corporation for compensation paid to any “covered employee” in a taxable year to the extent that compensation to such covered employee exceeds $1,000,000. It is possible that compensation attributable to awards under the 2023 Plan may cause this limitation to be exceeded in any particular year.

Material U.S. Federal Income Tax Consequences of Awards under the 2023 Plan

The following is a general summary under current law of the principal United States federal income tax consequences related to awards under the 2023 Plan. This summary deals with the general federal income tax principles that apply and is provided only for general information. Some kinds of taxes, such as state, local and foreign income taxes and federal employment taxes, are not discussed. This summary is not intended as tax advice to Participants, who should consult their own tax advisors.

Non-Qualified Options.  The grant of a non-qualified stock option is not a taxable event for the grantee or ConnectM. Upon exercising a non-qualified stock option, a grantee will recognize ordinary income in an amount equal to the excess of the fair market value of the common stock on the date of exercise over the exercise price. Upon a subsequent sale or exchange of shares acquired pursuant to the exercise of a non-qualified stock option, the grantee will recognize taxable capital gain or loss, measured by the excess of the amount realized on the disposition over the tax basis of the shares of common stock (generally, the amount paid for the shares plus the amount treated as ordinary income at the time the option was exercised).

If ConnectM complies with applicable reporting requirements and with the restrictions of Section 162(m), ConnectM will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

A grantee who has transferred a non-qualified stock option to a family member by gift will realize taxable income at the time the non-qualified stock option is exercised by the family member. The grantee will be subject to withholding of income and employment taxes at that time. The family member’s tax basis in the shares of common stock will be the fair market value of the shares of common stock on the date the option is exercised. The transfer of vested non-qualified stock options will be treated as a completed gift for gift and estate tax purposes. Once the gift is completed, neither the transferred options nor the shares acquired on exercise of the transferred options will be includable in the grantee’s estate for estate tax purposes.

Incentive Stock Options.  The grant of an incentive stock option is not a taxable event for the grantee or for ConnectM. A grantee will not recognize taxable income upon exercise of an incentive stock option (except to the extent the alternative minimum tax applies), and any gain realized upon a disposition of ConnectM’s common stock received pursuant to the exercise of an incentive stock option will be taxed as long-term capital gain if the grantee holds the shares of common stock for at least two years after the date of grant and for one year after the date of exercise (the “holding period requirement”). ConnectM will not be entitled to any business expense deduction with respect to the exercise of an incentive stock option, except as discussed below.

For the exercise of an incentive stock option to qualify for the foregoing tax treatment, the grantee generally must be an employee of ConnectM or its subsidiary from the date the option is granted through a date within three months before the date of exercise of the option.

If all of the foregoing requirements are met except the holding period requirement mentioned above, the grantee will recognize ordinary income upon the disposition of the common stock in an amount generally equal to the excess of the fair market value of the common stock at the time the incentive stock option was exercised over the option exercise price (but not in excess of the gain realized on the sale). The balance of the realized gain, if any, will be capital gain. ConnectM will be allowed a business expense deduction to the extent the grantee recognizes ordinary income, subject to ConnectM’s compliance with Section 162(m) and to certain reporting requirements.

Restricted Stock.  A grantee who is awarded Restricted Stock will not recognize any taxable income for federal income tax purposes in the year of grant if the shares of common stock are nontransferable and subject to a substantial risk of forfeiture. However, the grantee may elect under Section 83(b) of the Code to recognize compensation income in the year of grant in an amount equal to the fair market value of the common stock on the date of grant (less the purchase price, if any), determined without regard to any restrictions (except any restrictions that will never lapse). If the grantee does not make such an election, the fair market value of the common stock on the date the restrictions lapse (less the purchase price, if any) will be treated as compensation income to the grantee and will be taxable in the year the restrictions lapse and be subject to withholding taxes. If ConnectM complies with applicable reporting requirements and with the restrictions of Section 162(m), ConnectM will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Restricted Stock Units.  There are no immediate tax consequences of receiving an award of Restricted Stock Units under the 2023 Plan. A grantee who is awarded Restricted Stock Units will recognize ordinary income in an amount equal to the fair market value of shares issued to such grantee at the end of the restriction period or, if later, the payment date. If ConnectM complies with applicable reporting requirements and with the restrictions of Section 162(m), ConnectM will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Stock Appreciation Rights.  There are no immediate tax consequences of receiving an award of SARs under the 2023 Plan. Upon exercising an SAR, a grantee will recognize ordinary income in an amount equal to the excess of the fair market value of the common stock on the date of exercise over the exercise price. If ConnectM complies with applicable reporting requirements and with the restrictions of Section 162(m), ConnectM will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Performance Share Awards, Other Stock-Based Awards, and Cash-Based Awards.  The tax treatment with respect to Performance Share Awards, other stock-based awards and cash-based awards will depend on the structure of such awards.

Section 409A.  Awards under the 2023 Plan are intended to either be exempt from or comply with Section 409A of the Internal Revenue Code. Nevertheless, none of the Company, the Committee or the ConnectM Board have any obligation to take any action to prevent the assessment of any additional tax or penalty on any Participant under Section 409A.

New Plan Benefits

Grants under the 2023 Plan will be made at the discretion of the Committee and are not currently determinable. The value of awards granted under the 2023 Plan will depend on a number of factors, including the fair market value of ConnectM common stock on future dates, the exercise decisions made by Participants and the extent to which any applicable performance goals necessary for vesting or payment are achieved.

Director and Officer Indemnification Agreements

We have entered into employment agreements whereby we will agree to indemnify the Chief Executive Officer and Chief Financial Officer to the fullest extent permitted by law, for all amounts (including, without limitation, judgments, fines, settlement payments, expenses and reasonable out of pocket attorneys’ fees) incurred or paid by the Chief Executive Officer and Chief Financial Officer in connection with any action, suit, investigation or proceeding, or threatened action, suit, investigation or proceeding, arising out of or relating to the performance by the Chief Executive Officer and Chief Financial Officer of services for, or the acting by the Chief Executive Officer and Chief Financial Officer as a director, officer or executive of, the Company, or any subsidiary of the Company. Any fees or other necessary expenses incurred by the Chief Executive Officer and Chief Financial Officer in defending any such action, suit, investigation or proceeding shall be paid by the Company in advance, subject to the Company’s right to seek repayment from the Chief Executive Officer and Chief Financial Officer if a determination is made that the Chief Executive Officer and Chief Financial Officer were not entitled to indemnification.

Potential Payments Upon Termination or Change in Control

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our capital stock as of December 31, 2024 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our current executive officers and directors as a group.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in a footnote to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 29,093,289 shares of our Common Stock outstanding on December 31, 2024, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for the following stockholders is care of: ConnectM Technology Solutions, Inc., 2 Mount Royal Avenue, Suite 550, Marlborough, Massachusetts 01752.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Class
Directors and Executive Officers
Bala Padmakumar(2)	1,968,248	6.8%
Bhaskar Panigrahi(5)	4,206,043	14.5%
Girish Subramanya	431,775	1.5%
Kevin Stateham(3)	24,967	*
Mahesh Choudhury(4)	337,566	*
Gautam Barua	—
Kathy Cuocolo	25,000	*
Stephen Markscheid	25,000	*
All directors and executive officers of ConnectM as a group (eight individuals)	7,118,599	24.5%
Five Percent Holders of ConnectM:
Bala Padmakumar(2)	1,968,248	6.8%
Bhaskar Panigrahi(5)	4,206,043	14.5%
SriSid, LLC	2,507,767	8.6%
Arumilli, LLC	1,400,342	4.8%
Win-Light Capital, Co.	1,995,126	6.9%
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following individuals is c/o ConnectM Technology Solutions, Inc., 2 Mount Royal Ave., Suite 550, Marlborough, MA 01752.
(2)	Monterrey Acquisition Sponsor, LLC, (“MAS”), is the record holder of the securities reported herein. Bala Padmakumar is the managing member of MAS. Mr. Padmakumar shares voting and dispositive power over the founder shares held by MAS and may be deemed to beneficially own such shares. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The post-business combination shares include 3,790 ,000 shares issuable pursuant to warrants that will be exercisable following the business combination.
(3)	Consists of 24,910 shares issuable pursuant to stock options exercisable within 60 days of the date hereof.
(4)	Includes 77,620 shares issuable pursuant to stock options exercisable within 60 days of the date hereof.
(5)	Consists of (i) 3,593,921 shares held by Avanti Holdings LLC, (ii) 415,045 shares held by Mr. Panigrahi and (iii) 128,133 shares held by Southwood Partners LP. Mr. Panigrahi is a controlling equityholder of Avanti Holdings LLC and Southwood Partners LP.

Therefore, Mr. Panigrahi may be deemed to have voting power and dispositive power over the shares held by Avanti Holdings LLC and Southwood Partners LP.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described under “Executive and Director Compensation” and “Management,” the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:

●	we have been or are to be a participant;
●	the amount involved exceeded or will exceed $120,000; and
●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Lock-up Agreement

In connection with the Business Combination, we have entered into lock-up agreements with certain of our shareholders restricting the transfer of their shares received as Merger consideration or any securities convertible into or exercisable or exchangeable for shares of Common Stock owned by them nor make any demand for or exercise any right with respect to the registration of such lock-up securities from and after the closing of the Business Combination. The restrictions under the lock-up agreements began at the closing of the Business Combination and end six (6) months from the Closing Date.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested independent directors, or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm, or other firm that commonly provides valuation opinions, that the business combination is fair to our stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Limitation on Liability and Indemnification of Directors and Officers

Our bylaws provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended.

Notwithstanding the foregoing, as set forth in our bylaws, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described in this Report.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act (and is, therefore, unenforceable.).

Certain Relationships and Related Person Transactions

The following is a description of certain relationships and transactions that exist or have existed or that ConnectM has entered into, in each case since January 1, 2023, with its directors, executive officers, or stockholders who are known to ConnectM to beneficially own more than five percent of its voting securities and their respective affiliates and immediate family members.

Sponsor of MCAC

In connection with the closing of the Business Combination, the Company assumed unsecured promissory notes totaling approximately $555,000 that are non-interest bearing and due on demand and advances totaling approximately $132,000 that are non-interest bearing and due on demand with the Sponsor of MCAC. During September 2024, the Company entered into a note conversion agreement with the Sponsor of MCAC in which the Company converted the outstanding principal on unsecured promissory notes and certain other liabilities owed to the note holders into shares of the Company’s common stock at a conversion price of $2.00 per share with a one-time share reset adjustment (see Note 14), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for each individual lender. In connection with these agreements, approximately $555,000 of unsecured promissory notes and approximately $132,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 343,248 shares of the Company’s common stock (see Note 12).

In connection with the conversion agreement, the Sponsor of MCAC received a one-time share reset adjustment that were subsequently settled during the quarter ended March 31, 2025 through the issuance of 205,949 shares of the Company’s common stock (see Note 14). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment was approximately $158,000 and was included as a component of derivative liabilities on the accompanying consolidated balance sheets. For the year ended December 31, 2024, the Company recorded a change in fair value on these derivative liabilities of $26,000, which was included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

Related Party Investors

Immediately following the note conversion agreements in September 2024 with secured promissory note holders in which the Company converted the outstanding principal on the secured promissory notes, including accrued and unpaid interest, and certain other liabilities owed to the note holders into shares of the Company’s common stock (see Note 11), the ownership percentage of the Company’s common stock of two individual lenders individually exceeded 5.0%, triggering a related party relationship. These two lenders are collectively referred to as the Related Party Investors.

In connection with the conversion agreements, each Related Party Investor received a one-time share reset adjustment that were subsequently settled during the quarter ended March 31, 2025 through the issuance of 1,460,130 and 795,675 shares of the Company’s common stock (see Note 14). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment granted to each Related Party Investor was approximately $1,146,000 and $624,000 and were included as a component of derivative liabilities on the accompanying consolidated balance sheets. For the year ended December 31, 2024, the Company recorded a change in fair value on these derivative liabilities of $192,000 and $104,000, which were included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

The Related Party Investors collectively own 100% of an entity that has controlling interest in four customers within the managed solutions operating segment (the “Related Party Managed Solutions Customers”). The Company acquired one of these customers, GEG, in October 2024 from the entity owned by Related Party Investors (see Note 6). From the period between when the related party relationship was triggered in September 2024 through December 31, 2024, the Company earned revenue totaling approximately $644,000, incurred cost of revenues totaling approximately $188,000, and incurred selling, general and administrative expenses totaling approximately $517,000 from the remaining three Related Party Managed Solutions Customers. As of December 31, 2024, the Company was owed approximately $349,000 for managed services from the Related Party Managed Solutions Customers, which was included as a component of accounts receivable on the accompanying consolidated balance sheets and approximately $102,000 for working capital advances from the Related Party Managed Solutions Customers, which was included as a component of working capital advances on the accompanying consolidated balance sheets. As of December 31, 2024, the Company owed approximately $28,000 to the Related Party Managed Solutions Customers.

Prior to the date the related party relationship was triggered, each Related Party Investors had entered into secured promissory notes that remained outstanding as of December 31, 2024 totaling $1,750,000 and $1,400,000 and were included as a component of debt, net on the accompanying consolidated balance sheets. Accrued interest on the notes remaining outstanding as of December 31, 2024 totaled approximately $384,000 and $289,000 and are included as a component of accrued expenses on the accompanying consolidated balance sheets.

Avanti Notes

In September 2016, the Company entered into an unsecured promissory note with a company owned by the Company’s Chief Executive Officer (the “Related Party Lender”) for an original principal sum of INR 16,500,000 ($192,761 at December 31, 2024) (the “2016 Promissory Note”). The note bears annual interest of 14.0%. The note does not have a maturity date and the full note balance is to be paid over time in amounts determined by the Company.

In July 2024, the Company borrowed an additional INR 8,300,000 ($96,965 at December 31, 2024) from the Related Party Lender (the “2024 Promissory Note”). The loan bears interest at 14.0% and matures in July 2031. The principal and accrued interest is due in full at maturity.

Total interest expense recognized on the promissory notes with the Related Party Lender totaled INR 1,525,193 and INR 994,022 ($18,209 and $14,890, respectively) for the years ended December 31, 2024 and 2023, respectively. Total interest accrued was INR 8,414,431 and INR 6,240,004 ($98,301 and $67,462, respectively), as of December 31, 2024 and 2023, respectively, and was recorded as a component of accrued expenses on the accompanying consolidated balance sheets.

Related Party Lender

Following the closing of the Business Combination on July 12, 2024 which triggered the conversion of certain convertible notes, a noteholder’s ownership percentage of the Company’s common stock exceeded 5.0%, triggering a related party relationship.

On October 10, 2024, the Company issued this related party a convertible note with a principal amount of $800,000. The note has an interest rate of 20% and a maturity date of April 8, 2025. The note is convertible during the first 90 days after issuance at a conversion price of $1.10. The Company accounts for these convertible notes using the fair value option. As of December 31, 2024, the carrying amount of the note and accrued interest was $800,000 and $35,945, respectively. As of December 31, 2024, the fair value of this note was approximately $837,000.

On October 10, 2024, the Company issued this related party a convertible note with a principal amount of $400,000. The note has an interest rate of 20% and a maturity date of June 1, 2025. The note is convertible during the first 90 days after issuance at a conversion price of $1.10. The Company accounts for these convertible notes using the fair value option. As of December 31, 2024, the carrying amount of the note and accrued interest was $400,000 and $6,137, respectively. As of December 31, 2024, the fair value of this note was approximately $418,000.

ConnectM’s audit committee will approve only those transactions that it determines are fair to ConnectM and in ConnectM’s best interests.

We have determined that each of Ms. Cuocolo, Mr. Markscheid and Mr. Barua qualify as an independent director, as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services by Adeptus Partners, LLC for the audit of the Company’ financial statements and fees billed for audit-related services, tax services and all other services for the years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees*	$279,000	$385,000
Audit Related Fees**	$—	$—
Tax fees***	$—	$—

*     Audit Fees: Refers to fees billed for professional services rendered in connection with the audit of our financial statements as of and for the years ended December 31, 2024 and 2023, quarterly reviews, the reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

**   Audit-Related Fees: Refers to fees billed outside of the scope of the engagement letter for the audit which are reasonably related to the performance of the audit or review of our consolidated financial statements for the years ended December 31, 2024 and 2023.

***	Tax Fees: Refers to fees for tax compliance services, including preparation of federal and state income tax returns, and tax payment and planning advice.

Pre-Approval Policy

All of the above services were approved by the Audit Committee. In accordance with the Sarbanes-Oxley Act of 2002, as amended, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. On an ongoing basis, management defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of our independent registered public accounting firm for such services.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K:

A.	Financial Statements

FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA INDEX TO FINANCIAL STATEMENTS

Financial Statements of ConnectM Technology Solutions, Inc.

B.	The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No	Description
2.1

Agreement and Plan of Merger dated as of December 31, 2022, by and among Monterey Capital Acquisition Corporation, Chronos Merger Sub, Inc. and ConnectM Technology Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on January 3, 2023)

2.2

First Amendment to the Agreement and Plan of Merger dated as of October 12, 2023, by and among Monterey Capital Acquisition Corporation, Chronos Merger Sub, Inc. and ConnectM Technology Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on October 16, 2023)

2.3

Second Amendment to the Agreement and Plan of Merger dated as of April 12, 2024, by and among Monterey Capital Acquisition Corporation, Chronos Merger Sub, Inc. and ConnectM Technology Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on April 12, 2024)

2.4	Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Current report on Form 8-K filed by the registrant on August 6, 2024)
3.1

Second Amended and Restated Certificate of Incorporation of ConnectM Technology Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed by the registrant on July 18, 2024).

3.2

Amended and Restated Bylaws of ConnectM Technology Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 18, 2024)

3.3

Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock filed on May 5, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 23, 2025)

3.4

Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock filed on May 5, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 23, 2025)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 18, 2024)
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)
4.3

Warrant Agreement, dated May 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2022)

4.4*	Description of Securities
10.1

Form of Indemnification Agreement of ConnectM Technology Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.2

Amended and Restated Registration Rights Agreement, dated July 12, 2024 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

Exhibit No	Description
10.3	Legacy ConnectM 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)
10.4

ConnectM Technology Solutions, Inc. 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.5

Letter Agreement, dated May 10, 2022, by and among Monterey Capital Acquisition Corporation and certain security holders, officers and directors of Monterey Capital Acquisition Corporation (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.6

Private Placement Warrant Purchase Agreement, dated May 10, 2022, by and between Monterey Capital Acquisition Corporation and Monterrey Acquisition Sponsor, LLC (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.7

Standard Form Commercial Lease, dated as of October, 2022, by and between Sunrise Nominee Trust and Aurai LLC (f/k/a ConnectM Technologies, LLC) (dba Bourque Heating and Cooling Co. Inc.) (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.8

Standard Form Commercial Lease, dated as of February 25, 2018, by and between Maplewood Cutter, LLC and Cazeault Solar & Home LLC, as amended by that certain Letter, dated as of June 8, 2022, by and between Maplewood Cutter, LLC and Cazeault Solar & Home LLC (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.9

Lease, dated as of October 31, 2006, by and between Hovey Realty Corporation and Cazeault Solar & Home LLC (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.10

Commercial Lease, dated as of May 1, 2019, by and between CB Equities Mt Royal LLC and Legacy ConnectM (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.11

Leave and License Agreement, dated September 30, 2020, by and between Sree Ramulu Raju and ConnectM Technology Solutions Private Limited (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.12

Rental Agreement, dated December 1, 2021, by and between Rajesh S. Gowda and ConnectM Technology Solutions Private Limited (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.13

Lease Agreement dated April 3, 2023, by and between AirFlow Service Company, Inc. and Wellington Business Center LLC (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.14

Warehouse & Fulfillment Services Agreement, dated December 27, 2016, by and between Vnetek Communications, LLC dba Northeast 3PL and Legacy ConnectM (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.15

Promissory Note, dated February 22, 2022, issued by Legacy ConnectM, in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.16

Promissory Note, dated February 22, 2022, issued by Legacy ConnectM, in favor of SriSid LLC (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.17

Secured Subordinated Promissory Note, dated May 18, 2021, issued by ConnectM Babione LLC in favor of Douglas Pence (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.18

Promissory Note, dated May 31, 2022, issued by Aurai LLC (f/k/a ConnectM Technology Solutions LLC) in favor of George A. Neighoff (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.19

Secured Subordinated Promissory Note, dated February 28, 2022, issued by Aurai LLC (f/k/a ConnectM Technology Solutions LLC) in favor of Robert G. Bourque and Lise Bourque (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.20

Secured Subordinated Promissory Note, dated January 24, 2022, issued by Aurai LLC (f/k/a ConnectM Technology Services, LLC) in favor of Timothy Sanborn (Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.21

Secured Subordinated Promissory Note, dated January 24, 2022, issued by Aurai LLC (f/k/a ConnectM Technology Services, LLC) in favor of Russell Cazeault (Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

Exhibit No	Description
10.22

Loan Authorization and Agreement, Small Business Administration Loan #8512657807, Application #3302062637, Doc #L-01-2884676-01, dated July 30, 2021, amending that certain Loan Authorization and Agreement, Small Business Administration Loan #8512657807, Application #3302062637, Doc #L-01-2884676-01, dated June 5, 2020, by and between Legacy ConnectM and the Small Business Administration (Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024).

10.23

Management Services Agreement, dated January 24, 2022, by and between Cazeault Solar & Home, LLC and Timothy J. Sanborn (Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.24

Promissory Note, dated August 22, 2023, issued by Monterey Capital Acquisition Corporation in favor of Legacy ConnectM (Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.25

Promissory Note, dated October 23, 2023, issued by Monterey Capital Acquisition Corporation in favor of Legacy ConnectM (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.26

Promissory Note, dated November 16, 2023, issued by Monterey Capital Acquisition Corporation in favor of Legacy ConnectM (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.27

Promissory Note, dated January 24, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.28

Promissory Note, dated March 1, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.29

Promissory Note, dated April 10, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.30

Promissory Note, dated May 3, 2023, issued by Legacy ConnectM in favor of Sreenivasa Rao Nalla (Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.31

Promissory Note, dated May 5, 2023, issued by Legacy ConnectM in favor of Ashish Kulkarni (Incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.32

Promissory Note, dated July 18, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.33

Promissory Note, dated July 26, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.34

Promissory Note, dated August 2, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.35

Promissory Note, dated August 2, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.45 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.36

Promissory Note, dated September 15, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.37

Promissory Note, dated September 25, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.38

Promissory Note, dated October 19, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.39

Promissory Note, dated October 27, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

Exhibit No	Description
10.40

Promissory Note, dated November 9, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.40 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.41

Promissory Note, dated November 10, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.42

Promissory Note, dated November 13, 2023, issued by Legacy ConnectM in favor of Ashish Kulkarni (Incorporated by reference to Exhibit 10.42 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.43

Promissory Note, dated December 15, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.43 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.44

Promissory Note, dated December 15, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.45

Promissory Note, dated April 10, 2024, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.45 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.46

Promissory Note, dated April 23, 2024, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.46 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.47

Promissory Note, dated May 6, 2024, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.48

Promissory Note, dated May 8, 2024, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.48 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.49

Promissory Note, dated May 16, 2024, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.49 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.50

Promissory Note, dated May 20, 2024, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.50 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.51

Promissory Note, dated June 1, 2024, issued by Legacy ConnectM in favor of Dinesh Tanna (Incorporated by reference to Exhibit 10.51 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.52

Promissory Note, dated June 10, 2024, issued by Legacy ConnectM in favor of Ashish Kulkarni (Incorporated by reference to Exhibit 10.52 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.53

Promissory Note, dated June 17, 2024, issued by Legacy ConnectM in favor of Satish K Tadikonda Trust. (Incorporated by reference to Exhibit 10.53 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.54

Promissory Note, dated June 17, 2024, issued by Legacy ConnectM in favor of Kanu Patel (Incorporated by reference to Exhibit 10.54 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.55

Promissory Note, dated June 20, 2024, issued by Legacy ConnectM in favor of Vikas Desai (Incorporated by reference to Exhibit 10.55 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.56

Credit Agreement, dated February 18, 2022, by and among Legacy ConnectM, SriSid LLC, and Arumilli LLC (Incorporated by reference to Exhibit 10.56 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.57

Security and Intercreditor Agreement, dated February 22, 2022, by and among Legacy ConnectM, SriSid LLC, and Arumilli LLC (Incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.58

Promissory Note, dated December 29, 2022, issued by ConnectM Florida RE LLC in favor of RJZ Holdings LLC (Incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

Exhibit No	Description
10.59

Secured Promissory Note, dated December 28, 2022, issued by Aurai LLC in favor of Robert J. Zrallack (Incorporated by reference to Exhibit 10.59 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.60

Promissory Note, dated November 28, 2022, issued by Legacy ConnectM, in favor of SriSid LLC (Incorporated by reference to Exhibit 10.60 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.61

Promissory Note, dated January 18, 2024, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.61 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.62

Promissory Note, dated February 2, 2024, issued by Legacy ConnectM in favor of IT Corpz, Inc (Incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.63

Promissory Note, dated March 13, 2024, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.64	Amendment to Forward Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by the registrant on August 6, 2024)
10.65

Note Conversion Agreement by and between the Company and Arumilli LLC, dated as of September 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by the registrant on September 17, 2024)

10.66

Note Conversion Agreement by and between the Company and SriSid LLC, dated as of September 12, 2024 (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed by the registrant on September 17, 2024)

10.67

Standby Equity Purchase Agreement dated as of December 17, 2024 by and between the Company and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by the registrant on December 26, 2024)

10.68

Note Conversion Agreement by and between the Company and Sree Nalla, an individual, dated as of September 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.69

Note and Payable Conversion Agreement by and between the Company and IT Corpz Inc., dated as of September 24, 2024 (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.70

Note Conversion Agreement by and between the Company and Monterrey Acquisition Sponsor LLC, dated as of September 24, 2024 (incorporated by reference to Exhibit 10.3 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.71

Debt Conversion Agreement by and between the Company and MZHCI, LLC, dated as of November 13, 2024 (incorporated by reference to Exhibit 10.4 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.72

Debt Conversion Agreement by and between the Company and George A. Neighoff, an individual, dated as of November 13, 2024 (incorporated by reference to Exhibit 10.5 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.73

Debt Conversion Agreement by and between the Company and KLR Holdings Inc., dated as of December 1, 2024 (incorporated by reference to Exhibit 10.6 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.74

Debt Conversion Agreement by and between the Company and Libertas Funding LLC, dated as of September 24, 2024 (incorporated by reference to Exhibit 10.7 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.75

Marketing Services Agreement by and between the Company and Outside Box Capital Inc., dated as of July 25, 2024 (incorporated by reference to Exhibit 10.8 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.76

Services Agreement by and between the Company and Jamal Khurshid, an individual, dated December 1, 2024(incorporated by reference to Exhibit 10.9 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.77

Services Agreement by and between the Company and LU2 Holdings, LLC, dated December 1, 2024(incorporated by reference to Exhibit 10.10 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

Exhibit No	Description
10.78

Capital Markets Advisory Agreement by and between the Company and Roth Capital Partners LLC, dated July 16, 2024 (incorporated by reference to Exhibit 10.11 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.79

Transfer Agreement by and between the Company and Srimulli Renewable LLC, dated October 1, 2024 (incorporated by reference to Exhibit 10.12 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.80

Transfer Agreement by and between the Company and Gregory Kendall, an individual, dated October 1, 2024 (incorporated by reference to Exhibit 10.13 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.81

Settlement Agreement by and between the Company and Benjamin Securities, Inc., dated October 2, 2024 (incorporated by reference to Exhibit 10.14 to the Current report on Form 8-K filed by the registrant on February 10, 2025)

10.82

Convertible Promissory Note, dated December 17, 2024, between ConnectM and YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed by the registrant on December 26, 2024)

10.83

Registration Rights Agreement, dated December 17, 2024, between ConnectM and YA II PN, LTD. (incorporated by reference to Exhibit 10.3 to the Current report on Form 8-K filed by the registrant on December 26, 2024)

10.84

Termination Agreement dated as of April 2, 2025, by and among (i) Meteora Special Opportunity Fund I, LP, (ii) Meteora Capital Partners, LP, (iii) Meteora Select Trading Opportunities Master, LP, and (iv) ConnectM (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by the registrant on April 18, 2025)

14.1*	Code of Ethics
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Includes the following financial and related information on Form 10-K as of and for the 12 months ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-X formatted in Inline XBRL.
*	Filed herewith

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	ConnectM Technology Solutions, Inc.

By (Signature and Title) Bhaskar Panigrahi, Chief Executive Officer and Chairman

Date August 04, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bhaskar Panigrahi	Chief Executive Officer; Chairman	August 04, 2025
Bhaskar Panigrahi	(Principal Executive Officer)

/S/ Jeff Ervin	Interim Chief Financial Officer	August 04, 2025
Jeff Ervin	(Principal Financial Officer)

/S/ Bala Padmakumar	Vice Chairman	August 04, 2025
Bala Padmakumar

/S/ Kathy Cuocolo	Director	August 04, 2025
Kathy Cuocolo

/S/ Stephen Markscheid	Director	August 04, 2025
Stephen Markscheid

/S/ Gautam Barua	Director	August 04, 2025
Gautam Barua

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ConnectM Technology Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ConnectM Technology Solutions, Inc.  (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a net loss from operations, negative cash flows from operations, and an accumulated deficit and that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ Adeptus Partners, LLC

PCAOB ID: 3686

Ocean, New Jersey

August 4, 2025

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets
Cash	$2,407,843	$1,160,368
Accounts receivable	1,897,471	684,788
Contract asset	206,750	343,646
Convertible note receivable, related party	—	445,000
Inventories	550,695	277,343
Deferred offering costs	—	1,297,101
Other receivable, related party	—	2,491,431
Forward purchase agreement derivative asset	1,471,000	—
Working capital advances	266,831	—
Prepaid expenses and other current assets	1,530,842	695,738
Total current assets	8,331,432	7,395,415
Right-of-use asset – operating lease	221,479	283,634
Right-of-use asset – finance lease	130,774	252,231
Property, plant and equipment, net	936,573	1,137,699
Goodwill	1,728,108	2,246,619
Intangible assets, net	1,408,176	1,840,875
Total Assets	$12,756,542	$13,156,473
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$10,497,488	$3,859,737
Accrued expenses and other current liabilities	3,207,233	1,660,573
Contingent consideration	259,243	57,694
Debt, net of debt discount	7,019,499	12,021,017
Convertible debt, at fair value	8,542,323	2,178,685
Derivative liabilities	4,229,478	—
Operating lease liability	117,120	114,690
Finance lease liability	103,392	99,105
Contract liabilities	602,469	1,120,817
Total current liabilities	34,578,245	21,112,318
Debt, net of current portion	1,303,665	1,150,481
Operating lease liabilities, net of current portion	135,239	173,157
Finance lease liabilities, net of current portion	91,726	203,081
Contingent consideration	434,174	—
Total liabilities	36,543,049	22,639,037
Commitments and Contingencies (Note 19)
Stockholders’ Deficit:
Preferred stock Series A, $0.001 par value, 10,000,000 shares authorized as of December 31, 2024 and 2023 no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized as of December 31, 2024 and 2023, respectively, 29,093,289 and 13,338,437 issued and outstanding as of December 31, 2024 and 2023, respectively	2,910	1,334
Additional paid-in-capital	20,152,919	13,288,174
Accumulated deficit	(45,426,099)	(22,860,351)
Accumulated other comprehensive income	166,007	114,624
Total ConnectM Technology Solutions, Inc.'s stockholders’ deficit	(25,104,263)	(9,456,219)
Noncontrolling interest	1,317,756	(26,345)
Total stockholders’ deficit	(23,786,507)	(9,482,564)
Total liabilities and stockholders’ deficit	$12,756,542	$13,156,473

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
Revenues	$22,652,885	$19,972,239
Costs and expenses:
Cost of revenues	16,706,177	14,934,962
Selling, general and administrative expenses	15,145,429	12,320,295
Loss on impairment	2,403,628	181,853
Total costs and expenses	34,255,234	27,437,110
Loss from operations	(11,602,349)	(7,464,871)
Other income (expense):
Interest expense	(2,714,048)	(1,431,354)
Loss on extinguishment of debt	(1,645,443)	(370,320)
Gain on extinguishment of debt	2,257,638	—
Change in fair value of convertible debt	(1,707,747)	25,446
Change in fair value of contingent consideration	(59,723)	—
Change in fair value of derivative liabilities	(187,428)	—
Change in fair value of forward purchase agreement	(8,254,390)	—
Day one gain on issuance of SEPA	134,886	—
Gain on forward purchase agreement modification	1,453,891	—
Loss on forward purchase agreement modification	(266,655)
Other expense	(34,413)	—
Other income	117,573	42,245
Total other expense, net	(10,905,859)	(1,733,983)
Net loss	(22,508,208)	(9,198,854)
Less: net income (loss) attributable to noncontrolling interests	57,540	(49,188)
Net loss attributable to ConnectM Technology Solutions, Inc.	$(22,565,748)	$(9,149,666)
Other comprehensive income (loss):
Foreign currency translation adjustment	51,383	97,613
Comprehensive loss before noncontrolling interests	(22,514,365)	(9,052,053)
Less: comprehensive loss (income) attributable to noncontrolling interests	57,540	(49,188)
Comprehensive loss attributable to ConnectM Technology Solutions, Inc.	$(22,571,905)	$(9,002,865)

Weighted average shares outstanding of Common Stock	19,071,591	13,338,437
Basic and diluted net loss per share of Common Stock	$(1.18)	$(0.69)

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

															Accumulated	ConnectM
	Preferred Shares subject to Possible Redemption														Other	Technology
	Series Seed		Series Seed‑1		Series A‑1		Series B‑1		Series B‑2				Additional		Comprehensive	Solutions, Inc.'s		Total
	Preferred		Preferred		Preferred		Preferred		Preferred		Common Stock		Paid-In	Accumulated	Income	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Deficit	interest	Deficit
Balance, as of December 31, 2022	644,030	$2,200,000	91,120	$292,625	743,068	$3,195,192	649,843	$3,983,538	142,730	$2,310,929	1,588,141	$159	$1,306,658	$(13,710,685)	$17,011	$(12,386,857)	$22,843	$(12,364,014)
Retroactive application of recapitalization	(644,030)	(2,200,000)	(91,120)	(292,625)	(743,068)	(3,195,192)	(649,843)	(3,983,538)	(142,730)	(2,310,929)	11,750,296	1,175	11,981,109	—	—	11,982,284	—	11,982,284
Adjusted balance, as of December 31, 2022	—	—	—	—	—	—	—	—	—	—	13,338,437	1,334	13,287,767	(13,710,685)	17,011	(404,573)	22,843	(381,730)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	407	—	—	407	—	407
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	97,613	97,613	—	97,613
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,149,666)	—	(9,149,666)	(49,188)	(9,198,854)
Balances, as of December 31, 2023	—	—	—	—	—	—	—	—	—	—	13,338,437	1,334	13,288,174	(22,860,351)	114,624	(9,456,219)	(26,345)	(9,482,564)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	525	—	—	525	—	525
Stock-based compensation to employees	—	—	—	—	—	—	—	—	—	—	16,607	1	34,999	—	—	35,000	—	35,000
Shares issued for services	—	—	—	—	—	—	—	—	—	—	885,000	89	1,729,261	—	—	1,729,350	—	1,729,350
Shares issues for settlement	—	—	—	—	—	—	—	—	—	—	125,000	13	133,737	—	—	133,750	—	133,750
Shares issued for acquisition of Green Energy Gains	—	—	—	—	—	—	—	—	—	—	160,000	16	161,424	—	—	161,440	—	161,440
Non-controlling unit ownership change	—	—	—	—	—	—	—	—	—	—	—	—	50,931	—	—	50,931	(759)	50,172
Business combination recapitalization net of transaction costs	—	—	—	—	—	—	—	—	—	—	6,701,421	670	(6,673,642)	—	—	(6,672,972)	—	(6,672,972)
Conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	1,067,592	107	3,779,116	—	—	3,779,223	—	3,779,223
Shares issued in connection with debt settlements	—	—	—	—	—	—	—	—	—	—	6,534,776	654	7,460,920	—	—	7,461,574	—	7,461,574
Issuance of common stock for Standby Equity Purchase Agreement	—	—	—	—	—	—	—	—	—	—	264,456	26	187,474	—	—	187,500	—	187,500
Minority Interest Resulting from DC Acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,287,320	1,287,320
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	51,383	51,383	—	51,383
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,565,748)	—	(22,565,748)	57,540	(22,508,208)
Balances, as of December 31, 2024	—	—	—	—	—	—	—	—	—	—	29,093,289	2,910	20,152,919	(45,426,099)	166,007	(25,104,263)	1,317,756	(23,786,507)

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(22,508,208)	$(9,198,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	745,741	776,397
Amortization of debt discount	137,615	346,557
Stock-based compensation expense	525	407
Shares issued for service	837,473	—
Share issued for SEPA	187,500	—
Share issues for settlement of expenses	133,750	—
Stock-based compensation to employees	35,000	—
ROU amortization on finance leases	121,457	118,851
ROU amortization on operating leases	172,974	168,995
Provision for inventory shrinkage	23,926	187,098
Bad debt expense	187,633	71,173
Impairment loss	2,403,628	181,853
Loss (gain) on disposal of property, plant and equipment	(843)	(22,008)
Loss on extinguishment of debt	1,645,443	370,320
Gain on extinguishment of debt	(2,257,638)	—
Change in fair value of convertible debt	1,707,747	(25,446)
Change in fair value of forward purchase agreement	8,254,390	—
Gain on modification of forward purchase agreement	(1,572,236)	—
Day one gain on issuance of SEPA and convertible note	(134,886)	—
Change in fair value of contingent consideration	59,723	—
Change in fair value of derivative liabilities	187,428	—
Loss on modification of forward purchase agreement	385,000	—
Changes in operating assets and liabilities:
Accounts receivable	(767,292)	406,911
Contract asset	136,896	(343,646)
Inventory	(293,434)	191,623
Prepaid expenses and other current assets	139,452	(250,405)
Accounts payable	3,381,318	1,006,007
Accrued expenses	1,622,271	1,080,972
Operating lease liabilities	(146,307)	(166,060)
Working Capital Advance	(266,831)	—
Contract liabilities	(518,348)	477,563
Net cash used in operating activities	$(5,959,133)	$(4,621,692)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,044)	(41,771)
Proceeds from sale of property and equipment	13,000	56,648
Issuance of convertible note receivable	—	(445,000)
Purchase of additional noncontrolling shares	(60,000)	—
Cash acquired from acquisition of businesses, net of purchase price paid	152,482	—
Cash paid for capitalized software development costs	(186,103)	(35,588)
Net cash used in investing activities	$(107,665)	$(465,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Business Combination	35,770,959	—
Payment for reimbursement of consideration shares related to the Forward Purchase Agreement payment	(36,727,814)	—
Reimbursement for Recycled Shares related to Forward Purchase Agreement	1,000,000	—
Proceeds from the issuance of debt	6,614,400	9,047,344
Proceeds from the issuance of convertible notes	4,940,000	—
Cash paid for debt issuance costs	(1,015,114)	—
Payments of deferred offering costs	—	(984,857)
Repayments of debt	(2,262,401)	(2,153,487)
Repayments of convertible debt	(50,000)	—
Advance to Monterey Capital Acquisition Corporation	(1,933,695)	(2,491,431)
Proceeds from issuance of convertible notes	—	900,000
Advance from Lender	1,057,275	—
Payment on finance leases	(107,068)	(90,409)
Net cash provided by financing activities	$7,286,542	$4,227,160
Effect of exchange rate changes on cash and cash equivalents	27,731	97,280
Increase (decrease) in cash and cash equivalents	1,247,475	(762,964)
Cash, beginning of year	1,160,368	1,923,332
Cash, end of year	$2,407,843	$1,160,368
Supplemental disclosures of cash flow information:
Cash paid for interest	1,057,138	375,304
Cash paid for taxes	—	—
Supplemental disclosures of noncash financing information:
Right-of-use asset, operating acquired	110,819	199,848
Right-of-use asset, finance acquired	—	55,057
Derivative liabilities issued in connection with extinguishment of obligations to lenders and vendors through issuance of common stock	4,042,050	—
Conversion of convertible debt to common stock	3,779,223	—
Carrying value of debt exchanged in connection with acquisition of noncontrolling shares	110,172	—
Common stock issued as consideration to acquire a business	161,440	—
Vehicles acquired through issuance of debt	36,823	317,020
Debt extinguished through repossession of vehicle	22,839	—
Vendor obligation exchanged for debt instrument	119,000	—
Deferred offering costs included in accounts payable	—	774,485
Common stock issued for prepaid expenses	891,827	—
Unpaid purchase price of acquisition	170,000	—
Shares issues in connection with debt conversion agreements	7,461,573	—
Recapitalization of non-controlling interest	110,172	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND OPERATIONS

ConnectM Technology Solutions, Inc. (the “Company”), a Delaware corporation, who conducts its operations through its subsidiaries, is a constellation of companies offering solutions to its customers for the (i) decarbonization of homes and businesses using its AI-driven energy intelligence platform, (ii) facilitation of business-to-business transportation for products using contracted drivers through its online and mobile last mile local delivery platform, and (iii) management of connected operations using its industrial internet of things (“IIoT”) platform. The Company also provides a managed solutions service offering that includes human resources management, procurement services, omnichannel marketing and lead generation services and access to working capital loans to improve operating efficiencies and enhance profitability. The platforms and software that are used to deliver the solutions harvest data that is transformed into insights that its customers are able to access and use for analysis and action. The Company earns revenue outside the United States from its Transportation segments.

The Company also offers physical products as part of its solutions offerings, including an AI-driven intelligent heat pump system for use in the decarbonization of homes and businesses solution and display clusters, digital control units and vehicle control units used in the management of connected operations solution.

On July 12, 2024 (the “Closing Date”), Monterey Capital Acquisition Corporation (“MCAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectM Technology Solutions, Inc. (“Legacy ConnectM”). Pursuant to the Merger Agreement, MCAC acquired all of the issued and outstanding shares of common stock from the Legacy ConnectM shareholders (the “Business Combination”) in exchange for 14,500,000 shares of ConnectM’s common stock (the “Share Consideration”) (see Note 5). On the Closing Date, and in connection with the closing of the Merger Agreement, MCAC changed its name to ConnectM Technology Solutions, Inc (“ConnectM”) and the Company’s common stock began trading on the NASDAQ under the ticker symbol CNTM.

In connection with the closing of the Business Combination, the then-outstanding shares of common stock of Legacy ConnectM, were converted into shares of the common stock of the Company at an exchange ratio of approximately 3.3214 shares of Company common stock for each share of Legacy ConnectM common stock (the “Exchange Ratio”)

Legacy ConnectM was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The determination was primarily based on Legacy ConnectM’s shareholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy ConnectM’s ability to exert control over the majority of the board of directors of the combined company, Legacy ConnectM’s ability to maintain control of the board of directors on a go-forward basis, Legacy ConnectM’s senior management comprising the senior management of the combined company; and Legacy ConnectM’s operations prior to the Business Combination comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy ConnectM issuing stock for the net assets of MCAC, accompanied by a recapitalization. The net assets of MCAC were stated at fair value, with no goodwill or other intangible assets recorded.

While MCAC was the legal acquirer in the Business Combination, because Legacy ConnectM was deemed the accounting acquirer, the historical financial statements of Legacy ConnectM became the historical financial statements of the combined company, upon consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy ConnectM prior to the Business Combination; (ii) the combined results of MCAC and Legacy ConnectM following the closing of the Business Combination; (iii) the assets and liabilities of Legacy ConnectM at their historical cost; and (iv) the Company’s equity structure for all periods presented.

Basis of presentation and principles of consolidation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries over which the Company exercises control. All significant intercompany accounts, transactions and profits and losses were eliminated in consolidation. The Company also consolidated variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest: The portion of equity not owned by the Company in entities controlled and consolidated by the Company are presented as noncontrolling interest and classified as a component of consolidated stockholders’ deficit, separate from total stockholders’ deficit on the Company’s consolidated balance sheets. The amount recorded is based on the noncontrolling interest holders’ initial investment, adjusted to reflect the noncontrolling interest holder’s share of earnings or losses from the Company controlled entity, and any distributions received or additional contributions made by the noncontrolling interest holder. The earnings or losses from the entity attributable to noncontrolling interests are reflected in net income attributable to noncontrolling interests on the accompanying consolidated statements of operations and comprehensive loss. All significant intercompany accounts, transactions, and profits and losses were eliminated in consolidation.

NOTE 2. CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Management of the Company determined on April 8, 2025, during the preparation of consolidated financial statements for the year ended December 31, 2024, that there were errors that were material to the Company’s previously issued interim consolidated financial statements for the quarterly period ended September 30, 2024 (the “Restated Period”), as included in the Company’s Quarterly Report on Form 10-Q for such period (the “Prior Filing”) and the Prior Filing needs to be restated. The Company’s Prior Filing, as well as any reports, related to earnings releases, investor presentations or similar communications of the Company’s Prior Filing should no longer be relied upon. Identified errors consisted of the following:

●	Note conversion agreements were entered into during September 2024 that were determined to be debt restructurings requiring recognition as extinguishments and share issuances at the time the conversion agreements were entered into were not accounted for as such. As such, the shares of Company common stock to be issued upon conversion were considered issued and outstanding for accounting purposes irrespective of the timing of when the shares were issued, though not considered issued or outstanding for legal purposes. Accordingly, the shares underlying those agreements were not properly accounted for or disclosed as share issuances and the associated obligations were not properly accounted for or disclosed as extinguishments in the Prior Filing. Additionally, there were embedded derivatives contained within each conversion agreement that were not properly identified, recorded at fair value at issuance, re-measured to fair value at the end of the reporting period, or disclosed in the Prior Filing. This has led to the overstatement of net loss, understatement of common stock, understatement of additional paid-in capital, overstatement of debt, and understatement of derivative liabilities in the Prior Filing.
●	True-up adjustments in the Company’s master service agreements were improperly classified as revenue instead of as a reduction to operating expenses in the Prior Filing. This has led to an overstatement of the Company’s revenue and selling, general and administrative expenses in the Prior Filing.
●	Fees paid on the Forward Purchase Agreement were improperly classified as change in fair value of forward purchase agreement, a component of other income (expense), instead of additional paid-in capital in the Prior Filing. The has led to an overstatement of additional paid-in capital and an overstatement of gain on forward purchase agreement modification in the Prior Filing.
●	Fees that were direct and incremental to the Business Combination were not accrued for as of the Closing Date. This has led to an understatement of accrued expenses and an overstatement of additional paid-in capital in the Prior Filing.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatements on the line items within the previously reported unaudited condensed consolidated financial statement as of and for the nine months ended September 30, 2024 included in the Company’s Form 10-Q filed with the SEC on December 16, 2024 are as follows:

Consolidated Balance Sheet as of September 30, 2024 (unaudited) (in thousands)	As Previously Reported	Adjustment	As Restated
Accrued Expenses	$4,631	$(1,707)	$2,924
Due to Related Party	$686	$(686)	$-
Debt	$15,966	$(8,892)	$7,074
Due to Libertas	$1,057	$(1,057)	$-
Derivative liabilities	$-	$3,925	$3,925
Total current liabilities	$38,649	$(8,417)	$30,232
Total liabilities	$40,775	$(8,417)	$32,358
Common Stock	$2	$1	$3
Additional paid-in capital	$11,425	$6,103	$17,528
Accumulated deficit	$(39,910)	$2,314	$(37,596)
Stockholders’ deficit	$(28,340)	$8,418	$(19,922)
Total stockholders’ deficit	$(27,029)	$8,418	$(18,611)

Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2024 (in thousands)	As Previously Reported	Adjustment	As Restated
Revenues	$6,074	$(77)	$5,997
Selling, general and administrative expenses	$4,900	$(570)	$4,330
Loss from operations	$(3,026)	$493	$(2,533)
Interest expense	$(667)	$(10)	$(677)
Loss on extinguishment of debt	$-	$(952)	$(952)
Gain on extinguishment of debt	$-	$2,258	$2,258
Change in fair value of forward purchase agreement	$(8,575)	$452	$(8,123)
Gain on forward purchase agreement modification	$1,443	$104	$1,547
Change in fair value on derivative liabilities	$-	$(31)	$(31)
Total other income (expense)	$(9,152)	$1,821	$(7,331)
Loss before income taxes	$(12,178)	$2,314	$(9,864)
Net loss	$(12,178)	$2,314	$(9,864)
Net loss attributable to shareholders	$(12,238)	$2,314	$(9,924)
Comprehensive loss	$(12,159)	$2,314	$(9,845)
Comprehensive loss attributable to shareholders	$(12,219)	$2,314	$(9,905)
Basic and diluted net loss per share, common stock	$(0.61)	$0.14	$(0.47)
Weighted average shares outstanding of common stock	20,171,922		21,152,671

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2024 (in thousands)	As Previously Reported	Adjustment	As Restated
Revenues	$17,299	$(918)	$16,381
Selling, general and administrative expenses	$11,773	$(1,411)	$10,362
Loss from operations	$(5,890)	$493	$(5,397)
Interest expense	$(1,820)	$(10)	$(1,830)
Loss on extinguishment of debt	$(592)	$(952)	$(1,544)
Gain on extinguishment of debt	$-	$2,258	$2,258
Change in fair value of forward purchase agreement	$(8,575)	$452	$(8,123)
Gain on forward purchase agreement modification	$1,443	$104	$1,547
Change in fair value on derivative liabilities	$-	$(31)	$(31)
Total other income (expense)	$(11,108)	$1,821	$(9,287)
Loss before income taxes	$(16,998)	$2,314	$(14,684)
Net loss	$(16,998)	$2,314	$(14,684)
Net loss attributable to shareholders	$(17,050)	$2,314	$(14,736)
Comprehensive loss	$(16,969)	$2,314	$(14,655)
Comprehensive loss attributable to shareholders	(17,021)	2,314	(14,707)
Basic and diluted net loss per share, common stock	$(1.09)	$0.17	$(0.92)
Weighted average shares outstanding of common stock	15,643,799		15,973,225

Unaudited Consolidated Statement of Stockholders’ Deficit for the three months ended September 30, 2024 (in thousands)	As Previously Reported	Adjustment	As Restated
Common Stock	$2	$1	$3
Additional paid-in capital	$11,425	$6,103	$17,528
Accumulated deficit	$(39,910)	$2,314	$(37,596)
Stockholders’ deficit	$(28,340)	$8,418	$(19,922)
Total stockholders’ deficit	$(27,029)	$8,418	$(18,611)

Unaudited Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2024 (in thousands)	As Previously Reported	Adjustment	As Restated
Common Stock	$2	$1	$3
Additional paid-in capital	$11,425	$6,103	$17,528
Accumulated deficit	$(39,910)	$2,314	$(37,596)
Stockholders’ deficit	$(28,340)	$8,418	$(19,922)
Total stockholders’ deficit	$(27,029)	$8,418	$(18,611)

Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 (in thousands)	As Previously Reported	Adjustment	As Restated
Net loss	$(16,998)	$2,314	$(14,684)
Loss on extinguishment of debt	$592	$952	$1,544
Gain on extinguishment of debt	$-	$(2,258)	$(2,258)
Change in fair value of forward purchase agreement	$8,575	$(452)	$8,123
Gain on modification of forward purchase agreement	$(1,443)	$(104)	$(1,547)
Change in fair value on derivative liabilities	$-	$31	$31
Net cash used in operating activities	$(3,251)	$483	$(2,768)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.

Emerging growth company: The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts financial assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company’s most significant estimates and judgments involve the identification of intangible assets in business combination, valuation of acquired assets and assumed liabilities in a business combinations, classification of financial instruments as equity or liability, valuation of equity-classified and liability-classified financial instruments, the useful lives of long-lived assets, assumptions used in assessing impairment of long-lived assets, valuation of contingent consideration obligations, and the valuation of convertible debt reported at fair value.

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM focuses on operating (loss) income from operations as the primary measure to manage the business. Segment operating (loss) income from operations is (loss) income before interest expense, other expense, other income, unallocated corporate costs, and income taxes. There are four operating and reportable segments based on the level at which the CODM reviews operating results, assesses performance and makes decisions regarding resource allocation as follows:

(1)	Owned service network segment consists of our owned service providers who serve as a single point solution provider for homeowners and light commercial building owners for their electrification and decarbonization needs, including system design, installation, monitoring, maintenance and repair. The owned service providers use the Company’s technology platform, which provides maintenance, repair, and installation guidance and optimization (the “Technology Platform”), in servicing the homeowners and light commercial building owners.
(2)	Managed solutions segment provides third party residential and light commercial service providers with access to the Technology Platform as well as a selection of servicing offerings that the managed solutions customer can select from, including human resources management, procurement services, omnichannel marketing and lead generation as well as access to short-term working capital loans.
(3)	Logistics segment focuses on the facilitation of business-to-business transportation of heavy goods using the Company’s last mile delivery software.
(4)	Transportation segment focuses on the sale of hardware to original equipment manufacturers (“OEMs”). OEMs have the option to buy access to the Technology Platform to remotely monitor the performance of the hardware.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents: The Company considers all highly liquid instruments with a maturity date of three months or less at the time of purchase and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2024 and December 31, 2023. As of December 31, 2024, the Company had $1,319,078 that exceeded FDIC insurance limits of $250,000.

Fair value measurements: ASC 820, Fair Value Measurements (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 – Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
●	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.
●	Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

An asset’s or a liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following techniques noted in ASC 820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing, and excess earnings models).

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (the “Fair Value Option”). The Fair Value Option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The Company measures the fair value of certain convertible note payables on a recurring basis under the Fair Value Option (see Note 10 and Note 14). Accordingly, changes in fair value related to changes in the Company’s credit risk were recognized as a component of accumulated other comprehensive income while all other changes in fair value were recognized in the consolidated statements of operations and comprehensive loss.

The Company’s financial instruments with a carrying value that approximates fair value consist of cash, accounts receivable, contract asset, convertible note receivable-related party, inventory, deferred offering costs, other receivable-related party, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, accrued expenses-related party and contract liabilities due to their liquid or short-term nature or expected settlement dates of these instruments. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs, except for short-term borrowings and notes receivable, related parties, net which would be based on Level 2 and Level 3 inputs, respectively.

The Company’s non-financial assets, such as intangible assets, and financial assets are adjusted to fair value when an impairment charge is recognized. The impairment charges recognized on non-financial assets that consist of investment, goodwill and acquired intangible assets are based on Level 3 inputs, including a comparison of the Company’s results with expectations and expectation for future profits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial instruments that are measured at fair value on a recurring basis consist of forward purchase agreement derivative asset, forward purchase agreement put option, contingent consideration obligation, convertible debt and derivative liabilities (see Note 15).

Related parties: The Company considers parties to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions or owns more than 5.0% of the Company’s common stock. Parties are also considered to be related if they are subject to common control or significant influence of the same party, such as a family member or relative, shareholder, or a related corporation. The Company reviews the relationships of its vendors, customers, shareholders, and board members to determine whether there are any parties that meet the criteria to be considered related. Any party that is deemed to be related to the Company is referred to as an “affiliate” or “related party” in these consolidated financial statements.

Accounts receivable and allowance for credit losses: Accounts receivable are carried at original invoice amount, less any estimate made for credit losses. The allowance for credit losses is based on the expected credit losses on receivables in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies it has receivables from on a continuing basis. After considering current economic conditions and specific and financial stability of its receivables, an allowance for credit losses is maintained in the consolidated balance sheets at a level which management believes is sufficient to cover all probable future credit losses as of the consolidated balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Changes in circumstances relating to these factors may result in the need to increase or decrease our allowance for credit losses in the future. There was no allowance for credit losses recorded as of December 31, 2024 and 2023. There were two customers who individually accounted for more than 10.0% of accounts receivable as of December 31, 2024. The customers Air Temp Services and Tire Rack accounted for 18% and 36% of the receivable respectively. Air Temp Services is considered a related party due to its ownership by SriSid LLC and Arumilli LLC, which are related parties to the Company. The Company had a Managed Services Agreement in place with Air Temp during the reporting period.

Inventories: Inventories are stated at the lower of cost (determined by average cost method) or net realizable value. The valuation of inventories requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or net realizable value calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or net realizable value. As of December 31, 2024 and 2023, an allowance for obsolete or slow-moving inventory was not required. The Company recognized a provision for inventory shrinkage of $23,926 and $187,098 for the years ended December 31, 2024 and 2023.

Inventories consist of parts and finished goods. Parts primarily consist of manufacturing hardware, wiring, and piping. Inventories consisted of the following:

	December 31,
	2024	2023
Parts	$164,131	$250,700
Finished Goods	386,564	26,643
Total	$550,695	$277,343

Convertible notes receivable, related party: The Company recorded convertible notes receivable for advances made to MCAC during the year ended December 31, 2023 for working capital purposes. The convertible notes receivable were non-interest bearing and were to be repaid upon consummation of a Business Combination. At the Company’s option, the convertible notes receivable could be converted into stock purchase warrants of MCAC at $1.00 per warrant. The Company accounts for these convertible notes receivable in accordance with ASC 310, Receivables. At the close of the Business Combination (see Note 1 and Note 5), the convertible notes receivable was neither repaid nor converted into stock purchase warrants of MCAC and were instead eliminated in consolidation.

Prepaid expenses and other current assets: Prepaid expenses and other current assets include prepaid insurance, prepaid rent, and advances to service providers, which are expected to be recognized, received or realized within the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Working capital advances to managed solutions segment customers: These are funds advanced by the Company to customers of its Managed Solutions segment to support their short-term working capital needs, such as purchasing inventory, financing operational expenses, or bridging cash flow gaps. The advances are generally provided under agreements that allow the Company to recoup the funds through future payments, service fees, or revenue-sharing arrangements tied to the customer’s use of the Managed Solutions platform.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation, or if acquired in a business combination, at fair value as of the date of acquisition. Depreciation is computed using the straight-line method, based upon the following estimated useful lives:

Estimated
Classification	Useful Life
Furniture and fixtures	3-5 years
Machinery and equipment	3-5 years
Vehicles	3-6 years
Property improvements	5 years
Buildings	40 years

Major renewals and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statements of operations and comprehensive loss as a component of other (expense) income.

Intangible assets: Intangible assets include internally developed software and acquired intangible assets. Acquired identifiable intangible assets include tradenames, customer relationships, intellectual property, internally developed software, acquired technology, and noncompetition agreements that are amortized over their estimated useful lives using the pattern in which the economic benefits of the asset are consumed or otherwise used.

Estimated
Classification	Useful Life
Customer Relationships	8 - 15 years
Trade Names	3 - 10 years
Noncompetition Agreements	5 years
Acquired Technology	5 years
Intellectual Property	5 - 15 years
Internally Developed Software	5 years

As it relates to customer relationships, that pattern is generally based upon the forecasted undiscounted cash flows established at the time of acquisition. For all other intangible assets, that pattern is generally on a straight line basis.

Software development costs: Costs are incurred related to internally developed software that powers the Company’s platforms that are accessed by customers. The Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. Capitalized costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. Software development costs, when placed in service, are amortized on a straight-line basis over their estimated useful life upon initial release of the software or additional features. During the years ended December 31, 2024 and 2023, the Company capitalized costs totaling $186,103 and $35,588, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Business combination: The Company accounts for business combinations using the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. The results of operations for an acquired business are included in the Company’s consolidated financial statements from the date of acquisition.

Deferred offering costs: Commissions, legal fees and other costs that are direct and incremental costs directly related to the Business Combination transaction were capitalized as deferred offering costs until the consummation of the transaction. Offering costs totaling approximately $3,960,397 were reclassified to additional paid-in capital upon the closing of the Business Combination (see Note 5).

Impairment of long-lived assets: In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets (“ASC 360”), the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

The Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment on the long-lived assets during the years ended December 31, 2024 and 2023. Impairment indicators identified at December 31, 2024 were recurring losses for two consecutive years at two subsidiaries and significantly declining sales at one of those subsidiaries. Impairment indicators at December 31, 2023 were the decisions to wind down the operations of two subsidiaries during the year ended December 31, 2023.

An impairment loss of approximately $1,568,000 and $157,103 was recognized on goodwill for the years ended December 31, 2024 and 2023, respectively. An impairment loss of approximately $836,000 and approximately $25,000 was recognized on intangibles for the years ended December 31, 2024 and 2023, respectively due to covenants not met for a non-compete agreement.

The assumptions used in the impairment analyses represent Level 3 inputs.

Derivative financial instruments: The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The Company’s objectives and strategies for using derivative instruments, and how the derivative instruments and related hedged items are accounted for affect the consolidated financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

The Company evaluates all of its financial instruments, including notes payable and warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in its contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss each period. Bifurcated embedded derivatives are classified with the related host contract on the Company’s consolidated balance sheets.

An evaluation of specifically identified conditions is made to determine whether the fair value of the derivative issued is required to be classified as equity or as a derivative liability. Changes in the estimated fair value of the liability-classified derivative financial instruments are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss.

Derivative assets and liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes payable and notes payable – related party: The Company has entered into notes payable with third-party and related party lenders. Notes payable and notes payable – related parties are recorded net of any debt issuance costs incurred. Debt issuance costs, including original issuance discounts, are amortized to interest expense using the effective interest method over the contractual term of the obligation.

Convertible notes payable: The Company evaluates convertible notes payable in accordance with ASC 470, “Debt with Conversion and Other Options” (“ASC 470”) to determine if embedded conversion features present in the convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Debt issuance costs are allocated proportionately to the debt host and conversion feature

Convertible notes payable are reflected at fair value as the Company elected to measure these financial instruments with the fair value option. Each period, the fair value of the convertible notes payable is calculated and the resulting gains and losses from the change in fair value of the convertible notes associated with non-credit components were recognized in income, while the change in fair value associated with credit components were recognized in accumulated other comprehensive income (“AOCI”), and subsequently released from AOCI upon maturity (see Note 10 and Note 14).

The change in fair value (inclusive of any Day 1 Gains or Losses) of $1,572,861 and $25,446 was recorded as a component of other income (expense) in the accompanying consolidated statements of operations and comprehensive loss as the change in fair value of the convertible debt was not attributable to instrument specific credit risk during the years ended December 31, 2024 and 2023.

Gains and losses on extinguishment of liabilities: The Company recognizes gains and losses on extinguishment of liabilities, including accounts payable and debt obligations, with unrelated parties as the difference between the reacquisition price and the net carrying amount of the associated obligation, as a component of other expense (income), net in the consolidated statements of operations.

The Company classifies the gains and losses on extinguishment of liabilities with related parties as a reduction of capital in the accompanying statements of changes in stockholders’ deficit or as a component of other expense (income), net in the accompanying consolidated statements of operations and comprehensive loss based on the facts and circumstances of each extinguishment transaction.

Revenue Recognition: The Company follows the guidance of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. The Company’s revenue is generated from customers located in the U.S, India, the United Kingdom and the United Arab Emirates.

Revenue is recognized based on a five step model that includes (1) Identification of the contract with a customer, (2) Identification of the performance obligations in the contract, (3) Determination of the transaction price, (4) Allocation of the transaction price to the performance obligations in the contract, (5) Recognition of revenue when, or as, the Company satisfies a performance obligation.

Installation and Maintenance Services

Installation and maintenance services consists of equipment sales, installation of equipment and service agreements associated with equipment sold to customers (i.e., maintenance visits, remote technical support, etc.). These services represent multiple performance obligations that are combined into a single unit of accounting. Each transaction is a distinct performance obligation, priced on a standalone basis. The transaction price is determined at service or contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for the services provided to the customer and is reported net of discounts that may be offered. Discounts, if any, are generally explicitly stated in a contract as a fixed percentage of the transaction price related to the performance obligations within the contract.

As projects are expected to be completed within one year, the practical expedient to recognize revenue in the amount billable to the end consumer was elected. Performance obligations related to our managed solutions contracts are generally satisfied over time. For services transferred over time, revenue is recognized based on amounts invoiced to the end consumer as the Company has concluded that the invoice amount directly corresponds with the value of services provided to the end consumer. Management considers this a faithful depiction of the transfer of control as services are substantially the same and have the same pattern of transfer over the life of the contract. As such, revenue related to unsatisfied performance obligations that will be billed in future periods has not been disclosed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Logistics Services

Logistic services revenue consists of delivery fees paid by customers for completed deliveries. The Company generates revenues at the point in time when the products requested by the Company’s customer are delivered to the end destination. Revenue is generally billed weekly and collected within a week of when a product delivery is completed.

Product sales

Product sales are made to original equipment manufacturers (“OEMs”). Revenue is recognized upon transfer of control of goods to the customer, which occurs when title to goods is passed and risk of loss is transferred to the customer, which is generally upon shipment of goods to the customer. The amount of revenue recognized is net of discounts that the Company may offer to a customer. Based on historical experience, estimated returns are determined not material as of December 31, 2024 and 2023 and as such no reserve for future estimated returns has been recorded for the years then ended.

The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company’s inventory. Shipping and handling costs that are billed to customers are included in net sales.

Software Subscriptions

We derive subscription revenue from software access fees, which comprise subscription fees from customers accessing our IIoT platform. Our contract terms are generally for a twelve-month term and access fees are billed annually in advance and generally recognized over the term of the service period. Subscription revenue gives the customer the right to access our platform. In accordance with ASC 606, a ‘right to access’ license is recognized over the license period.

We derive usage fees based on actual customer users accessing the IIoT platform during a given month. Usage fees are billed monthly in arrears and recognized in the month the user access offered.

Managed Solutions

Managed solutions revenue represents support services provided to a customer, including human resources management, procurement services, omnichannel marketing and lead generation. These services represent multiple performance obligations that are combined into a single unit of accounting. The Company is primarily responsible for fulfilling the promise to provide the specified good or service to the customer. Through its provision of human resources management services, the Company was determined to have the control over direction the actions of the customer’s employees and as such was also determined to be primarily responsible for fulfilling the promise to provide the customer’s specified good or service to the customer’s end consumer. Accordingly, the Company is a principal in transactions and presents revenue on a gross basis.

Judgment is required in determining whether the Company is the principal or the agent in the provision of managed solutions services. The Company evaluates the presentation of revenue on a gross or net basis based on whether it is responsible for fulfilling the promise (gross) or whether the customer is responsible for fulling the promise to the customer’s end consumer (net). The Company is contractually obligated to provide the service offerings selected by a customer, which as of December 31, 2024 include human resources management, procurement services, omnichannel marketing and lead generation for all customers. In performing the human resources management services, the Company has complete authority over the customer’s employees as the customer’s employees become employees of the Company, at which point the responsibility of directing the customer’s employees’ actions becomes solely that of the Company. The Company has the authority to make changes to the pricing guidelines and therefore sets the price of the customer’s products and services to the end consumer. Additionally, the credit risk associated with collectability of the customer’s end consumer is solely that of the Company based on the terms of the agreements between the Company and the customer. As a result, the Company acts as the principal by providing the ongoing service support that enables its customers to conduct business without interruption.

The Company’s performance obligation mirrors that of the customer’s performance obligation to the customer’s end consumer. Accordingly, the Company recognizes revenue based on when the Company’s customer considers its performance obligation is satisfied. As projects are expected to be completed within one year, the practical expedient to recognize revenue in the amount billable to the end consumer was elected. Performance obligations related to our managed solutions contracts are generally satisfied over time. For services transferred over time, revenue is recognized based on amounts invoiced to the end consumer as the Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

has concluded that the invoice amount directly corresponds with the value of services provided to the end consumer. Management considers this a faithful depiction of the transfer of control as services are substantially the same and have the same pattern of transfer over the life of the contract. As such, revenue related to unsatisfied performance obligations that will be billed in future periods has not been disclosed.

Pricing for our services is established in the customer contract and is set as a percentage of the customer’s revenue for a week. Quarterly, a working capital true up adjustment may be processed if costs incurred by the customer exceed the percentage of the customer’s revenue. If a working capital true up adjustment is determined necessary, it is recorded as a reduction of sales, general and administrative expenses as it represents the customer’s reimbursement of costs incurred by the Company.

Contract Assets and Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and the amount contract billings exceed recognized revenue on a contract. As of December 31, 2024 and 2023, contract liabilities consisted solely of advanced payments received from customers.

Contract assets include certain costs that were incurred on contracts in advance of the satisfaction of the performance obligation and the amount recognized revenue exceeds contract billings on a contract. Contract assets consisted of commissions, labor, and material costs that were incurred for projects where the performance obligation was not complete as of December 31, 2024 and 2023. These costs will be reclassified to cost of revenues and recognized in the same manner as the corresponding performance obligation. Any costs to fulfill where the period of benefit is less than one year are expensed as incurred.

The portion of contract assets and liabilities that will be recognized within one-year of the reporting periods are reflected within current assets and current liabilities, respectively, on the accompanying consolidated balance sheets. The remaining portion to be recognized beyond one-year of the reporting period will be recognized as a non-current asset and a non-current liability.

The following table summarizes the contract asset activity for the years ended December 31, 2024 and 2023:

Balance as of January 1, 2023	$—
Deferral of costs on contracts where performance obligations were not complete	343,646
Balance as of December 31, 2023	343,646
Recognition of costs on contracts where performance obligations completed during the period	(343,646)
Deferral of costs on contracts where performance obligations were not complete	206,750
Balance as of December 31, 2024	$206,750

The following table summarizes the contract liability activity for the years ended December 31, 2024 and 2023:

Balance as of January 1, 2023	$643,254
Recognition of revenue recorded as a contract liability as of January 1, 2023	(643,254)
Customer advance payments	1,120,817
Balance as of December 31, 2023	$1,120,817
Recognition of revenue recorded as a contract liability as of December 31, 2023	(1,075,911)
Customer advance payments	557,563
Balance as of December 31, 2024	$602,469

Limited Warranty

The Company provides limited warranties that include a one-year warranty on any labor provided on installation services and a ten-year warranty on structural damage for certain installation services. Warranties are not considered separate performance obligations as they were determined to be assurance type warranties. Based on historical experience, warranties are determined to not be material as of December 31, 2024 and 2023 and as such no reserve for future warranty claims has been recorded for the years then ended.

Costs to Obtain a Contract

The Company incurs costs to obtain contracts in the form of commissions paid to its sales personnel, a third party service provided and a third party financing company made available to our customers, which are eligible to be capitalized as an asset and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amortized over the life of the contract. As all projects are completed within a year, the practical expedient to expense costs to obtain contracts as they are incurred was elected. The commission and financing fee expenses for the years ended December 31, 2024 and 2023 were $608,433 and $264,270, respectively, and are recorded as a component of selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

Leases: The Company determines if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion in the accompanying consolidated balance sheets. Finance leases are accounted for as long-term assets, with the current and long-term portions of debt disclosed in the accompanying consolidated balance sheets. The Company accounts for leases with an original maturity of one year or less using the short-term lease practical expedient. These short-term leases are not recognized on the consolidated balance sheets and are accounted for using the straight-line method over the lease term.

ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value for lease payments is the Company’s incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The Company uses the implicit rate when readily determinable. The Company has entered into operating leases for corporate offices having remaining lease terms of one to three years. The Company has entered into finance leases primarily for vehicles and equipment, having initial terms of three years.

The Company’s real estate leases may include one or more options to renew, with the renewal extending the lease term for an additional one to five years. The exercise of lease renewal option is at the Company’s sole discretion. In general, the Company does not consider renewal option to be reasonably likely to be exercised, therefore renewal option are generally not recognized as part of the ROU assets and lease liabilities. Lease costs for lease payments are recognized on a straight-line basis over the lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. The Company does not record operating leases with an initial term of twelve months or less (“short-term leases”) in the consolidated balance sheets.

The Company’s vehicle leases may include transfer rights or options to purchase at the end of the lease that the Company is reasonably certain to exercise. Interest expense is recognized using the effective interest rate method, and the ROU asset is amortized over the useful life of the underlying asset.

Certain of the Company’s lease agreements contain both lease and non-lease components, which are generally accounted for as a single lease component.

Cost of revenues: Cost of revenues includes payroll and benefit costs of employees and direct costs associated with the delivery charges from independent contractors who perform a performance obligation directly as well as inventory utilized in the satisfaction of the performance obligation. It also includes any shipping and handling services for the Company’s inventory.

Selling, general and administrative expenses: Selling, general and administrative expenses include payroll and benefit costs of employees who are not directly involved with the satisfaction of a performance obligation, facility costs, leasehold improvement amortization, utility costs, repair and maintenance, advertising, insurance, equipment depreciation and professional fees.

Advertising expenses: Advertising expenses include the costs incurred to promote the products, services, or brand to the public. These expenses are intended for generating awareness to customers and driving sales through various forms of advertising. Common types of advertising expenses include costs for media placements, production of advertisements, and marketing campaigns across platforms like television, digital, print, and outdoor channels. Advertising expenses were approximately $955,000 and approximately $691,000 for the years ended December 31, 2024 and 2023 respectively.

Stock-based compensation: The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, under which shared based payments that involve the issuance of common stock to employees and nonemployees and meet the criteria for equity-classified awards are recognized in the consolidated financial statements as stock-based compensation expense based on the fair value on the date of grant. The fair value of the share based payment is calculated and then recognized as compensation expense over the requisite service period. The Company issues stock option awards to employees and nonemployees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company utilizes the Black-Scholes model to determine the fair value of the stock option awards, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) expected dividends, and (d) the fair value of a share of common stock prior to the Business Combination. After the closing of the Business Combination, the Company’s board of directors determined the fair value of each share of common stock underlying stock-based awards based on the closing price of the Company’s common stock as reported by the NASDAQ on the date of grant. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur.

The assumptions used in the Black-Scholes model are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment (see Note 13). As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that depicted in the consolidated financial statements

Warrants: The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. For the years ended December 31, 2024 and 2023, all of the Company's warrants were accounted for as equity classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required.

Comprehensive loss: Comprehensive loss is comprised of net loss and all changes to the consolidated statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2024 and 2023 consisted of net loss and unrealized loss from foreign currency translation adjustment.

Net loss per share: Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Loss per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive.

For the years ended December 31, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. Conversion features of notes payable may have a variable conversion feature, amending the number of conversion shares based on the market price of the stock.  In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Given the Company is in a net loss position for the years ended December 31, 2024 and 2023, there is no difference between basic and diluted net loss per share.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

Options	473,929
Warrants	13,067,494
Convertible notes payable that convert into common stock	1,759,945
15,301,368

Foreign Currency: The Company’s consolidated financial statements are presented in the reporting currency of the U.S. dollar.  The function currency for all consolidated entities is the U.S. dollar, with the exception of one subsidiary which is located in India, whose function currency is the Indian Rupee (INR). Assets and liabilities of the Company are translated into the reporting currency using the exchange rate in effect at the consolidated balance sheet dates. Equity transactions are translated using the historical exchange rate in effect on the date of the transaction, except for the change in accumulated deficit during the year, which is the results of the operations translation process. Results of operations and cash flows are translated using the weighted average exchange rates in effect during the period. As a result, amounts relating to the assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with the changes in the corresponding balances on the accompanying consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the reporting currency are recorded as a component of comprehensive income (loss). For the years ended December 31, 2024 and 2023, the realized foreign currency exchange gain (loss) was $36,579 and $0, respectively and is included as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, the unrealized foreign currency exchange gain was de minimis and is included as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

Income Taxes: Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when management estimates that it is more likely than not that deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected rates in future periods.

The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are more likely than not of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized. The Company recognizes interest and penalties related to income tax matters in general and administrative expense The Company has not identified any uncertain income tax positions as of December 31, 2024 and 2023. The Company operates within multiple taxing jurisdictions and in the normal course of business its tax returns are examined in various jurisdictions. The reversal of the accruals for uncertain tax positions is recorded when examinations are effectively settled, statutes of limitation are closed, or tax laws are changed. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.

Recently issued accounting pronouncements, adopted

In August 2020, ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce from-over-substance-based accounting conclusions. The Company adopted ASU 2020-06 effective January 1, 2024, and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures. ASU 2023-07 requires entities to disclose significant segment expense categories and amounts for each reportable segment and is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 effective January 1, 2024, and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements, not yet adopted

ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”) incorporates several disclosure and presentation requirements currently residing in SEC Regulation S-X and S-K into the ASC. The amendments are applied prospectively and are effective when the SEC removes the related requirements from Regulation S-X and S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. Early adoption is prohibited. The Company is currently evaluating the potential impact of this guidance on its disclosures.

ASU 2023-09, Income Taxes (“ASU 2023-09”), requires disclosure of specific categories and disaggregation of information in the rate reconciliation table and expands disclosures related to income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”) updates accounting standards for revenue recognition (ASC 606), lease accounting (ASC 842), and impairment of long-lived assets (ASC 360). ASU 2024-02 provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires public companies to disaggregate key expense categories, such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insight into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

The Company does not believe that any other recently issued accounting pronouncements not yet adopted will have a material effect on its consolidated financial statements.

NOTE 4: GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2024, the Company had cash of approximately $2,408,000. The Company had a working capital deficit of approximately $26,247,000 at December 31, 2024. The Company incurred a net loss and generated negative cash flow from operating activities of approximately $22,508,000 and $5,959,000, respectively, for the year ended December 31, 2024. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

On May 6, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Panel has determined to delist the Company’s common stock, par value $0.0001 per share from the Nasdaq Capital Market, and Nasdaq suspended the trading of the Company’s Common Stock on May 7, 2025 because the Company has not demonstrated compliance with the MVLS Rule, nor does it meet any of the alternative requirements under Nasdaq Listing Rule 5550(b) and has failed to demonstrate that additional time to regain compliance is appropriate.

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note and is therefore in technical default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of December 31, 2024, the minimum cash balance required was approximately $833,000.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

If additional equity or debt financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its results of operations and financial condition would be materially and adversely affected. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact the Company’s business.

Based on the foregoing, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

NOTE 5: REVERSE RECAPITALIZATION

On July 12, 2024, Legacy ConnectM and MCAC consummated the merger contemplated by the Merger Agreement with Legacy ConnectM surviving the merger as a wholly-owned subsidiary of MCAC.

Upon the closing of the Business Combination, MCAC’s certificate of incorporation was amended and restated to, among other things, set the total number of authorized shares of capital to 110,000,000 shares, of which 100,000,000 were designated as common stock, $0.0001 par value per share, and of which 10,000,000 shares were designated as preferred stock, $0.0001 par value per share.

Immediately prior to the closing of the Business Combination,

●	each outstanding share of Legacy ConnectM preferred stock was converted into Legacy ConnectM common stock based on a one-to-one ratio. The Business Combination is accounted for with a retrospective application of the Business Combination that resulted in 2,427,791 shares of preferred stock converting into the same number of shares of Legacy ConnectM common stock
●	convertible note payable totaling $2,250,000 were converted into shares of Legacy ConnectM common stock at $7.00 per share, resulting in the issuance of 321,428 shares of Legacy ConnectM common stock.

Upon consummation of the Business Combination, each share of Legacy ConnectM stock issued and outstanding was cancelled and converted into the right to receive 3.3214 shares of the Company’s common stock.

Outstanding stock options, whether vested or unvested, to purchase shares of Legacy ConnectM common stock granted under the 2019 Equity Incentive Plan (the “2019 Plan”) (“Legacy Options”) converted into stock options for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to the Legacy Options immediately prior to the Business Combination, after giving effect to the Exchange Ratio (see Note 13). Legacy Options are granted under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) (see Note 13), and as such are excluded from the Share Consideration.

Outstanding warrants to purchase shares of Legacy ConnectM common stock (“Legacy Warrants”) converted into warrants for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to the Legacy Warrants immediately prior to the Business Combination after giving effect to the Exchange Ratio (see Note 12).

Outstanding warrants to purchase shares of MCAC Class A common stock will remain outstanding at the Closing Date. The warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation (see Note 12).

In connection with the Business Combination,

●	certain MCAC shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 3,665,639 shares of MCAC Class A common stock for gross redemption payments of $41,652,720.
●	certain MCAC shareholders who held rights issued at MCAC’s IPO automatically received 920,000 shares of MCAC Class A common stock, which was one-tenth of one share of MCAC common stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	an investor purchased 3,248,466 shares of MCAC Class A common stock on the Closing Date in the open market from certain MCAC shareholders from those who elected to redeem shares of MCAC pursuant to the terms of a forward purchase agreement entered into effective December 31, 2022 (see Note 14).

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, MCAC was treated as the acquired company for financial reporting purposes (see Note 1). Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the Company issuing shares for the net assets of MCAC, accompanied by a recapitalization. The net assets of MCAC were stated at fair value with no goodwill or other intangible assets recorded.

Prior to the Business Combination Legacy ConnectM and MCAC filed separate standalone federal, state and local income tax returns. As a result of the Business Combination Legacy ConnectM will file a consolidated income tax return. Although, for legal purposes, MCAC acquired Legacy ConnectM, and the transaction represents a reverse acquisition for federal income tax purposes. MCAC will be the parent of the consolidated group with Legacy ConnectM a subsidiary, but in the year of the closing of the Business Combination, Legacy ConnectM will file a full year tax return with MCAC joining in the return the day after the Closing Date.

As a result of the Business Combination, there was a negative equity recapitalization into additional paid in capital of $2,704,909. In addition, the Company incurred offering costs of $3,968,063, which were also treated as a reduction of additional paid in capital.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2024:

Cash - MCAC's trust and cash (net of redemption)	$38,441,920
Less: transaction costs and advisory fees paid	(2,670,961)
Net Business Combination financing	$35,770,959

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The number of shares of the Company’s common stock issued immediately following the consummation of the Business Combination were:

Common stock, outstanding prior to Business Combination	3,898,781
Less: redemption of MCAC shares	(3,665,639)
Common stock of MCAC	233,142
MCAC founder shares	2,300,000
Rights issued to MCAC shareholders	920,000
Shares outstanding in connection with forward purchase agreement	3,248,466
Business Combination and forward purchase agreement financing shares	6,701,608
Legacy ConnectM shares	14,422,449
Total shares of common stock immediately after Business Combination	21,124,057
Issuance of shares of common stock after Business Combination	7,969,232
Total shares of common stock at December 31, 2024	29,093,289

The number of Legacy ConnectM shares was determined as follows:

	Legacy ConnectM shares	Legacy ConnectM shares, effected for Exchange Ratio
Recapitalization applied to common stock outstanding at December 31, 2022	1,588,141	5,274,587
Issuance of Old ConnectM shares prior to closing of Business Combination	5,000	16,607
Conversion of convertible notes payable to common stock prior to Business Combination	321,428	1,067,592
Recapitalization applied to Series Seed preferred stock outstanding at December 31, 2022	644,030	2,139,081
Recapitalization applied to Series Seed-1 preferred stock outstanding at December 31, 2022	91,120	302,645
Recapitalization applied to Series A-1 preferred stock outstanding at December 31, 2022	743,068	2,468,026
Recapitalization applied to Series B-1 preferred stock outstanding at December 31, 2022	649,843	2,158,388
Recapitalization applied to Series B-2 preferred stock outstanding at December 31, 2022	299,730	995,523
		14,422,449

Shares of common stock reserved for issuance for the exercise of the Legacy Options and Legacy Warrants totaled 473,929 and 77,494, respectively, after giving effect for the Exchange Ratio.

NOTE 6: BUSINESS COMBINATIONS

Delivery Circle

On August 5, 2024, the Company entered into a Membership Purchase Agreement (the “Purchase Agreement”) with an individual (“Seller”), for the purposes of acquiring from the Seller certain of the issued and outstanding equity securities of DeliveryCircle, LLC, (“DC”). DC is engaged in the business of providing dispatch and delivery services and related software.

Pursuant to the Purchase Agreement, ConnectM purchased from the Seller certain membership interests in DC, comprised of 842,157 Class A Units, 207,843 Class P Units and 3,063 Series A Units (the “Acquired Interests”), which account for forty-six percent (46.0%) of the equity interests and fifty-seven percent (57.0%) of the voting interests of DC. In addition, in connection with ConnectM’s acquisition of the Acquired Interests, ConnectM will have the right to appoint four out of the seven voting members to DC’s board of directors.

ConnectM purchased the Acquired Interests in exchange for $520,000 cash consideration plus contingent consideration. The contingent consideration is the lesser of a base amount, 20% of revenue growth from the previous year, or 37% of EBITDA for the current year, is paid annually in February of the subsequent calendar year for the prior fiscal year and is applicable to the years ended December 31, 2024 through 2031. The Company used a Monte Carlo simulation model to calculate the contingent consideration’s fair value of approximately $576,000 (see Note 15).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the purchase consideration in the acquisition is as follows:

Cash	$520,000
Contingent consideration at fair value	575,690
Noncontrolling interest at fair value	1,287,320
$2,383,010

The following table summarizes the fair values of the assets acquired and liabilities assumed and noncontrolling interest at the date of acquisition:

Cash	$699,292
Accounts receivable	620,189
Prepaid expenses and other assets	41,284
Intangible assets	586,000
Accounts payable	(218,417)
Accrued expenses and other current liabilities	(135,789)
Total identifiable net assets	1,592,559
Goodwill	$790,451

After allocating the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, the Company recorded goodwill of approximately $791,000. Goodwill largely consists of expected synergies to be realized from new ownership and is expected to not be deductible for income tax purposes. The identified intangible assets of DC’s consist of the following:

Identified intangible asset	Fair Value	Useful life
Customer relationships	$106,000	8 years
Developed technologies	400,000	5 years
Trade name	80,000	5 years
Fair value of identifiable intangible assets	$586,000

The identifiable intangible assets were valued using the income approach with the assistance of third-party appraisers. The income approach requires several judgements and assumptions, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate.

The Company recorded a payable for the cash consideration the date of closing and subsequently paid $350,000 in December 2024. As of December 31, 2024, the unpaid cash consideration payable totaled $170,000 and is included as a component of accounts payable on the accompanying consolidated balance sheets.

In January 2025, the Company entered into a promissory note (the “January 2025 Note”) with the individual from whom the Company acquired a business from in August 2024 which converts the unpaid cash consideration of $170,000 and accrued interest of approximately $6,000 from accounts payable to a sellers note that matures on June 30, 2025. The unpaid balance of the principal amount bears interest at a rate of 14.0% per annum, except in the event of a default when interest increases to 19.0% per annum. An event of default is to have occurred if the unpaid principal and accrued interest thereon is not paid in full prior to the maturity date, if the Company makes an assignment for the benefit of creditors, or if the Company files for bankruptcy or another similar proceeding. As of June 30, 2025, the original principal of approximately $176,000 and accrued and unpaid interest of approximately $14,000 remained outstanding.

In July 2025, the Company entered into the first amendment to the January 2025 Note (the “Amended January 2025 Note”), under which the Company is required to pay the lender approximately $26,000 towards the principal, approximately $14,000 of accrued interest, and the lender’s legal fees of approximately $3,000. The Amended January 2025 Note extended the maturity date from June 30, 2025 to August 8, 2025 and increased the interest rate to 18.0% effective July 1, 2025.

Green Energy Gains

On October 9, 2024, ConnectM entered into a purchase agreement with the owners of Green Energy Gains (“GEG”), whereby the Company has acquired all of the issued and outstanding capital stock of GEG in exchange for the issuance of 160,000 shares of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company common stock with a fair value of $161,440 as determined using the closing share price on the date of issuance. As of acquisition date, one of the indirect owners of GEG was also the related party investor of the Company (see Note 18). GEG provides home energy assessments and modeling services that identify weatherization opportunities to reduce a home’s utility costs. The acquisition of GEG is expected to expand the Company’s customer base for its other products and services after no cost GEG home energy assessments are completed.

Prior to the acquisition, GEG was a customer in the Company’s managed services reporting segment. In connection with the acquisition, the pre-existing obligations owed to the Company from GEG were settled and total consideration was increased accordingly. The fair value of the purchase consideration in the acquisition is as follows:

Fair value of shares of the Company's common stock issued	$161,440
Settlement of note receivable from GEG	99,636
Settlement of accounts receivable from GEG	115,854
$376,930

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$18,680
Accounts receivable	17,367
Property and equipment	35,651
Intangible assets	97,790
Accounts payable	(29,168)
Accrued expenses and other current liabilities	(22,736)
Total identifiable net assets	117,583
Goodwill	$259,347

After allocating the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, the Company recorded goodwill of approximately $259,000. Goodwill largely consists of expected synergies to be realized from new ownership and is expected to not be deductible for income tax purposes. The identified intangible assets of GEG’s consist of the following:

Identified intangible asset	Fair Value	Useful life
Customer relationships	$35,180	15 years
Acquired technologies	40,530	5 years
Trade name	22,080	4 years
Total fair value of identifiable intangible assets	$97,790

The identifiable intangible assets were valued using the income approach with the assistance of third-party appraisers. The income approach requires several judgements and assumptions, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate (see Note 15).

ConnectM acquired 60% of Green Energy Gains by issuing 88,000 common shares at fair market value of $1 per share from Srimulli Renewables LLC and 40% by issuing 72,000 common shares at fair market value of $1 per share from Greg Kendall. The two members of Srimulli Renewables LLC are also ConnectM shareholders, each holding more than 4.9% of total shares outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

	Owned
	Service Network	Transportation	Amount
Balance as of January 1, 2023	$2,403,722	$—	$2,403,722
Impairment	(157,103)	—	(157,103)
Balance as at December 31, 2023	2,246,619	—	2,246,619
Acquisitions	259,347	790,451	1,049,798
Impairment	(1,568,309)	—	(1,568,309)
Balance as at December 31, 2024	$938,154	$790,451	$1,728,108

Intangible assets, net

Identifiable intangible assets consist of the following at December 31, 2024:

	Weighted Average Remaining Amortization Period (years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	11.5	$777,180	$(373,653)	$403,527
Tradename	6.1	386,080	(102,722)	283,358
Noncompetition agreements	2.1	34,000	(19,570)	14,430
Intellectual property	9.5	35,186	(22,947)	12,239
Acquired technology	4.6	440,530	(35,360)	405,170
Internally developed software	3.3	609,385	(319,933)	289,452
Total intangible assets, net		$2,282,361	$(874,185)	$1,408,176

Identifiable intangible assets consist of the following at December 31, 2023:

	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$1,445,000	$(582,256)	$862,744
Tradename	923,000	(216,501)	706,499
Noncompetition agreements	126,000	(82,037)	43,963
Intellectual property	35,186	(20,073)	15,113
Internally developed software	439,617	(227,061)	212,556
Total intangible assets, net	$2,968,803	$(1,127,928)	$1,840,875

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are amortized over their estimated useful lives of 3 to 15 years using the straight-line method. Amortization expense was $480,012 and $517,175 for the years ended December 31, 2024 and 2023, respectively. Amortization expense over the next five years and thereafter is as follows:

Year ending December 31,	Amount
2025	$281,829
2026	254,653
2027	207,443
2028	194,778
2029	139,001
Thereafter	162,075
Total	$1,239,779

The above does not include $168,397 of capitalized costs for internally developed software that are still in the development stage and not subject to amortization. As of December 31, 2024, the weighted average remaining amortization period of intangible assets is approximately 7.3 years.

The Company recorded a goodwill and intangible impairment of $2,403,628 and $181,853 during the twelve months ending December 31, 2024, and December 31, 2023

NOTE 8: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at fair value as of December 31:

	2024	2023
Furniture and fixtures	$102,415	$90,661
Machinery and equipment	97,071	61,731
Vehicles	850,642	814,531
Property improvements	16,824	49,255
Building	570,000	570,000
Property and Equipment	1,636,952	1,586,178
Less: Accumulated Depreciation	(700,379)	(448,479)
Total	$936,573	$1,137,699

During the year ended December 31, 2024, the Company recorded a loss on disposal of approximately $8,000 for a vehicle that was repossessed by the lender. The Company reduced the carrying value of the associated vehicle loan by the estimated fair value of the vehicle of approximately $23,000 as of the date of the repossession.

During the year ended December 31, 2023, the Company abandoned vehicles with a net book value of $29,242 which is included in selling, general and administrative expenses on the accompanying consolidated statements of operations.

Depreciation expense was $265,652 and $259,222 for the years ended December 31, 2024 and 2023, respectively.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME

Shareholders’ equity includes certain items classified as accumulated other comprehensive income in the Consolidated Balance Sheets, including:

●	Cumulative translation adjustment (CTA) relates to our non-U.S. subsidiary companies that have designated a functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of other comprehensive income.

The Company recorded $166,007 and $114,624 of accumulated other comprehensive income as of December 31, 2024 and December 31, 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: CONVERTIBLE DEBT

Convertible debt consisted of the following as of December 31:

Description	2024	2023
Amended 2022 Convertible Notes	$—	$1,369,734
2023 Convertible Notes	—	808,951
2024 Convertible Notes	2,547,209	—
Assumed 2024 Note	3,630,000	—
SEPA Convertible Note	2,365,114	—
Convertible notes payable	$8,542,323	$2,178,685

2022 and 2023 Convertible Notes

In September of 2022, the Company issued convertible notes for gross proceeds of $1,350,000, as amended on February 22, 2023 to clarify the mechanics of the conversion feature (the “Amended 2022 Convertible Notes”). The Amended 2022 Convertible Notes include an automatic conversion upon the occurrence of a Qualified Financing (as defined in the agreement), whereby the Amended 2022 Convertible Notes convert at a quotient, the numerator of which is the entire principal of the convertible notes and any interest accrued and the denominator is the lesser of 80% of the price per share to be sold in a financing event, or $7.00 per share, adjusted for stock dividend, stock split, combination, or other similar recapitalization with respect to such class or series. The amendment was accounted for as a modification.

The Amended 2022 Convertible Notes mature on the earlier of two years from the date of issuance (September 2024), or upon the consummation of a Qualified Financing. Interest is charged at an annual simple rate of 5.0%, which increases to 8.0% upon the occurrence of an event of default as defined in the agreement. The Company is not required to make principal payments on these notes.

During the year ended December 31, 2023, the Company issued an additional $900,000 of convertible notes with the same terms as described above (the “2023 Convertible Notes”).

The Company elected the Fair Value Option for the Amended 2022 Convertible Notes and the 2023 Convertible Notes, and therefore measured the Amended 202 Convertible Notes and the 2023 Convertible Notes at issuance and each subsequent reporting period, with changes in fair value recognized in earnings (see Note 14).

The Amended 2022 Convertible Notes and the 2023 Convertible Notes, including accrued interest, converted into 1,067,592 shares of the Company’s stock at the close of the Business Combination at a fair value of $3,779,116 (see Note 5).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2024 Convertible Notes

The Company issued eleven individual convertible notes in exchange for gross proceeds of $2,440,000 to various lenders in 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes bear interest rate at a rate of 20.0% per annum. A summary of the individual convertible notes was:

Issuance Date	Gross Proceeds	Conversion Price	Conversion Option Period of Exercisability (from issuance date)	Maturity Date (from issuance date)
9/12/2024	$25,000	$1.00	90-days	180-days
9/12/2024	100,000	$1.00	90-days	180-days
9/18/2024	200,000	$1.00	90-days	180-days
9/18/2024	100,000	$1.00	90-days	180-days
9/20/2024	275,000	$1.00	90-days	180-days
9/24/2024	40,000	$1.00	90-days	180-days
10/7/2024	200,000	$1.00	90-days	180-days
10/10/2024*	800,000	$1.10	90-days	180-days
10/24/2024	100,000	$1.00	90-days	180-days
11/26/2024	200,000	$1.00	30-days	40-days
12/3/2024*	400,000	$1.10	30-days	40-days
	$2,440,000

* These notes are with an investor who owns more than 5% of the Company’s stock

The 2024 Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price. During 2024, the Company extended the period the conversion option was exercisable. The extensions to the conversion periods were accounted for as modifications. The 2024 Convertible Notes may be prepaid in full or in part by the Company at any time without penalty.

The Company elected the fair value option for the 2024 Convertible Notes and therefore measured the 2024 Convertible Notes at fair value at issuance and each subsequent reporting period, with changes in fair value recognized in earnings. Nine of these convertible notes totaling $1,840,000 were extinguished in exchange for the issuance of shares of the Company’s common stock in May 2025 pursuant to note exchange agreements (see Note 21).

The 2024 Convertible Notes were convertible into 1,759,945 shares of the Company’s common stock at December 31, 2024.

Assumed 2024 Note

On the Closing Date, the Company assumed MCAC’s promissory note totaling $3,680,000 (the “Assumed 2024 Note”) that matures in July 2025. The Company is obligated to pay 10.0% of the aggregate gross proceeds from any sale of equity or equity derivative instruments of the Company while the Assumed 2024 Note is outstanding. Five days prior to the maturity date (and only five days prior to the maturity date), the Company may elect to convert the Assumed 2024 Note into shares of the Company’s common stock based at the average volume weighted average price value for the five-business day period preceding the maturity date (subject to compliance with applicable rules of the Nasdaq).

The Assumed 2024 Note becomes due and payable following specified events of default if (i) the holder of the Assumed 2024 Note provides written notice if Company defaults on any payments due under the terms of the Assumed 2024 Note or (ii) automatically if the Company commences a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under bankruptcy or other similar laws. The Company has not received written notice from the holder of the Amended 2024 Note in regards to the missed initial mandatory payment as of December 31, 2024.

The Assumed 2024 Convertible Note is non-interest bearing, except in the case of an Event of Default (as defined in the agreement), at which point the interest rate increases to a rate of 10.0% per annum until such event of default is cured. The Company paid $50,000 of the initial mandatory payment of $500,000 within thirty calendar days of the effective date of the Assumed 2024 Note, and as such,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

triggered an event of default. During February 2025, the Note was extinguished as part of a settlement agreement that the Company entered into with a third party to settle its liabilities that were past due and/or in default (see Note 21).

The Company elected the fair value option for the Note and therefore measured the Note at fair value at assumption and each subsequent reporting period, with changes in fair value recognized in earnings (see Note 15).

The shares of the Company’s common stock to be issued to settle the above liabilities is dependent on the share price at a future date, and as such, it is not an amount that can be estimated as of December 31, 2024. There is no limit to the number of shares that can be issued to settle the agreements in the respective arrangements.

SEPA Convertible Note

In December 2024, in connection with and pursuant to the terms of its Standby Equity Purchase Agreement (the “SEPA”) entered into with YA II PN, LTD., an exempt limited partnership from the Cayman Islands (“Yorkville”) (see Note 12), Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, an aggregate principal amount of up to $4,500,000, $2,500,000 of which was funded during December 2024 in exchange for the issuance by the Company of a Convertible Promissory Note (the “SEPA Convertible Note”). The Company received net proceeds of $2,300,000 after a non-cash original issue discount of 8.0%, or $200,000.

The SEPA Convertible Note has a maturity date in December 2025 and accrues interest at 7.0% per annum, subject to increase to 18.0% per annum upon the occurrence of an event of default as defined in the agreement (the “Additional Interest”).

The Company was also required to pay commitment fees of $375,000. Of this amount, $187,500 was due up front in the form of shares, for which the Company issued 264,456 shares. The remaining amount is due in cash on the six-month anniversary date of the agreement.

Yorkville has the right to convert any portion of the outstanding principal into shares of the Company’s common stock at (a) $2.00 per share at any time (the “Fixed Price”) or (b) 93.0% of the lowest daily variable weighted average price (the “VWAP”) during the ten consecutive trading days immediately preceding the conversion date, but not lower than the floor price of $0.1418 (the “Variable Price”). As long as the Company is current in its payment obligations, Yorkville is only entitled to convert at the Fixed Price. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by the holder) divided by either the Fixed Price or the Variable Price as defined in the agreement. Yorkville will not have the right to convert any portion of the principal to the extent that after giving effect to such conversion, Yorkville would beneficially own in excess of 4.99% of the total number of shares of the Company’s common stock outstanding after giving effect to such conversion.

Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Promissory Notes at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 7.0% prepayment premium, plus all accrued and unpaid interest; provided that (i) the Company provides Yorkville with no less than ten trading days’ prior written notice thereof and (ii) on the date such notice is issued, the VWAP of the Company’s common stock is less than the Fixed Price.

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note and is therefore in technical default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations.

Commencing in March 2025, the Company is required to make monthly principal and interest payments totaling $277,778 (increasing to $500,000 after the second tranche of advances are received) in cash or an Advance Notice (as defined in the SEPA, see Note 12).

The Company elected the Fair Value Option for the SEPA Convertible Note and therefore measured the SEPA Convertible Note at fair value at issuance and each subsequent reporting period, with changes in fair value recognized in earnings (see Note 15).

The shares of the Company’s common stock to be issued to settle the above liabilities is dependent on the share price at a future date, and as such, it is not an amount that can be estimated as of December 31, 2024. There is no limit to the number of shares that can be issued to settle the agreements in the respective arrangements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: DEBT

Debt consists of the following as of December 31:

Description	2024	2023
Secured Promissory Notes	$4,250,000	$7,410,000
Small Business Administration Loans	762,322	768,956
Paycheck Protection Program Loans	17,543	59,350
Promissory Note	79,000	—
Vehicle Notes	425,790	497,957
Seller Notes	1,434,959	2,073,765
Avanti Notes	179,910	85,437
Real Estate Promissory Note	370,000	370,000
Business Loan and Security Agreement	160,262	—
Sale of Future Receipts	856,150	1,938,257
Total	$8,535,936	$13,118,285
Less: debt issuances costs	(212,772)	(32,224)
Less: notes payable, current portion	(7,019,499)	(11,935,580)
Notes payable, net of debt issuance costs and current portion	$1,303,665	$1,150,481

The Company recorded the interest expense of $2,714,048 and $1,431,354 for the twelve months ending December 31, 2024, and December 31, 2023 respectively. The accrued interest as of December 31, 2024, and December 31, 2023 were $985,025 and $879,876 respectively.

Secured Promissory Notes

The Company's promissory notes have original maturity dates ranging between 9 and 36 months. The notes bear interest at rates ranging between 9.25% and 24%. During the year ended December 31, 2024, $6,834,020 of principal was extinguished via debt conversion agreements (see Note 14).

In connection with the issuance of the secured promissory notes issued in February 2022 (the “2022 Notes”), the Company issued Legacy Warrants to each lender that may be converted into shares of common stock of the Company. There were 23,332 Legacy Warrants that were issued in connection with the issuance of the February 2022 Notes that have an exercise price of $12.00 per share (see Note 12). The fair value of the Legacy Warrants was $82,861 and was recorded as a debt discount. Amortization expense related to the debt discount amounted to $27,620 and $27,620 for the years ended December 31, 2024 and 2023, respectively, and is recorded as interest expense on the accompanying consolidated statements of operations and comprehensive loss.

For all secured promissory notes, the interest is charged at an annual simple rate. For the 2022 Notes, interest increases to 12% upon the occurrence of an event of default as defined in the secured promissory note agreements.

During the year ended December 31, 2023, the Company modified individual notes with original maturity dates prior to December 31, 2023 to extend the maturity date to the earlier of May 31, 2024 or the Closing Date.

During September 2024, the Company entered into four note conversion agreements with four of the secured promissory note holders in which the Company converted the outstanding principal and interest on the secured promissory notes, into shares of the Company’s common stock at a conversion price of $2.00 per share with a one-time share reset adjustment (see Note 14), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for each individual lender. In connection with these agreements, $6,834,020 of secured promissory notes and $1,064,080 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 3,949,050 shares of the Company’s common stock (see Note 12). Two of the lenders total ownership of the Company’s common stock exceeded 5.0% as a result of the share issuances in connection with the note conversion agreements. These lenders continue to hold certain Secured Promissory Notes as of December 31, 2024 (see Note 18).

As of December 31, 2024, the Company has not made certain scheduled payments and is therefore in technical default under two of the secured promissory notes entered into in June 2024. The total outstanding principal and accrued interest under these notes was approximately $250,000 as of December 31, 2024. However, neither noteholder has issued a formal notice of default, and both have

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

continued to work cooperatively with the Company. Management is engaged in discussions with the noteholders regarding repayment arrangements and believes a mutually satisfactory resolution will be reached.

Small Business Administration (“SBA”) Loans

In 2020, the Company received loan proceeds of $150,000 under a SBA loan agreement that matures in June 2050. In 2021, this loan was amended to increase the total borrowing to $475,000. In 2022 the Company assumed two additional SBA loans for $150,000 each in connection with two acquisitions that mature in June 2050. Interest on all SBA loan agreements accrues on the anniversary date of the initial borrowing at 3.75% on the outstanding balance. All SBA loan agreements are collateralized by the Company’s tangible and intangible personal property.

Paycheck Protection Program Loan

On May 4, 2020, the Company received loan proceeds of $151,000 under the Paycheck Protection Program (the “PPP”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security Act and provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The PPP loan matures in May 2025. Payments were not required under the loan for a period from six months from the date of the initial borrowing, upon which payments are required to be made monthly. Interest accrues at 1.0% annually on the outstanding balance. The PPP loan is collateralized by all tangible and intangible personal property of the Company.

Promissory Note

In October 2024, the Company entered into a promissory note to extinguish an obligation to a vendor in which the Company promised to pay the vendor a principal amount of $119,000, interest through October 15, 2024 totaling approximately $17,000, attorney’s fees of $4,000 and additional interest from October 16, 2024 through the date of repayment of 18.0% per annum. Principal payments of $20,000 are due on the 25th of each month commencing on October 25, 2024. If five payments are made timely, the vendor agrees to waive the remaining balance due on the promissory note. The promissory note may be prepaid without penalty.

Business Loan and Security Agreements

The Company entered into three business loan and security agreements with one lender as follows:

				Maturity Date
				(from issuance
Loan	Loan Date	Gross Proceeds	December 31, 2024	date)	Interest rate
May 2024 BLS Agreement	5/14/2024	$100,000	$56,896	18-months	25.0%
July 2024 BLS Agreement	7/31/2024	50,000	37,917	18-months	25.0%
August 2024 BLS Agreement	8/06/2024	100,000	65,449	12-months	25.0%
Total		$250,000	$160,262

The Company receives a 5.0% prepayment discount on the May 2024 BLS Agreement and the July 2024 BLS Agreement. The August 2024 BLS Agreement provides the following terms for prepayments:

●	For prepayment made prior to three months after the Loan Date, $122,000 minus repayments to date,
●	For prepayment made between three and six months after the Loan Date, $127,000 minus repayments to date,
●	For prepayment made more than six months after the Loan Date, a 5% discount may be applied to the remaining payment.

The Company triggers an event of default under these agreements if repayments are not made in accordance with the repayment schedule, if the Company defaults on a loan with a bank or financial institution, and other matters as defined in the agreements. In the event of a default, the lender may declare remaining outstanding amounts due and payable less a 5.0% discount on the remaining unpaid balance and  the stated interest rate is adjusted to be the lower of 18.0% per annum or the maximum rate allowed by law.

Each loan is collateralized by the assets of the subsidiary the debt was taken out for and each is guaranteed by an officer of the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In May 2025, the Company amended each of the business loan and security agreements, changing the required periodic payments and extending the maturity date on the respective agreement as follows:

May 2024 BLS Agreement: The monthly payment was reduced from approximately $7,000 to a monthly payment of approximately $3,000 and the maturity date was extended from December 2025 to December 2026.

July 2024 BLS Agreement: The monthly payment was reduced from approximately $3,000 to a monthly payment of approximately $2,000 and the maturity date was extended from February 2026 to November 2026.

August 2024 BLS Agreement: The monthly payment was reduced from approximately $13,000 to a monthly payment of approximately $3,000 and the maturity date was extended from May 2025 to December 2026.

Vehicle Notes

The Company has thirteen vehicles that were acquired through the issuance of vehicle loans that were outstanding as of December 31, 2024. The maturities of these vehicle notes outstanding range from 2026 through 2029. Interest rates range from 4.99% to 17.37%. The Company defaulted on two of the vehicle notes during the year ended December 31, 2024 and the lender repossessed one of the vehicles. The Company reduced the carrying value of the note by the fair value of the vehicles of approximately $23,000 at the time of the repossession. The Company owes the lenders approximately $13,000 as of December 31, 2024. The second vehicle was repossessed during the subsequent year.

Seller Notes

The Company entered into several seller notes as part of agreements to acquire certain of its wholly owned subsidiaries as follows:

	Annual
Date of Note	Interest Rate	Maturity Date	Secured by	Principal	December 31, 2024	December 31, 2023
12/01/2020	6.0%	November 2025	Mortgage of certain real property which has a book value of $200,000 as of December 31, 2024	$200,000	$41,283	$83,810
06/18/2021	6.0%	May 2026	Equity securities of acquired company owned by ConnectM	$225,000	—	124,627
01/01/2022	5.0%	December 2026	Equity securities of acquired company owned by ConnectM	$200,000	66,820	117,367
01/01/2022	5.0%	December 2026	Equity securities of acquired company owned by ConnectM	$200,000	66,820	117,367
02/15/2022	4.4%	February 2025	Equity securities of acquired company owned by ConnectM	$600,000	200,000	400,000
05/31/2022	6.0%	July 2026	Equity securities of acquired company owned by ConnectM	$649,000	291,973	462,531
12/28/2022	6.0%	February 2028	Equity securities of acquired company owned by ConnectM	$900,000	768,063	768,063
					$1,434,959	$2,073,765

The December 2022 Seller Note is in default and under legal proceedings (see Note 19).

During September 2024, the Company entered into a note conversion agreement with the holders of the holder of the May 2022 seller note in which the Company converted outstanding principal of $91,000, into 72,800 shares of the Company’s common stock at a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

conversion price of $1.25 per share with a one-time consideration adjustment (see Notes 12 and 14), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for the holder of the seller note. This was accounted for as debt extinguishment.

Real Estate Promissory Note

On December 29, 2022, the Company entered into a Real Estate Promissory Note for land in Florida for a principal sum of $370,000, which is collateralized by real estate with a maturity date of July 29, 2023. The Real Estate Promissory Note is secured by a mortgage on the property. The carrying value of the note, including accrued interest as of the filing date, is $442,000. This note is in default and under legal proceedings (see Note 19).

Business Line of Credit

In January 2023, the Company opened a business line of credit with American Express and borrowed $74,400. The maximum amount the Company can take out on the line of credit is $74,400. The line of credit has an interest rate of 13.0%. This business line of credit matured in September of 2023 and was repaid by the Company. There was no current availability under this business line of credit as of December 31, 2024.

Sale of Future Receipts

On April 25, 2023, the Company entered into a sale of future receipts agreement (the “April 2023 SFR Agreement”) whereby the Company sold and assigned $1,597,144 of future receipts in exchange for net cash proceeds of $1,176,000, including a fee of $24,000. As a result, the Company recorded a discount of $421,144. The Company was required to remit a minimum of $30,174 of weekly sales receipts until the future receipts assigned under the April 2023 SFR Agreement were repaid in full. Accordingly, the term was determined to be approximately one year.

On November 2, 2023, the Company refinanced the April 2023 SFR Agreement to reduce the minimum weekly sales remittance to $17,700 and extend the repayment period to November 2024 (the “November 2023 SFR Refinancing Agreement”). Additionally, the Company was forgiven for $162,080 of the debt outstanding, which was recorded as a component of “loss on extinguishment of debt” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2023, and incurred an incremental fee of $100,000. The Company applied extinguishment accounting to the November 2023 SFR Refinancing Agreement.

On August 7, 2023, the Company entered into a sale of future receipts agreement (the “August 2023 SFR Agreement”) whereby the Company sold and assigned $1,290,000 of future receipts in exchange for net proceeds of $980,000, including a fee of $20,000. As a result the Company recorded a discount of $310,000. The Company was required to remit a minimum of $25,595 of weekly sales receipts until the future receipts assigned under the August 2023 SFR Agreement were repaid in full. Accordingly, the term was determined to be approximately one year.

On November 9, 2023, the Company refinanced the August 2023 SFR Agreement to borrow an incremental $370,543 (the “Second November 2023 SFR Refinancing Agreement”). Additionally, the Company was forgiven for $130,000 of the debt outstanding, which was recorded as a component of “loss on extinguishment of debt” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2023, and incurred an incremental fee of $221,000. The Company applied extinguishment accounting to the Second November 2023 SFR Refinancing Agreement.

As a result of the amendments entered into during 2023, the Company wrote off all remaining debt discounts totaling approximately $662,000, which is recorded within loss on extinguishment of debt on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

On January 4, 2024, the Company entered into a sale of future receipts agreement (“the January 2024 SFR Agreement”) whereby the Company sold and assigned $452,000 of future receipts in exchange for net cash proceeds of $343,000, including a fee of $7,000.  As a result, the Company recorded a discount of $101,500. The Company was required to remit a minimum of approximately $9,000 of weekly sales receipts until the future receipts assigned under the January 2024 SFR Agreement were repaid in full. Accordingly, the term was determined to be approximately one year.

On January 30, 2024, the Company entered into a second sale of future receipts agreement, amending the January 2024 SFR Agreement, (the “Amended January 2024 SFR Agreement”) whereby the Company increased the amount of future receipts sold and assigned to the lender to $2,600,000 in exchange for net cash proceeds of approximately $2,077,000, including a fee of approximately $3,000. As a result, the Company recorded a discount of approximately $523,000. The Company was required to remit a minimum of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

approximately $52,000 of weekly sales receipts until the future receipts assigned under the Amended January 2024 SFR Agreement were repaid in full. Accordingly, the term was determined to be approximately one year.

In connection with the Second January 30, 2024 SFR Agreement, the Company received an additional $1,054,286 (the “Additional Advance”). Such amounts received were provided to the Company in error and are due and payable in full to the lender. During September 2024, the Company entered into a note conversion agreements with one of the sale of future receipts agreement holders in which the Company converted the outstanding principal on the Amended January 2024 SFR Agreement, including accrued and unpaid interest, and the Additional Advance into shares of the Company’s common stock at a conversion price of $2.00 per share with a two share reset adjustments and a make-whole payment (see Note 14), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for each individual lender. In connection with these agreements, $3,115,592 of secured promissory notes were extinguished in exchange for the issuance of 1,557,796 shares of the Company’s common stock (see Note 12).

On May 23, 2024, the Company entered into a sale of future receipts agreement (the “May 2024 SFR Agreement”) whereby the Company sold and assigned approximately $149,000 of future receipts in exchange for net cash proceeds of approximately $118,000, including a fee of approximately $3,000. As a result, the Company recorded a discount of approximately $31,000. The Company is required to remit a minimum of approximately $12,000 of monthly sales receipts until the future receipts assigned under the May 2024 SFR Agreement were repaid in full. Accordingly, the term of this agreement is approximately one year. In May 2025, the Company was issued a stipulation of settlement from the Supreme Court of the State of New Work, Count of Erie, under which it was required to pay $240,000 to settle the balance owed of approximately $302,000 on the May 2024 SFR Agreement. The Company is to repay the settlement balance through a conditional release of funds of approximately $17,000 held by a third party and monthly payments totaling approximately $14,000 until the settlement balance is paid in full.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In October 2024, the Company entered into a sale of future receipts agreement (the “October 2024 SFR Agreement”) with the same lender of the May 2024 SFR Agreement whereby the Company sold and assigned approximately $310,000 of future receipts in exchange for net cash proceeds of approximately $170,000, including a fee of approximately $3,000 and repayment of approximately $78,000 outstanding under the May 2024 SFR Agreement. As a result, the Company recorded a discount of approximately $63,000. The Company is required to remit a minimum of approximately 8.0% of monthly sales receipts until the future receipts assigned under the October 2024 SFR Agreement were repaid in full. Accordingly, the term of this agreement is approximately one year. The October 2024 SFR Agreement was accounted for as an extinguishment of the May 2024 SFR Agreement and approximately $9,000 loss on extinguishment was recorded on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

On May 28, 2024, the Company entered into a second sale of future receipts agreement (the “Second May 2024 SFR Agreement”) whereby the Company sold and assigned $125,000 of future receipts in exchange for net cash proceeds of approximately $98,000, including a fee of approximately $2,000. As a result, the Company recorded a discount of approximately $27,000. The Company is required to remit a minimum of approximately $6,000 of bi-weekly sales receipts until the future receipts assigned under the Second May 2024 SFR Agreement were repaid in full. Accordingly, the term of this agreement is approximately one year. In May 2025, the Company was issued a stipulation of settlement from the Supreme Court of the State of New Work, Count of Erie, under which it was required to pay $140,000 to settle the balance owed of approximately $184,000 on the Second May 2024 SFR Agreement. The Company is to repay the settlement balance through a conditional release of funds of approximately $42,000 held by a third party and monthly payments totaling approximately $8,000 until the settlement balance is paid in full.

In November 2024, the Company entered into a sale of future receipts agreement (the “November 2024 SFR Agreement”) with the same lender of the Second May 2024 SFR Agreement whereby the Company sold and assigned approximately $201,000 of future receipts in exchange for net cash proceeds of approximately $97,000, including a repayment of $60,000 outstanding under the Second May 2024 SFR Agreement. As a result, the Company recorded a discount of approximately $41,000. The Company is required to remit a minimum of approximately $8,000 of bi-weekly sales receipts until the future receipts assigned under the November 2024 SFR Agreement were repaid in full. Accordingly, the term of this agreement is approximately one year. The November 2024 SFR Agreement was accounted for as an extinguishment of the Second May 2024 SFR Agreement and approximately $7,000 loss on extinguishment was recorded on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

On July 24, 2024, the Company entered into a sale of future receipts agreement (the “July 2024 SFR Agreement”) whereby the Company sold and assigned approximately $209,000 of future receipts in exchange for net cash proceeds of approximately $144,000, including a fee of $6,000. As a result, the Company recorded a discount of approximately $65,000. The Company is required to remit 10.0% of daily receipts until the until the future receipts assigned under the July 2024 SFR Agreement were repaid in full. The estimated term of this agreement is approximately one year, based on expected daily collections. The July 2024 SFR Agreement includes an option for early payoff with discounts on the remaining balances. In November 2024, the Company entered into a sale of future receipts agreement (the “Second November 2024 SFR Agreement”) with the same lender of the July 2024 SFR Agreement whereby the Company sold and assigned approximately $313,000 of future receipts in exchange for net cash proceeds of approximately $96,000, including a fee of approximately $9,000 and repayment of approximately $120,000 outstanding under the July 2024 SFR Agreement. As a result, the Company recorded a discount of approximately $88,000 and interest expense of approximately $9,000. The Company is required to remit a minimum of approximately $7,000 of weekly sales receipts until the future receipts assigned under the Second November 2024 SFR Agreement were repaid in full. Accordingly, the term of this agreement is approximately one year. The Second November 2024 SFR Agreement was accounted for as an extinguishment of the July 2024 SFR Agreement and approximately $34,000 loss on extinguishment was recorded on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

On September 19, 2024, the Company into a sale of future receipts agreement (the “September 2024 SFR Agreement”) whereby the Company sold and assigned approximately $107,000 of future receipts in exchange for net cash proceeds of $74,000, including a fee of $2,000. As a result, the Company recorded a discount of $33,000. The Company is required to remit 6.32% of weekly sales receipts until the until the future receipts assigned under the September 2024 SFR Agreement were repaid in full. The estimated term of this agreement is approximately one year, based on expected daily collections.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 8, 2024, the Company entered into a sale of future receipts agreement (the “November 2024 SFR Agreement”) whereby the Company sold and assigned approximately $112,000 of future receipts in exchange for net cash proceeds of approximately $76,000, including a fee of approximately $4,000. As a result, the Company recorded a discount of approximately $36,000. The Company is required to remit a minimum of approximately $5,000 of weekly sales receipts until the future receipts assigned under the May 2024 SFR Agreement were repaid in full. Accordingly, the term of this agreement is approximately one year.

Since the Company has significant continuing involvement in the generation of future cash flows due under these agreements among other indicators, pursuant to ASC 470-10-25-2, Debt- Sales of Future Revenues or Other Various Measures of Income, the Company has reflected any future commitments associated with these agreements as debt.

The discounts on the various sale of future receipts agreements are recorded as an adjustment to the related liability within the debt, net on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. These discounts are amortized over the life of the respective loans via the effective interest method. This amortization is recorded as a component of interest expense on the accompanying consolidated statement of operations.

Future maturities for notes payable as of December 31, 2024 is as follows:

Year	Amount
2025	$7,232,271
2026	278,654
2027	113,326
2028	80,385
2029	56,883
Thereafter	774,417
Total	$8,535,936

NOTE 12: STOCKHOLDERS’ DEFICIT

As discussed in Note 1 and Note 5, on July 12, 2024, the Company consummated the Business Combination, which has been accounted for as a reverse recapitalization. Pursuant to the Certificate of Incorporation as amended on July 12, 2024 and as a result of the reverse recapitalization, the Company has retrospectively adjusted the Legacy ConnectM preferred shares and Legacy ConnectM common shares issued and outstanding prior to July 12, 2024 to give effect to the Exchange Ratio used to determine the number of shares of common stock of the combined entity into which they were converted.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par and 10,000,000 shares of preferred stock at $0.0001 par. As of December 31, 2024 and 2023 there was 29,093,289 and 13,338,437, respectively, of common stock issued and outstanding and no shares of preferred stock issued and outstanding. The following shares of common stock are reserved for future issuance:

Legacy Warrants	77,494
Public Warrants	9,200,000
Private Placement Warrants	3,040,000
July 2024 Warrants	750,000
Legacy Options	473,929
2023 Equity Incentive Plan	2,113,405
Total	15,654,828

The rights, preferences and privilege of common stock are as follows:

Voting rights – the common stock possesses all voting power of the Company. Each share of common stock is entitled to one vote.

Dividend rights – the holders of common stock are entitled to receive dividends and other distributions, as and if declared by the Board out of assets or funds of the Company legally available and shall share equally on a per share basis.

Liquidation – in the event of any liquidation, dissolution or winding up of the Company, after payment or provision of payment of the debts and other liabilities of the Company, the holders of common stock are entitled to receive the remaining assets of the Company available for distribution ratably in proportion to the number of shares of common stock held by them

Common stock issuances:

In January, 2024, the Legacy ConnectM issued 5,000 shares of Legacy ConnectM common stock with a fair value of approximately $35,000. These shares of Legacy ConnectM common stock were exchanged for 16,607 shares of the Company’s common stock on the Closing Date (see Note 5).

In July 2024, immediately prior to the closing of the Business Combination, Legacy ConnectM issued 321,429 shares of Legacy ConnectM common stock in connection with the conversion of certain convertible debt instruments (see Note 10). These shares of Legacy ConnectM common stock were exchanged for 1,067,592 shares of the Company’s common stock on the Closing Date (see Note 5). These shares had a fair value of $3,779,223.

In July 2024, the Company consummated the Business Combination, in which 6,701,421 shares of the Company’s common stock were issued (see Note 5).

In October 2024, the Company issued 160,000 shares of the Company’s common stock as consideration in acquisition of a business with a fair value of approximately $161,000, as determined by the closing share price on the date of issuance (see Note 6).

In October 2024, the Company reached a legal settlement with a vendor relating to past due amounts owed.  In accordance with the settlement, as additional consideration, the Company was required to issue 125,000 shares to the vendor.  The fair value of these shares was $133,750. This expense is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company issued shares of the Company’s common stock to extinguish obligations to certain vendors and lenders (see Note 11 and Note 19) as follows:

Issuance Date	Shares Issued	Fair Value
9/12/2024*	2,433,550	$2,652,570
9/12/2024*	1,326,125	1,445,476
9/12/2024	189,375	206,419
9/24/2024	1,557,796	1,962,823
9/24/2024	269,648	339,756
11/13/2024	72,800	60,861
11/13/2024	136,000	113,696
12/27/2024	206,234	247,481
	6,534,776	$7,461,574

* Related party transaction. See Note 18 – Related Party Transactions for additional information.

The Company determined the fair value of its common stock for each issuance using the closing share price on the date of issuance.

During the year ended December 31, 2024, the Company issued shares of the Company’s common stock to vendors as consideration for services to be performed (see Note 13) as follows:

Issuance Date	Shares Issued	Fair Value
7/25/2024	150,000	$178,500
12/1/2024	100,000	91,000
12/1/2024	35,000	31,850
12/27/2024	600,000	1,428,000
	885,000	$1,729,350

The Company determined the fair value of its common stock for each issuance using the closing share price on the date of issuance.

Standby Equity Purchase Agreement

In December 2024, the Company entered into a SEPA with YA II PN, LTD., an exempt limited partnership from the Cayman Islands (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $25,000,000 of shares of the Company’s common stock at the Company’s request any time during the commitment period commencing on December 17, 2024 (the Effective Date”) and continuing for a term of three years (“Purchased Put Option”). Yorkville agrees to advance to the Company $4,500,000 (the “Pre-Paid Advance”), less a discount of 8.0%. of the principal amount, as evidenced by convertible promissory notes in two tranches. The first tranche of $2,500,000 was advanced to the Company on the Effective Date of the SEPA (see Note 10) and the second tranche of $2,000,000 to be advanced on the later of (i) the initial registration statement becoming effective and (ii) the Company’s receipt of shareholder approval to issue shares of the Company’s common stock in excess of the exchange cap, as defined in the SEPA. The SEPA will automatically terminate on the earlier to occur of (i) January 1, 2028, provided that if any Pre-Paid Advance is then outstanding, termination shall be delayed until such date that all Pre-Paid Advances are repaid, and (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA for Common Stock equal to the commitment amount of $25,000,000.

Each advance that the Company issues in writing to Yorkville under the SEPA (each, an “Advance,” and notice of such request, an “Advance Notice”) may be in an amount of Common Stock up to the aggregate daily trading volume of Common Stock for the five trading days prior to the Company requesting an Advance. The purchase price for the shares of Common Stock set forth in the Advance is determined by multiplying the market price of the Company’s common stock by 97% of the lowest daily VWAP during the applicable three consecutive trading day pricing period for any Advance Notice delivered by the Company Additionally, the Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. Once the Company draws on the SEPA, the related number of shares issuable constitutes a forward contract to issue common stock (“Forward Contract”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the SEPA, at any time that there is a balance outstanding under the SEPA Convertible Note, Yorkville has the right to receive shares to pay down the principal balance, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the outstanding principal balance on the SEPA Convertible Note at a purchase price equal $2.00 per share of the Company’s common stock (the “Fixed Price”). If the Company is not current on its payment obligations, the Yorkville is entitled to a purchase price equal to (i) 93% of the lowest daily Volume Weighted Average Price (“VWAP”) of the Company’s common stock on Nasdaq during the 10 consecutive Trading Days immediately preceding the Conversion Date or other date of determination (the “Variable Price”). The Variable Price shall not be lower than $0.1418 per share (the “Floor Price”), (ii) the Variable Price at any time on or after the determination of the Valuation Date of the forward purchase agreement (see Note 14), or (iii) the Variable Price on the earlier of March 17, 2025 or the effective date of the initial registration statement.

Any purchase under an Advance would be subject to certain limitations, including that Yorkville shall not purchase or acquire any shares that would result in it and its affiliates beneficially owning more than 4.99% of the then outstanding voting power or number of shares of the Company’s common stock or any shares that, aggregated with shares issued under all other earlier Advances, would exceed 19.99% of all shares of the Company’s common stock of the Company outstanding on the date of the SEPA, unless Company shareholder approval was obtained allowing for issuances in excess of such amount.

As consideration, the Company agreed (i) and paid a structuring fee in the amount of $25,000 and (ii) to pay a commitment fee of $375,000, of which (a) one-half of the commitment fee was paid through the issuance of 264,456 shares of the Company’s common stock with a fair value of $187,500, as determined using the closing price on the date of issuance and (b) one-half of the commitment fee is due on June 17, 2025 in cash (or by way of an Advance). The structuring fee and commitment fee were expensed in full immediately following the consummation of the SEPA, according to ASC 815, and recorded within the general and administrative expense line item in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

Pursuant to the terms of the SEPA, the proceeds of the SEPA are restricted from being used

●	to repay any advances or loans to executives, directors, or employees
●	to make payments on related party obligations
●	to repay advances or loans to Related Lenders, as defined in the SEPA, without the prior written consent of Yorkville or until the balance under the Pre-Paid Advances is less than $1,000,000
●	to fund or facilitated, directly or indirectly, any activities or business with a person, entity, territory, or country subject to Sanctions, as defined in the SEPA, or is a Sanctioned Country, as defined in the SEPA
●	in any manner that will result in a violation of Sanctions or applicable laws
●	to loan, invest or transfer any cash proceeds, or property acquired with cash proceeds from the Pre-Paid Advance to a subsidiary without approval from Yorkville

While amounts are outstanding under the Pre-Paid Advance, the Company

●	may not effect a reverse stock split or share consolidation.
●	shall prepay amounts owed under the Pre-Paid Advance in an amount equal to 20.0% of the net proceeds of a new financing transaction to Yorkville, unless waived by Yorkville
●	shall pay 100.0% of proceeds received from any disbursements of the FPA to Yorkville, unless waived by Yorkville

Yorkville retains the right of participation for twelve months from the Effective Date of the SEPA to participate in an amount up to 25.0% of a financing transaction, as defined in the SEPA. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of December 31, 2024, the minimum cash balance required was approximately $833,000.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note or made timely SEC filings and is therefore in default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations.

Warrants

Public Warrants: On May 10, 2022, MCAC completed an initial public offering that included warrants for shares of common stock (the “Public Warrants”). Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants, in whole and not in part at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 9,200,000 Public Warrants issued and outstanding.

Private Placement Warrants: Simultaneous with MCAC’s initial public offering in May 2022, MCAC’s sponsor purchased warrants at a purchase price of $1.00 per warrant in a private placement (the “Private Placement Warrants”). The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Placement Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Placement Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date, there were 3,040,000 Private Placement Warrants issued and outstanding.

July 2024 Warrants: On July 10, 2024, MCAC issued 750,000 warrants (the “July 2024 Warrants”) in respect to the cancellation and conversion of $750,000 of principal underlying certain convertible promissory notes by and between MCAC and its Sponsor, with each whole warrant entitling the holder to purchase one share of MCAC’s Class A Common Stock at a price of $11.50 per share.

Legacy Warrants: In connection with the issuance of the 2022 Notes, Legacy Warrants with an exercise price of $12.00 per warrant were issued. Such warrants are exercisable into one share of the Company’s common stock at any point for a period of ten years from the date of issuance on February 22, 2032. The warrants are exercisable. The warrants are not transferable, nor do they carry any voting rights or other rights of a shareholder. The holders of the warrants cannot net settle, and all exercises of such warrants must be completed in cash.

A summary of warrants activity is as follows:

			Weighted-average
		Weighted-average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding at January 1, 2023	77,494	$3.61	9.2
Issued	—	—
Assumed	—	—
Expired	—	—
Outstanding at December 31, 2023	77,494	$3.61	8.2
Issued	—	—
Assumed	12,990,000	11.50
Expired	—	—
Outstanding at December 31, 2024	13,067,494	$11.45	4.6
Exercisable at December 31, 2024	13,067,494	$11.45	4.6

As of December 31, 2024 the outstanding and exercisable warrants have an intrinsic value of $0 and $0, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Purchase of subsidiary’s stock

In May 2024, the Company paid $60,000 and settled a Sellers Note of approximately $109,000 to acquire shares of a subsidiary from a noncontrolling interest holder (see Note 11). The Company’s ownership of the subsidiary increased from 90.0% as of December 31, 2023 to 95.0% as of May 31, 2024.

NOTE 13: STOCK BASED COMPENSATION

2019 Equity Incentive Plan

For periods prior to the reverse recapitalization (See Note 5), the 2019 Plan as approved by the board of directors (the “Board”), permitted the granting of stock options (including both nonqualified stock options and incentive stock options) to directors, executive officers, employees, consultants, advisors, independent contractors and other service providers of the Company, who, in the opinion of the Board, are in a position to make a significant contribution to the success of the Company. As of December 31, 2024, there were 473,922 shares of the Company’s common stock authorized for issuance under the 2019 Plan.

Legacy Options converted into an option to purchase a number of shares of Company common stock equal to the product of the number of shares of Legacy ConnectM common stock and the Exchange Ratio at an exercise price per share equal to the exercise price of the Legacy Option divided by the Exchange Ratio. Each exchanged option is governed by the same terms and conditions applicable to the Legacy Option prior to the Business Combination. No further grants can be made under the 2019 Plan.

The option exercise price for all grantees equals the stock’s estimated fair value on the date of the grant, after giving effect to the Exchange Ratio. The Board determined the fair value of common stock at the time of grant by considering a number of objective and subjective factors, including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock, and general and industry-specific economic outlook, amongst other factors. The Company believes the fair value of the stock options granted to nonemployees is more readily determinable than the fair value of the services received.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model in order to measure the compensation cost associated with the award. This model incorporates the following assumptions for inputs:

●	Expected volatility in the market value of the underlying common stock: The expected volatility was determined by examining the historical volatilities of a group of industry peers, as the Company did not have any trading history for the Company’s common stock.
●	Expected term: For employees, the expected term is determined using the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No 107, Share-Based Payment, to estimate on a formula basis the expected term of the Company’s employee stock options which are considered to have “plain vanilla” characteristics. For nonemployees, the expected term represents the contractual term of the option.
●	Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the Company’s stock options.
●	Expected dividend yield of the underlying common stock: The expected dividend yield was based on the Company’s history and management’s current expectation regarding future dividends.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity under the 2019 Plan at December 31, 2024 and 2023, and changes during the same periods is presented below:

			Weighted-average
		Weighted-average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at January 1, 2023	473,929	$0.70	6.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2023	473,929	0.70	5.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2024	473,929	$0.70	4.2
Vested and exercisable at December 31, 2023	473,092	$0.70	4.2
Vested and exercisable at December 31, 2024	473,929	$0.70	4.2

As of December 31, 2024, the options outstanding and exercisable have an intrinsic value of approximately $288,000 and $288,000, respectively. Share-based compensation expense during the years ended December 31, 2024 and 2023 was less than $1,000. As of December 31, 2024, there was no unrecognized compensation cost related to share-based payments.

2023 Equity Incentive Plan

The Company’s shareholders approved the 2023 Plan on July 10, 2024 in connection with the Business Combination. The 2023 Plan is administered by the Board. The selection of participants, allotment of shares, determination of price and other conditions are approved by the Board at its sole discretion in order to attract and retain personnel instrumental to the success of the Company. Under the 2023 Plan, shares of the Company’s common stock may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards, and other equity-based awards.

The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan is equal to 10% of the outstanding shares of the Company’s common stock on the Closing Date less the number of shares of the Company’s common stock subject to the Legacy Options (the “Total Share Reserve”. The Total Share Reserve will be increased automatically on January 1 of each year during the term of the 2023 Plan by the lesser of (i) 4.0% of the shares of common stock outstanding on December 31 of the prior year, or (ii) a smaller number of shares as determined by the Board. The maximum number of shares of Company’s common stock with respect to which incentive stock options may be granted under the 2023 Plan is 100,000,000 shares. As of December 31, 2024, the Total Share Reserve was 2,113,405 shares of the Company’s common stock. No grants have been authorized to date by the Company’s Board and the compensation committee under the 2023 Plan.

During July 2024, the Company entered into a twelve-month capital markets advisory agreement (the “CMA Agreement”) under which the Company would compensate the vendor $1,500,000, payable in either cash consideration or stock consideration at the Company’s election. The CMA Agreement provided the vendor with a share reset adjustment such that the vendor would receive additional shares if the five-day VWAP of the Company’s common stock was less than $10.00 per share, subject to a floor of $2.50 per share. At issuance, the Company determined that the obligation would be predominantly settled in a fixed number of shares equal to the floor price of $2.50 per share. Accordingly, the Company determined 600,000 shares of its common stock would be issued to settle its obligation under the CMA Agreement and determined the fair value of the CMA Agreement was $1,428,000 using the closing share price on the date of issuance.

For the year ended December 31, 2024, $659,077 was recognized as selling, general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss for these restricted stock grants. As of December 31, 2024, $768,923 of unrecognized expense is included as a component of prepaid expenses on the accompanying consolidated balance sheets and is expected to be recognized over a weighted average service period of 0.5 years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock grants

During July 2024, the Company entered into a six-month term marketing services agreement under which the company issued 150,000 restricted shares of the Company’s common stock with a fair value of $178,500, as determined on the issuance date using the reported closing share price, as consideration for services to be performed. The restriction is lifted at the time the shares are included on a registration statement that is declared effective.

During December 2024, the Company entered into service agreements with two service providers under which the company issued 100,000 and 35,000 restricted shares of the Company’s common stock with a fair value of $91,000 and $31,850, respectively, as determined on the issuance date using the reported closing share price, as consideration for services to be performed over a four-month and six-month service period, respectively. The restriction on the shares is lifted at the time the shares are included on a registration statement that is declared effective

As of December 31, 2024, there were 285,000 restricted shares of the Company’s common stock that were issued and outstanding were unvested. For the year ended December 31, 2024, $178,396 was recognized as selling, general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss for these restricted stock grants. As of December 31, 2024, $122,954 of unrecognized expense is included as a component of prepaid expenses on the accompanying consolidated balance sheets and is expected to be recognized over a weighted average service period of 0.2 years. There were no restricted stock grants prior to July 2024.

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS

Forward Purchase Agreement:

On December 31, 2022, MCAC, Meteora Special Opportunity Fund (“Meteora”), and Legacy ConnectM entered into a forward purchase agreement (the “FPA”) providing for an over-the counter prepaid equity forward transaction relating to MCAC’s Class A common stock. Pursuant to the terms of the FPA, at the closing of the Business Combination, Meteora purchased directly from the stockholders of MCAC 3,248,466  shares of Class A common stock (the “Recycled Shares”) at a price of $11.36301754 per share (the “Initial Price”), which is the price equal to the redemption price at which holders of Class A common stock were permitted to redeem their shares in connection with the Business Combination. The FPA liability was recorded as part of the Business Combination, and as such was recorded at MCAC’s historical cost on the Closing Date. The FPA was accounted for as a derivative financial instrument that was re-measured to fair value in each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss (see Note 14).

In accordance with the terms of the FPA, immediately subsequent to the closing of the Business Combination, the Company paid to Meteora an aggregate cash amount of approximately $36,543,000 (the “Prepayment Amount”), which was equal to (i) the product of (a) the Recycled Shares and (b) the Initial Price, (ii) less 1.0% of the product of (a) the Recycled Shares and (b) the Initial Price (the “Prepayment Shortfall”). In addition to the Prepayment amount, the Company paid one-half of 1.0% of the Prepayment Shortfall, approximately $185,000, to Meteora that is due back to the Company on the earlier of (a) the effective date of the registration statement or (b) the OET Date (as defined in the FPA). The Company also paid to Meteora a cash amount equal to (a) the product of 40,000 and the Initial Price (the “Additional Consideration”), approximately $455,000, to reimburse Meteora for additional shares Meteora acquired from third parties prior to the Closing Date, (b) the product of the Prepayment Amount and 0.75%, approximately $277,000, and (c) brokerage expenses of approximately $164,000.

In August 2024, the Company and Meteora amended the FPA (the FPA as amended, the “2024 FPA” and the amendment to the FPA, the “FPA Amendment”), primarily changing the

●	settlement method provision from physical settlement to cash settlement.
●	maturity date to be the earliest to occur of (a) the third anniversary of the Closing Date, (b) the date specified by Meteora in a written notice delivered to the Company after the occurrence of (i) a Trigger Event (as defined in the 2024 FPA) or (ii) a Delisting Event (as defined in the 2024 FPA), (c) the date specified by Meteora in a written notice at Meteora’s sole discretion.
●	Prepayment Shortfall to 0.5% of the product of the number of Recycled Shares and the Initial Price and permitting the Company to request shortfall payments in intervals of $300,000 after Meteora has recovered 120.0% of the Prepayment Shortfall. Accordingly, the Company wrote off the other receivable totaling $185,000 owed from Meteora for one-half of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the 1.0% of the Prepayment Shortfall that was included as a component of other current assets on the accompanying consolidated balance sheets.
●	Reset Price to the lower of (a) the then current Reset Price, (b) the Initial Price, (c) the volume-weighted average price (the “VWAP”) of the Shares of the prior week, but not lower than $2.00, provided the Reset Price may be further reduced pursuant to a Dilutive Offering Reset (as defined in the FPA)

In addition the FPA Amendment added terms around the Settlement Amount and the Settlement Amount Adjustment, both defined in the 2024 FPA. There were no shares sold pursuant to the FPA between the Closing Date and the date the FPA Amendment was executed.

The FPA Amendment was deemed to be a modification and the Company recognized a gain of $1,547,236 on the modification of the FPA, which is net of the amount due from Meteora for one-half of the 1.0% of the Prepayment Shortfall, and is included as a component of other income (expense) in the consolidated statements of operations and comprehensive loss.

In December 2024, the Company and Meteora amended the 2024 FPA (the 2024 FPA as amended, the “Amended 2024 FPA” and the amendment to the 2024 FPA, the “Second FPA Amendment”), whereby Meteora waived the requirement to adjust the Reset Price for a dilutive offering and the VWAP Trigger Event through December 31, 2025 that may occur in connection with the Company entering into the SEPA (see Note 12). In exchange for the entering into the Second FPA Amendment, the Company released 500,000 shares of the Company’s common stock held by Meteora from their designation as Recycled Shares. The Second FPA Amendment’s most significant changes deleted the definitions of Reset Price and Prepayment Shortfall from the FPA Amendment and replaced these as follows:

●	Reset Price to the lower of (a) the then current Reset Price, (b) the Initial Price, (c) the VWAP of the Shares of the prior week, but not lower than $2.00, and (d) the price per share of the issuance of any shares upon conversion of amounts due to Yorkville pursuant to the SEPA (other than the issuance of shares to pay the SEPA commitment fee), but not lower than $1.00; provided the Reset Price may be further reduced pursuant to a Dilutive Offering Reset (as defined in the FPA)
●	Prepayment shortfall to 0.5% of the product of the number of Recycled Shares and the Initial Price and permitting the Company to request shortfall payments in intervals of $300,000 (at any time up to forty-five calendar days prior to the Valuation Date) after (i) Meteora has recovered 130.0% of the Prepayment Shortfall and (ii) the VWAP Price over the ten trading days prior to an Additional Shortfall Request multiplied by the then current number of shares (excluding unregistered shares) held by Meteora less Shortfall Sale Shares be at least seven times greater than the Additional Shortfall Request and (iii) the average daily value traded over the prior ten trading days be at least seven times greater than the Additional Shortfall Request (with (i), (ii), and (iii) collectively the “Equity Conditions”). Meteora has the right, but not the obligation to waive the Equity Conditions for each Additional Shortfall Request.

During the year ended December 31, 2024, Meteora sold 1,044,576 shares pursuant to the 2024 FPA and the Company received cash proceeds of $1,000,000.

On April 2, 2025, the Company entered into a mutual termination agreement with Meteora to terminate the Amended 2024 FPA (the “FPA Termination Agreement”) in exchange for termination consideration of $500,000. Pursuant to the FPA Termination Agreement, the 1,618,948 shares of the Company’s common stock that Meteora held as of the termination date of April 2, 2025 were deemed free and clear of all obligations, the number of Recycled Shares was equal to zero, and the Prepayment Shortfall was deemed to be zero. The Company received the termination consideration from Meteora in April 2025.

Debt conversion adjustment obligations

Share Reset Derivative Liabilities: In connection with five conversion agreements entered into during September 2024 (see Note 11, Note 18  and Note 19), the Company provided vendors and lenders with a one-time share reset adjustment (the “Share Reset”) such that the vendors and lenders would receive additional shares equal to the difference between the number of shares of the Company’s common stock that would be issued at the reset price on the reset date less the number of Conversion Shares. Three of these conversion agreements were with related parties (see Note 18).

The reset price was set to be the greater of the VWAP of the Company’s common stock for the five trading days preceding the reset date or $1.25. The reset day was defined as the earlier of (i) six months from the date of the conversion agreement and (ii) the date that

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

a registration statement registering the conversion shares is declared effective. If the reset price is less than $2.00 per share, additional shares shall be issued to the vendors and lenders equal to the quotient obtained by dividing the (i) product of (A) the conversion price of $2.00 less the reset price and (b) the number of Conversion Shares by (ii) the reset price.

The Share Reset feature was analyzed in accordance with ASC 815 and determined to be a financial instrument that was required to be bifurcated and accounted for as a derivative liability that was recorded at fair value at inception and re-measured to fair value each reporting period (see Note 15).

In March 31, 2025, 2,737,168 shares were issued in accordance with the terms of the Share Reset on five of the related conversion agreements extinguishing the Company’s obligations under those agreements.

November 2024 Consideration Adjustment Derivative Liabilities: In connection with two conversion agreements entered into during November 2024 (see Note 11 and Note 19), the Company provided a vendor and a lender with a one-time consideration adjustment (the “November 2024 Consideration Adjustment”) such that the vendor and lender would receive a payment equal to the product of (i) the conversion price of $1.25 less the reset price and (ii) the number of the Conversion Shares held by the vendor and lender on the reset date in cash, or other immediately available funds, if the reset price is less than $1.25 per share. The reset price was set to be the greater of the VWAP of the Company’s common stock for the five trading days preceding the reset date or $1.25. The reset date was defined as the later of (i) ninety days from the date of the conversion agreement and (ii) the date that a registration statement registering the conversion shares is declared effective.

The November 2024 Consideration Adjustment feature was analyzed in accordance with ASC 815 and determined to be a financial instrument that was required to be bifurcated and accounted for as a derivative liability that was recorded at fair value at inception and re-measured to fair value each reporting period (see Note 15).

December 2024 Consideration Adjustment Derivative Liability: In connection with one conversion agreement entered into during December 2024 (see Note 19), the Company provided a vendor with a one-time consideration adjustment (the “December 2024 Consideration Adjustment”) after the reset date such that the vendor is required to sell the Conversion Shares after the reset date over a twenty day period (with no more than 5.0% of shares sold per trading day) (collectively, the “Sale Dates”). The vendor is entitled to receive a payment in cash, or other immediately available funds, equal to the amount the proceeds from the Sale Dates is less than the difference of the carrying value of the associated converted outstanding obligations. The reset date was defined as the later of (i) ninety days from the date of the conversion agreement and (ii) the date that a registration statement registering the conversion shares is declared effective.

The December 2024 Consideration Adjustment feature was analyzed in accordance with ASC 815 and determined to be a financial instrument that was required to be bifurcated and accounted for as a derivative liability that was recorded at fair value at inception and re-measured to fair value each reporting period (see Note 15).

First Reset Shares, Second Reset Shares and Make-Whole Payment Derivative Liabilities: In connection with one conversion agreement entered into September 2024 in connection with the Amended January 2024 SFR Agreement (see Note 18), the Company provided a lender with two share reset adjustments and a make-whole payment provision such that the lender would receive additional shares as follows:

●	On the first reset date, which is eighteen weeks from the date a registration statement filed with the SEC registering the conversion shares is declared effective, if the first reset price, calculated as the greater of the VWAP of the Company’s common stock for the five trading days preceding the first reset date or $1.25, is less than $2.00, then the Company shall, at the lender’s election, either
o	issue to the lender an additional number of shares of the Company’s common stock equal to the quotient obtained by dividing the product of (a) the conversion price of $2.00 less the first reset price and (b) the number of Conversion Shares held by the lender on the first reset date by (c) the first reset price (the “First Reset Shares”) or
o	pay to the lender an amount equal to the product of (a) the conversion price of $2.00 less the first reset price and (b) the number of Conversion Shares held by the lender on the first reset date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	On the second reset date, which is thirty-six weeks from the date a registration statement filed with the SEC registering the conversion shares is declared effective, if the second reset price, calculated as the greater of the VWAP of the Company’s common stock for the five trading days preceding the second reset date (the “Second Reset Date Market Price”) or $1.25, is less than $2.00, then the Company shall, at the lender’s election, either
o	issue to the lender an additional number of shares of the Company’s common stock equal to the quotient obtained by dividing the product of (a) the first reset price less the second reset price and (b) the number of Conversion Shares held by the lender on the second reset date by (c) the second reset price (the “Second Reset Shares”) or
o	pay to the lender an amount equal to the product of (a) the first reset price less the second reset price and (b) the number of Conversion Shares held by the lender on the second reset date.
●	On the second reset date, if the Second Reset Date Market Price is less than $1.25, then the Company owes the lender an amount equal to the product of (a) $1.25 less the Second Reset Date Market Price and (b) the number of Conversion Shares, including the second reset shares held by the lender on the second reset date (the “Make-Whole Payment”).

The First Reset Shares, the Second Reset Shares, and the Make-Whole Payment were analyzed in accordance with ASC 815 and determined to be financial instruments that was required to be bifurcated and accounted for as a single derivative liability that was recorded at fair value at inception and re-measured to fair value each reporting period (see Note 15).

SEPA Derivative Liability

The SEPA (see Note 12) was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815, the Company will therefore recognize the SEPA Option as an asset or liability, measured at fair value at the date of issuance and in subsequent reporting periods, with changes in fair value recognized in earnings. The SEPA Option was determined to have a fair value of $65,114 on the date of issuance and at December 31, 2024 (see Note 15).

Shares to be issued at settlement of derivative liabilities

The shares of the Company’s common stock to be issued to settle the above derivative liabilities is dependent on the share price at a future date, and as such, it is not an amount that can be estimated as of December 31, 2024. There is no limit to the number of shares that can be issued to settle the agreements in the respective arrangements.

NOTE 15: FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of December 31, 2024:

	Level I	Level II	Level III	Total
Assets
Forward purchase agreement	$—	$—	$1,471,000	$1,471,000
Total assets	$—	$—	$1,471,000	$1,471,000

Liabilities
Derivative liabilities	$—	$—	$4,229,478	$4,229,478
Contingent consideration	—	—	434,174	434,174
Convertible debt	—	—	8,542,323	8,542,323
Total liabilities	$—	$—	$13,205,975	$13,205,975

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of December 31, 2023:

	Level I	Level II	Level III	Total
Liabilities
Convertible notes payable	$—	$—	$2,178,685	$2,178,685
Total liabilities	$—	$—	$2,178,685	$2,178,685

The Company did not have any assets measured and recorded at fair value on a recurring basis as of December 31, 2023. The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of our assets and liabilities measured at fair value using Level 3 inputs:

	Forward purchase agreement	Derivative liabilities	Contingent consideration	Convertible debt
Balance, December 31, 2023	$—	$—	$—	$(2,178,685)
Conversion to shares of Legacy ConnectM's common stock	—	—	—	3,779,223
Assumed from Business Combination	(27,189,660)	—	—	(3,680,000)
Additions	—	(4,042,050)	(575,690)	(4,940,000)
Change in fair value	(8,254,390)	(187,428)	(59,723)	(1,707,747)
Reclass out of Level 3			201,239
Gain from modification	1,572,236	—	—	—
Releases of Recycled Shares as consideration for Forward Purchase Agreement modification	(385,000)	—	—	—
Day one gain on issuance	—	—	—	134,886
Cash payments	36,727,814	—	—	50,000
Less: cash received	(1,000,000)	—	—	—
Ending balance, December 31, 2024	$1,471,000	$(4,229,478)	$(434,174)	$(8,542,323)

Convertible Notes Payable (fair value option)

The Company’s carrying value and fair value for the convertible notes payable for which the Company elected the fair value option is as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Amended 2022 Convertible Notes	$—	$—	$1,350,000	$1,369,734
2023 Convertible Notes	—	—	900,000	808,951
2024 Convertible Notes	2,440,000	2,547,209	—	—
Assumed 2024 Note	3,630,000	3,630,000	—	—
SEPA Convertible Note	2,500,000	2,365,114	—	—
	$8,570,000	$8,542,323	$2,250,000	$2,178,685

The change in fair value on convertible debt resulted in a loss of approximately $1,708,000 and a gain of approximately $25,000 for the years ended December 31, 2024 and 2023, which was recorded as a component of other income on the accompanying consolidated statements of operations and comprehensive loss.

Amended 2022 Convertible Notes, 2023 Convertible Notes, and 2024 Convertible Notes: The Amended 2022 Convertible Notes, 2023 Convertible Notes, and 2024 Convertible Notes are re-measured to fair value at each reporting period using the following relevant assumptions:

	December 31, 2024	December 31, 2023
Discount rate	20.0%	15.0%
Probability of conversion at maturity scenario	70.0 - 100.0%	15.0%
Probability of voluntary conversion scenario	0.0 - 30.0%	N/A
Probability of automatic conversion scenario	N/A	85.0%
Remaining term for conversion at maturity scenario	0.01 - 0.28 years	0.88 - 1.38 years
Remaining term for voluntary conversion scenario	0.01 - 0.03 years	N/A
Remaining term for automatic conversion scenario	N/A	0.50 years

Assumed 2024 Note: The fair value of the Assumed 2024 Note is re-measured to fair value at each reporting period using unobservable inputs, the most significant of which was the expected average volume weighted average price for a share of the Company’s common stock for the five-business day period preceding the maturity date of the Company at the maturity date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPA Convertible Note: The fair value of the SEPA Convertible Note was determined utilizing a Monte Carlo simulation considering the following relevant assumptions:

	December 31, 2024	December 17, 2024 (issuance)
Remaining term	0.97 years	1.00 years
Volatility	88.0%	88.0%
Risk-free rate	4.3%	4.3%
Drift term	4.2%	4.2%
Conversion price for payments to be made through issuance of Company's common stock	$0.41	$0.41
Payments to be made through issuance of shares of Company's common stock	11.1%	11.1%
Payments to be made in cash	88.9%	88.9%

Forward Purchase Agreement

The change in fair value on the forward purchase agreement resulted in a net loss of approximately $8,254,390 and a gain on modification of the forward purchase agreement was approximately $1,572,236 for the year ended December 31, 2024, which was recorded as a component of other income on the accompanying consolidated statements of operations and comprehensive loss.

The fair value of the FPA was re-measured to fair value at assumption and immediately prior to the modification utilizing a Black-Scholes option pricing model that utilizes the following relevant assumptions:

	August 2, 2024 (modification)	July 12, 2024 (assumption)
Expected term	2.94 years	3.0 years
Price per share of Company's common stock	$0.78	$3.54
Exercise price	$13.36	$13.36
Volatility	80.0%	46.0%
Risk-free interest rate	3.7%	4.2%
Dividend rate	0.0%	0.0%
Probability of completing the Business Combination	N/A	100.0%

The FPA Amendment provide two settlement options whereby the 2024 FPA can be settled either at maturity if shares of the Company’s common stock are trading above $2.00 per share (the “Maturity Settlement Scenario”) or at the Company’s request for a prepayment short-fall whereby the Company requests Meteora to sell shares (the “Prepayment Shortfall Scenario”). The Second FPA Amendment also provides a Maturity Settlement Scenario and a Prepayment Shortfall Scenario, with a revised definition for the Prepayment Shortfall Scenario (see Note 14).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the 2024 FPA was re-measured to fair value at each subsequent reporting period and immediately prior to its modification in December 2024 and the fair value of the Amended 2024 FPA was measured at fair value immediately subsequent to the modification in December 2024 and each subsequent reporting period utilizing a Monte Carlo simulation model that applies a probability of occurrence to the present value of each settlement scenario. as follows:

	Amended 2024 FPA		2024 FPA
	December 31, 2024	December 16, 2024 (modification)	December 16, 2024 (modification)
Probability of maturity settlement scenario	15.0%	15.0%	15.0%
Probability of prepayment shortfall settlement scenario	85.0%	85.0%	85.0%
Recycled Shares held by Meteora	1,703,890	1,703,890	2,203,890
Price per share of Company's common stock	$1.21	$0.77	$0.77
Remaining term	2.53 years	2.57 years	2.57 years
Risk-free interest rate	4.3%	4.2%	4.2%
Drift term	4.2%	4.1%	4.1%
Volatility	85.0%	81.0%	81.0%
Forecasted price per share of Company's common stock at maturity	2.30	0.37	$0.37
Expected margin from Meteora's sale of Recycled Shares	76.9%	76.9%	83.3%

Contingent consideration obligation

The change in fair value of the contingent consideration obligation resulted in a loss of approximately $60,000 for the year ended December 31, 2024, which was recorded as a component of other income on the accompanying consolidated statements of operations and comprehensive loss.

The fair value of the contingent consideration obligation was measured to fair value at inception and re-measured at each reporting period utilizing a Monte Carlo simulation considering the following relevant assumptions:

	December 31, 2024	August 5, 2024 (acquisition)
Operating leverage	150.0%	150.0%
Revenue volatility	20.1%	20.0%
EBITDA volatility	50.2%	50.0%
Earnout risk free rate	4.5%	3.7%
Long-term risk-free rate	4.9%	4.2%
Weighted average cost of capital	18.0%	13.9%
Correlation between revenue and EBITDA	0.65	0.73
Discount rate	6.0%	9.2%
Term to payment	0.1 - 7.1 years	0.5 - 7.5 years

Derivative Liabilities

The change in fair value of the derivative liabilities resulted in a loss of approximately $187,000 and a day one gain on the issuance of the SEPA was approximately $135,000 for the year ended December 31, 2024, which were recorded as a component of other income on the accompanying consolidated statements of operations and comprehensive loss.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debt conversion share adjustment obligations: The fair value of the derivative liabilities issued in connection with the September 2024 debt conversion agreements were determined using Monte Carlo simulations considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	December 31, 2024	September 24, 2024 (issuances)	September 12, 2024 (issuances)
Price per share of Company's common stock	$1.21	$1.26		$1.09
Equity volatility	89.0 - 93.0%	85.0- 91.0%		85.0%
Reset price floor	$1.25	$1.25		$1.25
Reset price ceiling	$2.00	$2.00		$2.00
Remaining term - First Reset Date	0.19 - 0.62 years	0.50 - 0.89 years		0.50 years
Forecasted per share of Company's common stock - Reset Date	$1.12	1.08		$0.93
Risk-fee rate - Reset Date	4.4%	4.4%		4.7%
Drift term - Reset Date	4.3%	4.3%		4.6%
Forecasted five day VWAP per share of Company's common stock - First Reset Date	$0.96	$0.91		$0.94
Risk-fee rate - First Reset Date	4.2%	4.0%		N/A
Drift term - First Reset Date	4.1%	3.9%		N/A
Remaining term - Second Reset Date	1.04 years	1.31 years		N/A
Forecasted five day VWAP per share of Company's common stock - Second Reset Date	$0.81	$0.77	$	N/A
Risk-fee rate - Second Reset Date	4.2%	3.8%		N/A
Drift term - Second Reset Date	4.1%	3.7%		N/A

November 2024 Consideration Adjustment Derivative Liabilities: The fair value of the November 2024 Consideration Adjustment Derivative Liabilities was determined using a Monte Carlo simulation considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	December 31, 2024	November 13, 2024 (issuance)
Remaining term	0.29 years	0.25 years
Price per share of Company's common stock	$1.21	$0.84
Volatility	88.0%	77.0%
Risk-free rate	4.4%	4.6%
Drift term	4.3%	4.5%
Forecasted per share of Company's common stock - Reset Date	$1.10	$0.79

December 2024 Consideration Adjustment Derivative Liability: The fair value of the December 2024 Consideration Adjustment Derivative Liability was determined using a Monte Carlo simulation considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	December 31, 2024	December 27, 2024 (issuance)
Remaining term	0.25 years	0.25 years
Price per share of Company's common stock	$1.21	$1.20
Volatility	88.0%	86.0%
Risk-free rate	4.4%	4.3%
Drift term	4.3%	3.2%
Forecasted per share of Company's common stock - Sale Dates	$1.08 - 1.10	$1.08 - 1.10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPA Derivative Liability: The fair value of the SEPA Derivative Liability was determined using a Monte Carlo simulation considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	December 31, 2024	December 17, 2024 (issuance)
Remaining term	0.97 years	1.00 years
Volatility	88.0%	88.0%
Risk-free rate	4.3%	4.3%
Drift term	4.2%	4.2%
Conversion price for payments to be made through issuance of Company's common stock	$0.41	$0.41
Payments to be made through issuance of shares of Company's common stock	11.1%	11.1%
Payments to be made in cash	88.9%	88.9%
Prepayment premium	107.0%	107.0%

NOTE 16: LEASES

The Company has operating and finance leases for its corporate offices, call centers and vehicles. The following table provides a summary of the components of lease costs, which are included within cost of revenue and selling, general and administrative on the accompanying consolidated statements of operations and comprehensive loss, for the years ended December 31:

	2024	2023
Operating lease costs	$172,974	$168,995
Short-term lease costs	181,718	209,102
Finance lease costs
Amortization of ROU assets	121,457	118,851
Interest on lease liabilities	19,000	18,956
Total lease costs	$495,149	$515,904

The following table provides the weighted-average lease terms and discount rates for the Company’s operating and finance leases at December 31:

	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	2.5 years	2.52 years
Finance leases	1.7 years	2.55 years
Weighted-average discount rate
Operating leases	14.2%	8.0%
Finance leases	8.0%	8.0%

The following tables provides a summary of lease liability maturities as of December 31, 2024:

	Finance
	Leases	Operating Leases	Total
2025	$113,506	$143,412	$256,918
2026	62,634	86,291	148,925
2027	33,814	64,744	98,558
Total undiscounted lease payments	209,954	294,447	504,401
Less: imputed interest	(14,836)	(42,088)	(56,924)
Total lease liabilities	$195,118	$252,359	$447,477

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: INCOME TAXES

The components of the income tax provision (benefit) are as follows:

Years ended December 31,
	2024	2023
Current
Federal	—	$—
State	—	—
Foreign	—	—
Total Current	—	—
Deferred
Federal	—	$—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total income taxes	—	$—

The Company is subject to a federal income tax rate of 21.0%. Additionally, the Company is subject to a blended state income tax rate of 6.3% net of federal benefits. Lastly, the Company is subject to a foreign income tax rate as it relates to its India-based subsidiary of 0.0%. The Company has an effective tax rate of 0.0% for the years ended December 31, 2024 and 2023, due to the fact that the Company is in a full valuation allowance position.

The principal components of deferred income tax assets, net, were as follows:

	Years ended December 31,
	2024	2023
Deferred tax assets
Other	$10,566	$4,266
Amortization and impairment	492,385	—
ROU asset	78,087	157,555
Net operating losses	8,450,019	5,408,937
Deferred tax assets	9,031,057	5,570,758
Less: Valuation allowance	(8,888,489)	(5,207,943)
Total deferred tax assets	$142,568	$362,815
Deferred tax liabilities
Depreciation, amortization, and impairment	(28,220)	(219,512)
Lease assets	(114,348)	(143,303)
Deferred tax liabilities	(142,568)	(362,815)
Net deferred tax assets	$—	$—

As of December 31, 2024 and 2023, the Company had Federal and state net operating loss carryforwards of approximately $34,598,000 and $31,092,000 which are available to offset future taxable income. They are due to expire starting in 2026. Federal net operating losses occurring after December 31, 2017, of approximately $31,182,000 may be carried forward indefinitely. A valuation allowance has been established for the full amount of net deferred income tax assets as management has concluded that it is more likely than not that the benefits from such assets will not be realized.

NOTE 18: RELATED PARTY TRANSACTIONS

Sponsor of MCAC

In connection with the closing of the Business Combination, the Company assumed unsecured promissory notes totaling approximately $555,000 that are non-interest bearing and due on demand and advances totaling approximately $132,000 that are non-interest bearing and due on demand with the Sponsor of MCAC. During September 2024, the Company entered into a note conversion agreement with the Sponsor of MCAC in which the Company converted the outstanding principal on unsecured promissory notes and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

certain other liabilities owed to the note holders into shares of the Company’s common stock at a conversion price of $2.00 per share with a one-time share reset adjustment (see Note 14), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for each individual lender. In connection with these agreements, approximately $555,000 of unsecured promissory notes and approximately $132,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 343,248 shares of the Company’s common stock (see Note 12).

In connection with the conversion agreement, the Sponsor of MCAC received a one-time share reset adjustment that were subsequently settled during the quarter ended March 31, 2025 through the issuance of 205,949 shares of the Company’s common stock (see Note 14). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment was approximately $158,000 and was included as a component of derivative liabilities on the accompanying consolidated balance sheets. For the year ended December 31, 2024, the Company recorded a change in fair value on these derivative liabilities of $26,000, which was included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

Related Party Investors

Immediately following the note conversion agreements in September 2024 with secured promissory note holders in which the Company converted the outstanding principal on the secured promissory notes, including accrued and unpaid interest, and certain other liabilities owed to the note holders into shares of the Company’s common stock (see Note 11), the ownership percentage of the Company’s common stock of two individual lenders individually exceeded 5.0%, triggering a related party relationship. These two lenders are collectively referred to as the Related Party Investors.

In connection with the conversion agreements, each Related Party Investor received a one-time share reset adjustment that were subsequently settled during the quarter ended March 31, 2025 through the issuance of 1,460,130 and 795,675 shares of the Company’s common stock (see Note 14). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment granted to each Related Party Investor was approximately $1,146,000 and $624,000 and were included as a component of derivative liabilities on the accompanying consolidated balance sheets. For the year ended December 31, 2024, the Company recorded a change in fair value on these derivative liabilities of $192,000 and $104,000, which were included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

The Related Party Investors collectively own 100% of an entity that has controlling interest in four customers within the managed solutions operating segment (the “Related Party Managed Solutions Customers”).  The Company acquired one of these customers, GEG, in October 2024 from the entity owned by Related Party Investors (see Note 6). From the period between when the related party relationship was triggered in September 2024 through December 31, 2024, the Company earned revenue totaling approximately $644,000, incurred cost of revenues totaling approximately $188,000, and incurred selling, general and administrative expenses totaling approximately $517,000 from the remaining three Related Party Managed Solutions Customers. As of December 31, 2024, the Company was owed approximately $349,000 for managed services from the Related Party Managed Solutions Customers, which was included as a component of accounts receivable on the accompanying consolidated balance sheets and approximately $102,000 for working capital advances from the Related Party Managed Solutions Customers, which was included as a component of working capital advances on the accompanying consolidated balance sheets. As of December 31, 2024, the Company owed approximately $28,000 to the Related Party Managed Solutions Customers.

Prior to the date the related party relationship was triggered, each Related Party Investors had entered into secured promissory notes that remained outstanding as of December 31, 2024 totaling $1,750,000 and $1,400,000 and were included as a component of debt, net on the accompanying consolidated balance sheets. Accrued interest on the notes remaining outstanding as of December 31, 2024 totaled approximately $384,000 and $289,000 and are included as a component of accrued expenses on the accompanying consolidated balance sheets.

Related Party Lender

The Company has two unsecured promissory notes with a company owned by the Company’s chief executive officer (see Note 11).

Following the closing of the Business Combination on July 12, 2024 which triggered the conversion of certain convertible notes, a noteholder’s ownership percentage of the Company’s common stock exceeded 5.0%, triggering a related party relationship.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2024, the Company issued this related party a convertible note with a principal amount of $800,000. The note has an interest rate of 20% and a maturity date of April 8, 2025. The note is convertible during the first 90 days after issuance at a conversion price of $1.10. The Company accounts for these convertible notes using the fair value option. As of December 31, 2024, the carrying amount of the note and accrued interest was $800,000 and $35,945, respectively. As of December 31, 2024, the fair value of this note was approximately $837,000.

On October 10, 2024, the Company issued this related party a convertible note with a principal amount of $400,000.  The note has an interest rate of 20% and a maturity date of June 1, 2025. The note is convertible during the first 90 days after issuance at a conversion price of $1.10. The Company accounts for these convertible notes using the fair value option. As of December 31, 2024, the carrying amount of the note and accrued interest was $400,000 and $6,137, respectively. As of December 31, 2024, the fair value of this note was approximately $418,000.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Legal and regulatory proceedings:

The Company is subject to various routine litigation, legal proceedings, and regulatory matters, that arise in the ordinary course of its business. The Company reviews its lawsuits, regulatory matters, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements

The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account its best estimate of such losses for those cases for which such estimates can be made. The Company’s estimate involve significant judgement, given the varying stages of proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings.

In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter’s current status and the damages sought or demands made. Accordingly, the Company’s estimate will change from time to time, and actual losses could be more or less than the current estimate. As of December 31, 2024 and 2023, there are no matters for which a reserve is required to be established.

On February 26, 2024, a suit was filed against the Company alleging various contract claims arising out of a business the Company acquired in 2022 and certain real estate from which the Company operates, including breach of the stock purchase agreement and certain promissory notes in connection with the business acquisition as well as breach of a services agreement with the seller of the business. The Company believes the claims have no merit and plans to assert counterclaims. As of December 31, 2024, the case was in arbitration.

In January 2025, the Company entered into a settlement agreement related to a dispute on an employment agreement under which the Company is required to issue 26,087 shares of the Company’s common stock to an individual promptly within seven-days of the execution of the agreement unless the individual has revoked the agreement as permitted. As per the terms of the existing settlement agreement, the individual is provided a one-time adjustment payable in case on the reset date if the reset price is less than $1.15, then the Company owes the individual an amount equal to the product of (a) $1.15 less than VWAP of the Company’s common stock for the five trading days preceding the reset date and (b) the 26,087 shares of the Company’s common stock. The reset date is the later of (a) ninety days from the date of the agreement or (b) the date that the registration statement is declared effective. As of the date these consolidated financial statements were issued, the shares of the Company’s common stock have not yet been issued as the individual’s legal counsel’s opinion is pending.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Settlement of vendor obligations through issuance of shares of the Company’s common stock with make - whole provision:

Extinguishment of Vendor Obligations:

On September 24, 2024, the Company entered into a conversion agreement with a vendor in which the Company converted the outstanding obligations owed to the vendor into shares of the Company’s common stock at a conversion price of $2.00 per share with a one-time share reset adjustment (see Note 14), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for the vendor. In connection with this agreement, approximately $539,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 269,648 shares of the Company’s common stock (see Note 12).

On November 13, 2024, the Company entered into a debt conversion agreement with a vendor in which the Company converted the outstanding obligations owed to the vendor into shares of the Company’s common stock at a conversion price of $1.25 per share with a one-time consideration adjustment (see Note 14). In connection with this agreement, approximately $170,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 136,000 shares of the Company’s common stock (see Note 12).

On December 27, 2024, the Company entered into a debt conversion agreement with a vendor in which the Company converted the outstanding obligations owed to the vendor into shares of the Company’s common stock at a conversion price of $1.25 per share with a one-time consideration adjustment (see Note 14). In connection with this agreement, approximately $258,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 206,234 shares of the Company’s common stock (see Note 12).

Settlement Agreement: The Company entered into a capital markets advisory agreement in June 2024 and subsequent amendment in July 2024 whereby the Company would pay the capital market advisor $600,000 as consideration for services provided in connection with the Business Combination. The Company made cash payments totaling $75,000 during June 2024. On October 2, 2024, the Company entered into a settlement agreement with a capital market advisor, pursuant to which the Company was required to make cash payments for the unpaid balance totaling $525,000 and issue 125,000 shares of the Company’s common stock as additional consideration. The initial consideration of $600,000 were for services directly attributable to the Business Combination and reflected as offering costs that were recorded as a reduction to additional paid-in capital at closing of the Business Combination. On October 2, 2024, the Company issued 125,000 shares of the Company’s common stock with a fair value of $133,750, as determined on the issuance date using the reported closing share price and recorded the additional consideration as a component of selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024, there were no amounts outstanding under this settlement agreement to the capital market advisor.

Retirement plan:

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code and a defined contribution plan for employee’s individual retirement arrangements (IRA’s). Employees may contribute between 1% and 100% of their wages, subject to the IRS limitations. The Company has elected to make matching contributions of 100% of the first 3% of an employee’s compensation for both defined contribution plans. For the years ended December 31, 2024 and 2023, the Company contributed approximately $76,000 and $77,000, respectively.

NOTE 20: REPORTABLE SEGMENTS

The Company’s operations are organized into four reporting segments: Owned Service Network, Managed Solutions, Transportation, and Logistics. The structure is designed to allow the Company to evaluate the performance of its different solutions offerings, provide improved service and drive future growth in a cost-efficient manner. During the current year, the Company changed its reportable segments to better align with the way management evaluates performance and allocates resources. Accordingly, the prior year segment information has been recast to conform to the current year presentation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Selected information by reportable segment is presented in the following tables:

	Year ended December 31, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$12,201,600	$4,429,995	$4,307,602	$1,713,688	$—	$22,652,885
Cost of revenue	7,633,214	4,412,938	3,447,440	1,212,585	—	16,706,177
Selling, general and administrative expenses
Facility costs	178,416	300,686	—	38,512	4,483	522,097
Insurance expenses	262,063	223,046	31,508	884	354,800	872,301
Marketing and investor relations expenses	691,980	251,520	—	11,506	2,312,405	3,267,411
Operational expenses	653,618	420,063	541,489	540,901	2,859,007	5,015,078
Compensation and related benefits	2,554,216	2,147,486	—	756,406	1,884,231	7,342,339
Travel & entertainment	61,700	21,318	4,973	18,473	35,068	141,532
Vehicle expenses	206,234	167,600	—	—	202,744	576,578
MSA Working Capital Adjustment*	—	(3,377,288)	—	—	—	(3,377,288)
Depreciation	216,776	—	—	6,997	41,879	265,652
Amortization	330,750	—	99,553	68,118	21,308	519,729
Total selling, general and administrative expenses	5,155,753	154,431	677,523	1,441,797	7,715,925	15,145,429
Loss on impairment	2,403,628	—	—	—	—	2,403,628
Income/(Loss) from operations	(3,012,874)	(137,374)	182,639	(940,694)	(7,715,925)	(11,602,349)
Other expense, net	—	—	—	—	(10,905,859)	(10,905,859)
Net loss	$(2,990,995)	$(137,374)	$182,639	$(940,694)	$(18,621,784)	$(22,508,208)
Total assets	$3,379,649	$705,522	$3,085,843	$1,259,687	$4,325,841	$12,756,542
Capital expenditures	$27,044	$—	$—	$—	$—	$27,044

* The MSA Working Capital Adjustment reflects a timing - related adjustment to Managed Solutions revenue and expenses. In accordance with the Company's revenue recognition policy and ASC 606, the Company did not recognize solar installation revenue associated with certain Managed Services Agreements (MSAs) due to the absence of final certificates of completion as of the reporting date. The adjustment also includes total segment costs and expenses incurred in excess of recognized revenue during the reporting period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2023
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$18,408,926	$617,907	$—	$945,406	$—	$19,972,239
Cost of revenue	13,153,790	410,022	—	1,371,150	—	14,934,962
Selling, general and administrative expenses
Facility costs	278,991	29,869	—	22,377	51,643	382,880
Insurance expenses	382,833	21,781	—	832	63,399	468,845
Marketing and investor relations expenses	619,629	1,543	—	—	109,510	730,682
Operational expenses	1,371,766	31,874	—	377,699	80,996	1,862,335
Compensation and related benefits	3,826,062	179,784	—	181,565	2,371,584	6,558,995
Travel & entertainment	45,264	112	—	7,520	144,991	197,887
Vehicle expenses	359,049	15,240	—	—	89,639	463,928
Depreciation	187,180	—	—	29,163	42,879	259,222
Amortization	434,888	3,755	—	78,532	—	517,175
Other	—	—	—	—	878,346	878,346
Total selling, general and administrative expenses	7,505,662	283,958	—	697,688	3,832,987	12,320,295
Loss on impairment	181,853	—	—	—	—	181,853
Income/(Loss) from operations	(2,432,379)	(76,073)	—	(1,123,432)	(3,832,987)	(7,464,871)
Other expense, net	—	—	—	—	(1,733,983)	(1,733,983)
Net loss	$(2,432,379)	$(76,073)	$—	$(1,123,432)	$(5,566,970)	$(9,198,854)
Total assets	$6,611,407	$215,315	$—	$836,954	$5,492,797	$13,156,473
Capital expenditures	$41,771	$—	$—	$—	$—	$41,771

The Company’s total assets located outside the United States is approximately $1,260,000.

The following table summarizes disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Year Ended December 31, 2024
	Owned
	Service	Managed
	Network	Solutions	Logistics	Transportation	Corporate	Total
United States	$12,201,600	$4,429,995	$4,307,602	$—	$—	$20,939,197
Other	—	—	—	1,713,688	—	1,713,688
Total	$12,201,600	$4,429,995	$4,307,602	$1,713,688	$—	$22,652,885

	Year Ended December 31, 2023
	Owned
	Service	Managed
	Network	Solutions	Logistics	Transportation	Corporate	Total
United States	$18,408,926	$617,907	$—	$—	$—	$19,026,833
Other	—	—	—	945,406	—	945,406
Total	$18,408,926	$617,907	$—	$945,406	—	$19,972,239

NOTE 21: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below or within these consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Issuances of shares of Company’s common stock

Consideration paid to vendors: During May 2025, the Company entered into a services agreement with a vendor under which the Company issued 100,000 restricted shares of the Company’s common stock with a fair value of approximately $25,000, as determined on the issuance date using the reported closing share price, as consideration for services to be performed over a three-month service period.

Nonemployee grants: During May 2025 and June 2025, the Company issued 485,000 shares of the Company’s common stock to certain advisers with a fair value of approximately $108,000, as determined on the issuance date using the reported closing share price.

Director and employee grants: During May 2025 and June 2025, the Company issued 1,622,222 shares of the Company’s common stock to its directors and employees as consideration for past services performed with a fair value of approximately $372,000, as determined on the issuance date using the reported closing share price.

Sale of Company’s common stock: Pursuant to six securities purchase agreements entered into during May 2025 and June 2025, the Company sold 3,658,333 shares of the Company’s common stock for gross proceeds of approximately $805,000 at a per share issuance price that ranged between $0.18 and $0.25 per share.

Note exchange agreements: During April 2025 and May 2025, the Company entered into twenty five note exchange agreements with twelve of its lenders under which sixteen secured promissory notes totaling $4,435,000, nine convertible notes totaling $1,840,000, and accrued interest and fees totaling $1,189,939 were exchanged for 15,290,930 shares of the Company’s common stock with a fair value of $8,224,386, as determined on the issuance date using the reported closing share price. Certain of these note exchanges involved related parties, including Arumilli LLC, SriSid LLC, Win-Light Global Co. Ltd., and W4 Partners LLC.

The conversion price of the convertible notes was modified from the stated rate in the respective convertible notes agreements to the five-day VWAP preceding the conversion date. Shares of the Company’s common stock under these note exchange agreements were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act that such issuance did not constitute a public offering.

Business combination: In April 2025, the Company entered into a stock purchase agreement with an entity (the “Seller”), for the purposes of acquiring from the Seller all of the issued and outstanding equity securities of Air Temp Service Co, Inc. (“Air Temp”) and Solar Energy Systems of Brevard, Inc (“SES”) in exchange for the issuance of 2,200,000 shares of the Company’s common stock. Per the terms of the stock purchase agreement, if the Company is delisted from the NASDAQ within 90-days of closing, the Company is required to issue an additional 2,700,000 shares of the Company’s common stock. As a result of the Company’s delisting (see Note 3), the Company issued an additional 2,700,000 shares of the Company’s common stock. The total fair value of the 4,900,000 shares of the Company’s common stock issued as consideration to the Seller was approximately $3,200,000, as determined using the closing share price on the date of issuances, in May 2025. Air Temp Services is considered a related party due to its ownership by SriSid LLC and Arumilli LLC, which are related parties to the Company. The Company had a Managed Services Agreement in place with Air Temp during the reporting period.

Air Temp is engaged in the business of the maintenance, repair, installation and sale of residential and commercial heating and cooling systems and other products and related services and SES is engaged in the business of the maintenance, repair, installation and sale of solar heating systems and related services. Prior to the closing of this acquisition, both Air Temp and SES were customers in the Company’s managed solutions reporting segment.

Share reset issuances

In connection with five conversion agreements entered into during September 2024 (see Note 11, Note 14, Note 18  and Note 19), the Company provided vendors and lenders with a one-time share reset adjustment (the “Share Reset”) such that the vendors and lenders would receive additional shares equal to the difference between the number of shares of the Company’s common stock that would be issued at the reset price on the reset date less the number of Conversion Shares. Three of these conversion agreements were with related parties (see Note 18). On March 31, 2025, 2,737,168 shares were issued in accordance with the terms of the Share Reset on five of the related conversion agreements extinguishing the Company’s obligations under those agreements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Settlement Agreement pursuant to Section 3(a)(10)

On January 28, 2025, the Company entered into a settlement and stipulation agreement (the “Settlement Agreement”) with Last Horizon, LLC (“Last Horizon”), pursuant to which the Company agreed to issue shares of the Company’s common stock to Last Horizon in exchange for the settlement of an aggregate $8,908,000 (the “Claim”) to resolve outstanding overdue liabilities with a lender and certain of its vendors. On January 29, 2025, a Federal court in Florida entered an order (the “Order”) approving, among other thing, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act in accordance with a stipulation of settlement, pursuant to the Agreement between the Company and Last Horizon.

Last Horizon commenced action against the Company to recover the Claim, which Last Horizon had purchased from certain vendors of the Company pursuant to the terms of separate purchase agreements between Last Horizon and the lender and each of such vendors. The Order provides for the full and final settlement of the Claim and the related action. The Settlement Agreement became effective and binding upon execution of the Order by the Court on January 29, 2025. Pursuant to the terms of the Settlement Agreement approved by the Order, the Company agreed to issue to Last Horizon shares (the “Settlement Shares”) of the Company’s common stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Claim through the issuance of securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Agreement, Last Horizon may deliver requests to the Company for additional shares of common stock to be issued to Last Horizon until the Claim is paid in full, provided that any excess shares issued to Last Horizon will be cancelled

The issuance of Common Stock to Last Horizon pursuant to the terms of the Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear. The Agreement provides that in no event will the number of shares of Common Stock issued to Last Horizon or its designee in connection with the Agreement, when aggregated with all other shares of Common Stock then beneficially owned by Last Horizon and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by Last Horizon and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 4.9% of the Common Stock.

The Company issued 13,744,131 shares of the Company’s common stock with a fair value of approximately $8,709,000, as determined by the closing price on the date the shares were issued, to partially settle the obligation to Last Horizon between January 29, 2025 and the date these consolidated financial statements were issued.

Convertible note agreement issuances

The Company entered into twelve convertible note agreements in exchange for aggregate gross proceeds of $2,530,000 to eleven lenders during the three months ended March 31, 2025 (the “Q1 2025 Convertible Notes”). The Q1 2025 Convertible Notes bear interest at a rate of 20.0% per annum. The Q1 2025 Convertible Notes have maturity dates that range from 40-days to one year from the convertible note issuance date, optional conversion period that ranges from thirty to ninety days, and a conversion price that ranges from $1.00 to $1.15. The Company entered into convertible note agreements with two related-party investors holding beneficial ownership interests exceeding 5.0% of the Company's common stock. The aggregate principal amount of these convertible notes was $500,000.

The Company entered into six convertible note agreements in exchange for aggregate gross proceeds of $1,026,000 to six lenders during April 2025, May 2025, and June 2025 (the “Q2 2025 Convertible Notes”). The Q2 2025 Convertible Notes bear interest at a rate of 20.0% per annum. Five of the Q2 2025 Convertible Notes have maturity dates that range from 40-days to one year, optional conversion periods that range from thirty to 180 days, and conversion prices that either range from $0.60 to $1.15 or is convertible at a conversion price equal to the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date. One of the Q2 Convertible Notes bears interest at a rate of 20.0% per annum, matures 210 days from the agreement date, and is convertible any time before the maturity date at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During July 2025, the Company entered into a convertible note agreement in exchange for aggregate gross proceeds of $500,000 to a lender (the “Q3 2025 Convertible Note”). The Q3 2025 Convertible Note bears interest at a rate of 20.0% per annum and matures 210 days from the agreement date. The Q3 2025 Convertible Note is convertible any time before the maturity date at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date.. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price.

Promissory note agreement issuances

The Company entered into six promissory note agreements in exchange for aggregate gross proceeds of $735,000 during April 2025 and May 2025. Each of the notes bears interest at a rate of 20.0% per annum and matures 180 days from its respective issuance date. Five of the promissory notes were held by W4 Partners LLC, a related party due to its equity ownership in the Company.

Designation of Convertible Preferred Stock Classes

On May 5, 2025, the Company’s board of directors designated 100,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Stock”) and 100,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Stock”). The Series A Stock and the Series B Stock have an initial stated value of $100.00 per share, subject to adjustment in the event of a stock split, combination or other similar recapitalization.

Voting: The Series A Stock and the Series B Stock do not have voting rights.

Dividends: The Series A Stock and the Series B Stock will accrue dividends at the rate of 12.0% and 18.0%, respectively, per annum of the stated value on a quarterly basis per calendar quarter and will be due and payable within five business days of the end of each such calendar quarter, with payment subject to the board of directors approval. The Series A Stock and the Series B Stock are not entitled to receive any dividends or distributions paid on the common stock or any other class of preferred stock.

Conversion: The Series A Stock and the Series B Stock is convertible into shares of common stock, par value $0.0001 per share at the option of the holder at a number of conversion shares equal to (a) the stated value plus then accrued but unpaid dividends (the “Liquidation Amount”) divided by (b) 90.0% and 95.0%, respectively, of the VWAP as of the date of the notice of conversion.

The Company will reserve from its authorized and unissued common stock a number of shares of common stock equal to at least 150.0% of the number of conversion shares then issuable on conversion of all shares of the Series A Stock and Series B Stock, assuming a VWAP determined on the first business day of each calendar month.

In no event shall any holder of Series A Stock or Series B Stock be entitled to elect to complete any conversion to the extent that the number of conversion shares, to be issued to such holder exceed the sum of (1) the number of shares of common stock beneficially owned by such holder and its affiliates, except as permitted by the terms of the preferred stock, and (2) the number of shares of common stock issuable upon the conversion of the portion of the Series A Stock or Series B Stock with respect to which the determination of this provision is being made, would result in beneficial ownership by such holder and its affiliates of more than 9.99% of the outstanding shares of common stock, unless the holder elects to increase or waive the limitation.

Liquidation: The Series A Stock and the Series B Stock are entitled to receive distributions prior to payment to holders of common stock an amount per share equal to the Preferred Liquidation Amount, which ranks pari passu with and payable to the same extent of any other class of Preferred Stock currently designated or that may be designated in the future.

Redemption: The Company may elect at any time, at the sole discretion of the board of directors to redeem all, but not less than all of the Series A Stock or the Series B Stock by paying an amount in cash equal to 115.0% of the Liquidation Amount.

Forward Purchase Agreement termination

On April 2, 2025, the Company entered into a mutual termination agreement with Meteora to terminate the Amended 2024 FPA (the "FPA Termination Agreement") in exchange for termination consideration of $500,000. Pursuant to the FPA Termination Agreement, the 1,618,948 shares of the Company's common stock that Meteora held as of the termination date of April 2, 2025 were

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

deemed free and clear of all obligations, the number of Recycled Shares was equal to zero, and the Prepayment Shortfall was deemed to be zero. The Company received the termination consideration from Meteora in April 2025.

Reverse stock split

On April 11, 2025, the Company held a special meeting of shareholders.  The shareholders voted to approve a reverse stock split and issuance of up to 25,000,000 shares via a standby equity purchase agreement. The terms of the reverse stock split are not yet finalized as of the date the consolidated financial statements were issued.

Nasdaq delisting

On May 6, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Panel has determined to delist the Company's common stock, par value $0.0001 per share from the Nasdaq Capital Market, and Nasdaq suspended the trading of the Company’s Common Stock on May 7, 2025 because the Company has not demonstrated compliance with the MVLS Rule, nor does it meet any of the alternative requirements under Nasdaq Listing Rule 5550 (b) and has failed to demonstrate that additional time to regain compliance is appropriate.

SEPA Convertible Note technical default

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note or made timely SEC filings and is therefore in default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of December 31, 2024, the minimum cash balance required was approximately $833,000.

Acquisition of Cambridge Energy Resources

On May 15, 2025, the Company completed its acquisition of Cambridge Energy Resources Ltd. (“CER”), a privately held India-based Energy-Management-as-a-Service provider, following receipt of all necessary regulatory approvals. Under the terms of the transaction, ConnectM paid INR 120 million (approximately $1.4 million). CER brings an established operating presence in India’s rooftop solar and telecommunication energy-management sectors, complementing the Company’s Owned Service Network segment and Energy Intelligence Network. Management expects the integration of CER to accelerate strategic growth across distributed energy and telecom infrastructure markets in India. With the acquisition, the Company projects India-based operations to expand from approximately 5% to 15% of global revenue (approximately $10 million annualized) over the next twelve months.

This acquisition further strengthens ConnectM’s international expansion strategy and aligns with government initiatives in India to reach 500 GW of non-fossil fuel energy capacity by 2030, bolstered by significant investment in renewable energy and 5G deployment.