Form 10-Q
period 2025-03-31
ConnectM Technology Solutions, Inc.
filed 2025-08-25
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: none.

As of August 22, 2025, there were 71,306,078 shares of common stock of the Company issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and releases issued by the SEC and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements include, among others, information concerning our strategy, future operations, future financial position, future revenue, projected expenses, business prospects, and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict, “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash	$1,618,044	$2,407,843
Accounts receivable	3,835,136	1,897,471
Contract asset	167,126	206,750
Other receivable	84,260	—
Inventories, net	793,362	550,695
Forward purchase agreement derivative asset	500,000	1,471,000
Working capital advances	239,317	266,831
Prepaid expenses and other current assets	1,073,559	1,530,842
Total current assets	8,310,804	8,331,432
Right-of-use asset – operating lease	173,809	221,479
Right-of-use asset – finance lease	104,948	130,774
Property and equipment, net	879,541	936,573
Goodwill	1,728,108	1,728,108
Intangible assets, net	1,537,452	1,408,176
Other assets	19,999	—
Total Assets	$12,754,661	$12,756,542
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$6,403,996	$10,497,488
Accrued expenses and other current liabilities	3,735,440	3,207,233
Contingent consideration liability	294,491	259,243
Debt, net of debt discount	7,121,492	7,019,499
Convertible debt, at fair value	7,762,018	8,542,323
Derivative liabilities	2,551,287	4,229,478
Operating lease liability	58,459	117,120
Finance lease liability	87,781	103,392
Contract liabilities	972,402	602,469
Other payable	7,940,946	—
Total current liabilities	36,928,312	34,578,245
Debt, net of current portion	1,194,978	1,303,665
Operating lease liabilities, net of current portion	119,265	135,239
Finance lease liabilities, net of current portion	76,988	91,726
Contingent consideration liability, net of current portion	398,926	434,174
Total liabilities	38,718,469	36,543,049
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock Series A, $0.001 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024 no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024 respectively, 35,505,015 and 29,093,289 issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	3,551	2,910
Additional paid-in-capital	24,941,535	20,152,919
Accumulated deficit	(52,444,509)	(45,426,099)
Accumulated other comprehensive income	176,788	166,007
Total ConnectM Technology Solutions, Inc.'s stockholders’ deficit	(27,322,635)	(25,104,263)
Noncontrolling interest	1,358,827	1,317,756
Total stockholders’ deficit	(25,963,808)	(23,786,507)
Total liabilities and stockholders’ deficit	$12,754,661	$12,756,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(all amounts in USD, except number of shares)

	Three Months Ended March 31,
	2025	2024

Revenues	$8,988,343	$5,373,907
Costs and expenses:
Cost of revenues	5,974,610	3,770,386
Gross profit	3,013,733	1,603,521
Selling, general and administrative expenses	6,287,176	3,018,159
Loss from operations	(3,273,443)	(1,414,638)

Other income (expense):
Interest expense	(493,464)	(512,385)
Gain on extinguishment of debt	14,019	—
Loss on extinguishment of debt and vendor payable	(2,715,923)	(591,864)
Change in fair value of convertible debt	(319,695)	—
Change in fair value of forward purchase agreement	(971,000)	—
Change in fair value of derivative liabilities	(33,548)	—
Change in fair value on 3(a)(10) Settlement Agreement (Note 5)	605,748	—
Other income (expense), net	209,967	(84,486)
Total other expense, net	(3,703,896)	(1,188,735)
Net loss	(6,977,339)	(2,603,373)
Less: net income (loss) attributable to noncontrolling interests	41,071	2,337
Net loss attributable to ConnectM Technology Solutions, Inc.	$(7,018,410)	$(2,605,710)
Other comprehensive income (loss):
Foreign currency translation adjustments	10,781	10,518
Comprehensive loss before noncontrolling interests	(7,007,629)	(2,595,192)
Less: comprehensive loss (income) attributable to noncontrolling interests	41,071	2,337
Comprehensive loss attributable to ConnectM Technology Solutions, Inc.	$(7,048,700)	$(2,597,529)

Weighted average shares outstanding of common stock	31,753,632	13,338,437
Basic and diluted net loss per share, common stock	$(0.22)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(all amounts in USD, except number of shares)

	For the three months ended March 31, 2025
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of January 1, 2025	29,093,289	$2,910	$20,152,919	$(45,426,099)	$166,007	$(25,104,263)	$1,317,756	$(23,786,507)
Issuance of common stock to settle claim under 3(a)(10) Settlement Agreement (Note 5)	3,674,558	367	3,076,885	—	—	3,077,252	—	3,077,252
Issuance of common stock to settle share reset derivative liabilities	2,737,168	274	1,711,731	—	—	1,712,005	—	1,712,005
Other comprehensive income	—	—	—	—	10,781	10,781	—	10,781
Net loss	—	—	—	(7,018,410)	—	(7,018,410)	41,071	(6,977,339)
Balances, as of March 31, 2025	35,505,015	$3,551	$24,941,535	$(52,444,509)	$176,788	$(27,322,635)	$1,358,827	$(25,963,808)

	For the three months ended March 31, 2024
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of - December 31, 2023	1,588,141	159	1,307,065	(22,860,351)	114,624	(21,438,503)	(26,345)	(21,464,848)
Retroactive application of recapitalization	11,750,296	1,175	11,981,109	—	—	11,982,284	—	11,982,284
Balances, as of - December 31, 2023	13,338,437	$1,334	$13,288,174	$(22,860,351)	$114,624	$(9,456,219)	$(26,345)	$(9,482,564)
Stock-based compensation expense	—	—	41	—	—	41	—	41
Other comprehensive income	—	—	—	—	10,518	10,518	—	10,518
Net loss	—	—	—	(2,605,710)	—	(2,605,710)	2,337	(2,603,373)
Balances, as of March 31, 2024	13,338,437	$1,334	$13,288,215	$(25,466,061)	$125,142	$(12,051,370)	$(24,008)	$(12,075,378)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD, except number of shares)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,977,339)	$(2,603,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	81,378	177,248
Amortization of debt discount	77,903	6,905
Stock-based compensation expense	—	41
ROU amortization on finance leases	25,826	29,888
ROU amortization on operating leases	7,741	34,665
Loss on extinguishment of debt	2,715,923	591,864
Gain on extinguishment of debt	(14,019)	—
Loss on termination of lease	37,196	—
Change in fair value of convertible debt	319,695	123,408
Change in fair value of derivative liabilities	33,548	—
Change in fair value of forward purchase agreement	971,000	—
Change in fair value of 3(a)(10) Settlement Agreement (Note 4)	(605,748)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,936,317)	(352,286)
Other receivable	(84,260)	—
Contract asset	39,624	343,646
Inventory	(241,928)	(71,522)
Prepaid expenses and other current assets	532,325	195,475
Other assets	(19,999)	—
Accounts payable	1,183,729	79,793
Accrued expenses	643,393	661,366
Operating lease liabilities	(12,865)	(31,620)
Working capital advances	27,514	—
Contract liabilities	369,873	(416,247)
Net cash used in operating activities	(2,825,807)	(1,230,749)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,844)	(6,569)
Cash paid for capitalized software development costs	(149,828)	—
Net cash used in investing activities	(152,672)	(6,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	2,447,615
Proceeds from the issuance of convertible notes	2,530,000	—
Payments of deferred offering costs	—	(79,522)
Repayments of debt	(321,181)	(867,258)
Payments of financing fees	—	(631,489)
Receipt of funds from Libertas	—	1,057,275
Advance to Monterey Capital Acquisition Corporation	—	(977,147)
Payment on finance leases	(30,349)	(23,536)
Net cash provided by financing activities	2,178,470	925,938
Effect of exchange rate changes on cash and cash equivalents	10,210	12,940
Increase (decrease) in cash and cash equivalents	(789,799)	(298,440)
Cash, beginning of year	2,407,843	1,160,368
Cash, end of year	$1,618,044	$861,928
Supplemental disclosures of cash flow information:
Cash paid for interest	$29,469	$216,531
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash financing information:
Carrying value of accounts payable extinguished with 3(a)(10) Settlement Agreement	$5,278,077	$—
Carrying value of debt extinguished with 3(a)(10) Settlement Agreement	$3,630,000	$—
Financed insurance premium included in prepaid expense	$74,309	$—
Fair value of shares issued to settle Claim under 3(a)(10) Settlement Agreement	$3,077,252	$—
Fair value of shares issued to settle the share reset derivative liabilities	$1,712,005	$—
Extinguishment of accounts payable through issuance of debt	$175,950	$—
Exchange of operating lease liability for accounts payable on terminated lease	$59,037	$—
De-recognition of right-of-use asset, operating on terminated lease	$39,929	$—
Extinguishment of operating lease liability on terminated lease	$2,733	$—
Deferred offering costs included in accounts payable	$—	$235,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025

AND 2024 (UNAUDITED)

NOTE 1: ORGANIZATION AND OPERATIONS

ConnectM Technology Solutions, Inc. (the “Company”), a Delaware corporation, who conducts its operations through its subsidiaries, is a constellation of companies offering solutions to its customers for the (i) decarbonization of homes and businesses through the deployment of weatherization, HVAC, solar, battery, and EV charging hardware working in tandem with the home energy specialists to ensure optimal roll out - all powered by our proprietary AI-driven energy intelligence platform, (ii) facilitation of business-to-business transportation for products using contracted drivers through its online and mobile last mile local delivery platform, and (iii) management of connected operations using its industrial internet of things (“IIoT”) platform. The Company also provides a managed solutions service offering that includes human resources management, procurement services, omnichannel marketing and lead generation services and access to working capital loans to improve operating efficiencies and enhance profitability. The platforms and software that are used to deliver the solutions harvest data that is transformed into insights that its customers are able to access and use for analysis and action. The Company earns revenue outside the United States from its Owned Service Network, Managed Solutions, and Transportation segments.

The Company also offers physical products as part of its solutions offerings, including an AI-driven intelligent heat pump system for use in the decarbonization of homes and businesses solution and display clusters, digital control units and vehicle control units used in the management of connected operations solution.

Basis of presentation and principles of consolidation: On July 12, 2024, the Company consummated the Business Combination which was accounted for as a reverse recapitalization with Legacy ConnectM being deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy ConnectM issuing stock for the net assets of MCAC, accompanied by a recapitalization. The net assets of MCAC were stated at fair value, with no goodwill or other intangible assets recorded. While MCAC was the legal acquirer in the Business Combination, because Legacy ConnectM was deemed the accounting acquirer, the historical financial statements of Legacy ConnectM became the historical financial statements of the combined company, upon consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy ConnectM prior to the Business Combination; (ii) the combined results of MCAC and Legacy ConnectM following the closing of the Business Combination; (iii) the assets and liabilities of Legacy ConnectM at their historical cost; and (iv) the Company’s equity structure for all periods presented. For more details on the reverse recapitalization, see Note 5 to the Company’s Consolidated Financial Statements as presented in its Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on August 4, 2025. As a result of the reverse recapitalization, all references to numbers of common shares and per common share data for 2024 in these unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse recapitalization.

These condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its controlled subsidiaries over which the Company exercises majority board control. Intercompany accounts, transactions, profits and losses have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. These interim consolidated statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, changes in stockholders’ deficit, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024 and 2023, as filed with the SEC on August 4, 2025. The consolidated balance sheet as at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods. Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation.

Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Revision of Prior Period Financial Statements

During the audit for the year ended December 31, 2024, the Company identified an immaterial error in the Statements of operations and comprehensive loss for the period ended March 31, 2024 relating to Company’s master service agreements which were improperly classified as revenue instead of as a reduction to operating expenses in the Prior Filing. The Company determined the error was not material to the previously issued financial statements; however, the Company decided to revise the prior periods impacted. The prior period revisions had no impact on our previously reported net loss; however, the revision decreased our revenue and our selling, general and administrative expenses by an amount of $381,288.

Noncontrolling Interest: The portion of equity not owned by the Company in entities controlled and consolidated by the Company are presented as noncontrolling interest and classified as a component of consolidated stockholders’ deficit, separate from total stockholders’ deficit on the Company’s consolidated balance sheets. The amount recorded is based on the noncontrolling interest holders’ initial investment, adjusted to reflect the noncontrolling interest holder’s share of earnings or losses from the Company controlled entity, and any distributions received or additional contributions made by the noncontrolling interest holder. The earnings or losses from the entity attributable to noncontrolling interests are reflected in net income attributable to noncontrolling interests on the accompanying consolidated statements of operations and comprehensive loss. All significant intercompany accounts, transactions, and profits and losses were eliminated in consolidation. These unaudited condensed consolidated interim financial statements are presented in United States Dollars ("USD"or $), which is the functional currency of the Company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the accounting policies during the three months period ended March 31, 2025, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024 and 2023, as filed with the SEC on August 4, 2025.

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

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM focuses on operating (loss) income from operations as the primary measure to manage the business. Segment operating (loss) income from operations is (loss) income before interest expense, other expense, other income, unallocated corporate costs, and income taxes. There are four operating and reportable segments based on the level at which the CODM reviews operating results, assesses performance and makes decisions regarding resource allocation as follows:

(1)	Owned service network segment consists of our owned service providers who serve as a single point solution provider for homeowners and light commercial building owners for their electrification and decarbonization needs, including system design, installation, monitoring, maintenance and repair. The owned service providers use the Company’s technology platform, which provides maintenance, repair, and installation guidance and optimization (the “Technology Platform”), in servicing the homeowners and light commercial building owners.
(2)	Managed solutions segment provides third party residential and light commercial service providers with access to the Technology Platform as well as a selection of servicing offerings that the managed solutions customer can select from, including human resources management, procurement services, omnichannel marketing and lead generation as well as access to short-term working capital loans.

(3)	Logistics segment focuses on the facilitation of business-to-business transportation of heavy goods using the Company’s last mile delivery software.
(4)	Transportation segment focuses on the sale of hardware, software and technical services to original equipment manufacturers (“OEMs”). OEMs have the option to buy access to the Technology Platform to remotely monitor the performance of the hardware.

Impairment of long-lived assets and concentration of risk: The Company assessed its long-lived assets for impairment and concluded that there were no indicators of impairment during the three months ended March 31, 2025 and 2024. Management has evaluated potential concentrations of risk related to its long-lived assets, including dependencies on major customers, vendors, or geographic markets, and does not believe that any such concentrations exist that would subject the Company to material risk.

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

For the three months ended March 31, 2025 and 2024, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. Conversion features of notes payable may have a variable conversion feature, amending the number of conversion shares based on the market price of the stock. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Given the Company is in a net loss position for the three months ended March 31, 2025 and 2024, there is no difference between basic and diluted net loss per share.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

Options	473,929
Warrants	13,067,494
Convertible notes payable that convert into common stock	4,914,845
Total	18,456,268

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

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023 - 09, Improvements to Income Tax Disclosures, which amends Income Taxes (Topic 740). The FASB issued this update to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. The effective date for this amendment is January 1, 2025, with early adoption permitted. These amendments are to be applied on a prospective basis; however, retrospective application is permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain areas of our income tax disclosures.

In November 2024, the FASB issued ASU 2024 - 03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 - 40) Disaggregation of Income Statement Expenses. The new guidance is intended to enhance transparency and disclosures by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025 - 01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 - 40): Clarifying the Effective Date. The ASU is effective for our annual report as of December 31, 2027, and for interim reporting periods beginning in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024 - 04, Debt - Debt with Conversion and Other Options (Subtopic 470 - 20) Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The ASU is effective beginning in 2026, with early adoption permitted. We will utilize this guidance for any future induced conversions or extinguishments of our convertible notes.

NOTE 3: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2025, the Company had cash of $1,618,044. The Company had a working capital deficit of approximately $28,618,000 at March 31, 2025 and incurred a net loss and generated negative cash flow from operating activities of approximately $7,018,000 and $2,825,000, respectively, for the three months ended March 31, 2025.

On May 6, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Panel has determined to delist the Company’s common stock, par value $0.0001 per share from the Nasdaq Capital Market, and Nasdaq suspended trading in the Company’s Common Stock on May 7, 2025 because the Company has not demonstrated compliance with the MVLS Rule, nor does it meet any of the alternative requirements under Nasdaq Listing Rule 5550(b) and has failed to demonstrate that additional time to regain compliance is appropriate.

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note and is therefore in technical default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of March 31, 2025, the minimum cash balance required was approximately $833,000.

As of March 31, 2025, the Company has not made certain scheduled payments and is therefore in technical default under four of the secured promissory notes entered into in June 2024. The total outstanding principal and accrued interest under these notes was approximately $550,000 as of March 31, 2025. However, no formal default notices have been received and the four noteholders have continued to work cooperatively with the Company. Management is engaged in discussions with the noteholders regarding repayment arrangements and believes a mutually satisfactory resolution will be reached.

These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these unaudited consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

If additional equity or debt financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its results of operations and financial condition would be materially and adversely affected. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact the Company business.

Based on the foregoing, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the unaudited consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

NOTE 4: ACCOUNTS PAYABLE

Accounts payable includes trade payables and accrued vendor obligations. In addition, accounts payable includes credit card payable balances of about $646,000 and $612,000 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 5: OTHER PAYABLE

In January 2025, the Company entered into a settlement agreement and stipulation (the “3(a)(10) Settlement Agreement”) with Last Horizon, LLC (“Last Horizon”), pursuant to which the Company agreed to issue shares of the Company’s common stock to Last Horizon in exchange for the settlement of approximately $8,908,000 (the “Claim”) to resolve outstanding overdue liabilities with a lender and certain of its vendors. The 3(a)(10) Settlement Agreement was subject to a fairness hearing pursuant to Section 3(a)(10) of the Securities Act of 1933 (the “Securities Act”) and on January 29, 2025, a Federal court in in Florida held a fairness hearing and granted approval of the 3(a)(10) Settlement Agreement in its order (the “Order”).

Per the terms of the 3(a)(10) Settlement Agreement, the Company is required to issue freely trading securities pursuant to Section 3(a)(10) of the Securities Act equal to the total amount of the Claim divided by the lower of (i) the closing share price on the date of issuance or (ii) 85.0% multiplied by the lowest volume weighted average price (the “VWAP”) during the five day period preceding the share request inclusive of the day of the request (the “Valuation Period”), subject to a minimum price floor of $0.02 per share (the “Purchase Price”). In the event the shares are not delivered to Last Horizon’s brokerage account on the same date as the share request or conversion notice, the Valuation Period will be extended to the date the shares are delivered.

The Company accounted for the 3(a)(10) Settlement Agreement as an extinguishment of the outstanding obligations and realized a loss on extinguishment of approximately $2,716,000, which is recorded as a component of other income (expense) on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized a new obligation to Last Horizon at fair value at issuance and each subsequent reporting period as there is a variable number of shares that will be issued to settle the fixed dollar amount of the Claim (see Note 10). As of issuance and at March 31, 2025, the fair value of the 3(a)(10) Settlement Agreement was determined to be approximately $11,624,000 and $7,941,000, respectively, and was recorded as other payable on the accompanying condensed consolidated balance sheets.

In the event of a default event pursuant to (i) the trading of the Company’s shares of common stock shall have been halted, limited or suspended, (ii) minimum prices have been established for securities trading on the NASDAQ, (iii) any portion of the Company’s common stock is not eligible or is unable to be deposited or cleared through Last Horizon’s broker, brokerage account and/or clearing agent, the Company’s common stock is no longer eligible for book transfer delivery, or the Company has not made its required filings with the SEC, the multiplier to the VWAP used to determine the Purchase Price decreases from 85.0% to 75.0%. The Company triggered an event of default in April 2025 when it did not file its Form 10-K timely and in May 2025 when it was delisted from the NASDAQ.

Per the terms of the 3(a)(10) Settlement Agreement, the Company is required to reserve at least 1.5 time the greater of the number of shares that could be issued pursuant to the terms of the Order and reserve at its transfer agent, at a minimum, 10,000,000 shares of the Company’s common stock during the Valuation Period. The shares of Company’s common stock may only be released once all Claims have been settled. At March 31, 2025, the Company had reserved 10,000,000 shares of the Company’s common stock for issuance in connection with this 3(a)(10) Settlement Agreement.

During the three months ended March 31, 2025, the Company issued 3,674,558 shares of common stock with a fair value of $3,077,252, as determined by the closing price on the date the shares were issued, to partially settle the obligation owed to Last Horizon. From April 1, 2025 through the date these condensed consolidated financial statements were issued, the Company issued 10,069,573 shares of common stock with a fair value of $5,411,498, as determined by the closing price on the date the shares were issued, to partially settle the obligation owed to Last Horizon.

NOTE 6: CONVERTIBLE DEBT

2025 Convertible Notes

The Company entered into twelve convertible note agreements in exchange for aggregate gross proceeds of $2,530,000 to eleven lenders during the three months ended March 31, 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes bear interest at a rate of 20.0% per annum. The 2025 Convertible Notes have maturity dates that range from 30-days to one year from the convertible note issuance date, optional conversion period that ranges from thirty to ninety days, and a conversion price that ranges from $1.00 to $1.15. The Company entered into convertible note agreements with two related-party investors holding beneficial ownership interests exceeding 5.0% of the Company’s common stock. The aggregate principal amount of these convertible notes was $500,000.

A summary of the individual convertible notes was:

Issuance Date	Gross Proceeds	Conversion Price	Conversion Option Period of Exercisability (from issuance date)	Maturity Date (from issuance date)
1/25/2025	$250,000	$1.10	90-days	180-days
1/22/2025	50,000	$1.10	90-days	180-days
1/23/2025	100,000	$1.10	90-days	180-days
1/25/2025	150,000	$1.10	90-days	180-days
1/26/2025	50,000	$1.10	90-days	180-days
1/29/2025	1,000,000	$1.10	90-days	180-days
2/4/2025	150,000	$1.10	90-days	180-days
2/11/2025	50,000	$1.10	90-days	180-days
3/5/2025	200,000	$1.15	90-days	365-days
3/17/2025	250,000	$1.00	30-days	30-days
3/17/2025	250,000	$1.10	30-days	30-days
3/24/2025	30,000	$1.15	90-days	365-days
	$2,530,000

The 2025 Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price. The 2025 Convertible Notes may be prepaid in full or in part by the Company at any time without penalty.

The Company elected the fair value option for the 2025 Convertible Notes and therefore measured the 2025 Convertible Notes at fair value at issuance and each subsequent reporting period, with changes in fair value recognized in earnings. As of issuance and at March 31, 2025, the fair value of the 2025 Convertible Notes was determined to be $2,530,000 and $2,529,384, respectively (see Note 9).

The 2025 Convertible Notes were convertible into 2,313,630 shares of the Company’s common stock on March 31, 2025.

Assumed 2024 Note

In January 2025, the Assumed 2024 Note was extinguished as part of the 3(a)(10) Settlement Agreement (see Note 5).

2024 Convertible Notes

During the three months ended March 31, 2025, the Company extended the maturity dates and the period the conversion option was exercisable because of the volatility the Company's common stock price was experiencing. The extensions to the conversion periods were accounted for as modifications. The 2024 Convertible Notes may be prepaid in full or in part by the Company at any time without penalty.

The 2024 Convertible Notes were convertible into 2,542,059 shares of the Company's common stock as at March 31, 2025.

NOTE 7: DEBT

Sale of future receipts

In March 2025, the Company entered into a payment agreement to extinguish the balance owed on the September 2024 SFR Agreement of approximately $69,000 for a cash payment of $25,000. The Company paid the amount in full during March 2025 and accounted for the payment agreement as an extinguishment of the September 2024 SFR Agreement and recorded approximately $12,000 as a gain on extinguishment on the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

In March 2025, the Company was issued a stipulation of settlement from the Supreme Court of the State of New York, County of Sullivan, under which it was required to pay $30,000 to settle the balance owed on the November 2024 SFR Agreement of approximately $53,000, including principal and accrued interest. The Company paid the amount in full during May 2025 and accounted for the payment agreement as an extinguishment of the November 2024 SFR Agreement and recorded approximately $2,000 as a gain on extinguishment on the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

Seller Note

In January 2025, the Company entered into a promissory note (the “January 2025 Note”) with the individual from whom the Company acquired a business from in August 2024 which converts the unpaid cash consideration of $170,000 and accrued interest of approximately $6,000 from accounts payable to a seller not that matures on June 30, 2025. The unpaid balance of the principal amount bears interest at a rate of 14.0% per annum, except in the event of a default when interest increases to 19.0% per annum. An event of default is to have occurred if the unpaid principal and accrued interest thereon is not paid in full prior to the maturity date, if the Company makes an assignment for the benefit of creditors, or if the Company files for bankruptcy or another similar proceeding. As of March 31, 2025, the original principal of approximately $176,000 and accrued and unpaid interest of approximately $5,000 remained outstanding.

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

NOTE 8: STOCKHOLDERS’ DEFICIT

Common stock issuances:

During the three months ended March 31, 2025, the Company issued shares of the Company’s common stock to extinguish obligations to certain vendors and lenders (see Note 5 and Note 9) as follows:

Shares Issued	Fair Value
264,970	$288,817
595,238	581,071
1,435,040	1,343,915
1,379,310	863,448
795,675	498,093
1,460,130	914,041
113,625	71,129
205,949	127,956
161,789	100,520
6,411,726	$4,788,990

The Company determined the fair value of its common stock for each issuance using the closing share price on the date of issuance.

NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS

Debt conversion share adjustment obligations

Share Reset Derivative Liabilities: On February 24, 2025, 2,737,168 shares were issued in accordance with the terms of the Share Reset provisions on five conversion agreements at a fair value of $1,712,005, as determined by the closing price on the date of issuance, extinguishing the Company’s share adjustment obligations pursuant to the respective conversion agreements.

Forward purchase agreement

On April 2, 2025, the Company entered into a mutual termination agreement with Meteora to terminate the Amended 2024 FPA (the “FPA Termination Agreement”) in exchange for termination consideration of $500,000. Pursuant to the FPA Termination Agreement, the 1,618,948 shares of the Company’s common stock that Meteora held as of the termination date of April 2, 2025 were deemed free and clear of all obligations, the number of Recycled Shares was equal to zero, and the Prepayment Shortfall was deemed to be zero. The Company received termination consideration of $500,000 from Meteora in April 2025 and recognized the impact of the termination as of March 31, 2025.

NOTE 10: FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities, including financial liabilities measured and recorded at fair value on a recurring basis as of March 31, 2025:

	Level I	Level II	Level III	Total
Assets
Forward purchase agreement	$—	$—	$500,000	$500,000
Total assets	$—	$—	$500,000	$500,000
Liabilities
Derivative liabilities	$—	$—	$2,551,287	$2,551,287
3(a)(10) Settlement Agreement	—	—	7,940,946	7,940,946
Contingent consideration	—	—	434,174	434,174
Convertible debt	—	—	7,762,018	7,762,018
Total liabilities	$—	$—	$18,688,425	$18,688,425

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2024:

	Level I	Level II	Level III	Total
Assets
Forward purchase agreement	$—	$—	$1,471,000	$1,471,000
Total assets	$—	$—	$1,471,000	$1,471,000
Liabilities
Derivative liabilities	$—	$—	$4,229,478	$4,229,478
Contingent consideration	—	—	434,174	434,174
Convertible debt	—	—	8,542,323	8,542,323
Total liabilities	$—	$—	$13,205,975	$13,205,975

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the three months period ended March 31, 2025 and December 31, 2024.

The following table provides a reconciliation of our assets and liabilities measured at fair value using Level 3 inputs:

	Forward Purchase Agreement	Derivative liabilities	3(a)(10) Settlement Agreement	Contingent consideration	Convertible debt
Balance, December 31, 2024	$1,471,000	$(4,229,478)	$—	$(434,174)	$(8,542,323)
Issuances	—	—	(11,623,946)	—	(2,530,000)
Settlement through issuance of Company's common stock	—	1,712,005	3,077,252	—	3,630,000
Change in fair value	(971,000)	(33,814)	605,748	—	(319,695)
Ending balance, March 31, 2025	$500,000	$(2,551,287)	$(7,940,946)	$(434,174)	$(7,762,018)

Convertible Notes Payable

The Company’s carrying value and fair value for the convertible notes payable for which the Company elected the fair value option is as follows

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Convertible Notes	$2,440,000	$2,659,417	$2,440,000	$2,547,209
2025 Convertible Notes	2,530,000	2,529,384	—	—
Assumed 2024 Note	—	—	3,630,000	3,630,000
SEPA Convertible Note	2,500,000	2,573,217	2,500,000	2,365,114
	$7,470,000	$7,762,018	$8,570,000	$8,542,323

The change in fair value on convertible debt resulted in a loss of approximately $320,000 and $0 for the three months ended March 31, 2025 and 2024, respectively, which was recorded as a component of other income (expense) on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

2024 Convertible Notes and 2025 Convertible Notes: The 2024 Convertible Notes and 2025 Convertible Notes are re-measured to fair value each reporting period using the following relevant assumptions:

	March 31, 2025	December 31, 2024
Discount rate	20.0%	20.0%
Probability of conversion at maturity scenario	70.0 - 100.0%	70.0 - 100.0%
Probability of voluntary conversion scenario	0.0 - 30.0%	0.0 - 30.0%
Remaining term for conversion at maturity scenario	0.00 - 0.98 years	0.01 - 0.28 years
Remaining term for voluntary conversion scenario	0.00 - 0.23 years	0.01 - 0.03 years

SEPA Convertible Note: The fair value of the SEPA Convertible Note was determined utilizing a Monte Carlo simulation considering the following relevant assumptions:

	March 31, 2025	December 31, 2024
Remaining term	0.72 years	0.97 years
Volatility	84.0%	88.0%
Risk-free rate	4.1%	4.3%
Drift term	4.1%	4.2%
Conversion price for payments to be made through issuance of Company's common stock	$0.50	$0.41
Payments to be made through issuance of shares of Company's common stock	11.1%	11.1%
Payments to be made in cash	88.9%	88.9%

Forward Purchase Agreement

The change in fair value on the forward purchase agreement resulted in a loss of approximately $971,000 for the three months ended March 31, 2025, which was recorded as a component of other income on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (see Note 9).

As at December 31, 2024, the FPA Amendment provide two settlement options whereby the Amended 2024 FPA can be settled either at maturity if shares of the Company’s common stock are trading above $2.00 per share (the “Maturity Settlement Scenario”) or at the Company’s request for a prepayment short-fall whereby the Company requests Meteora to sell shares (the “Prepayment Short-fall Scenario”). The fair value of the Amended 2024 FPA was re-measured to fair value at each subsequent reporting period utilizing a Monte Carlo simulation model that applies a probability of occurrence to the present value of each settlement scenario as follows:

December 31, 2024
Probability of maturity settlement scenario	15.0%
Probability of prepayment shortfall settlement scenario	85.0%
Recycled Shares held by Meteora	1,703,890
Price per share of Company's common stock	$1.21
Remaining term	2.53 years
Risk-free interest rate	4.3%
Drift term	4.2%
Volatility	85.0%
Forecasted price per share of Company's common stock at maturity	$2.30
Expected margin from Meteora's sale of Recycled Shares	76.9%

3(a)(10) Settlement Agreement

The change in fair value on the remaining obligation owed under the 3(a)(10) Settlement Agreement (see Note 4) resulted in a gain of approximately $606,000 for the three months ended March 31, 2025, which was recorded as a component of other income (expense) on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value of the 3(a)(10) Settlement Agreement was determined using a base case and a default scenario utilizing a Monte Carlo simulation to forecast the Company’s share price through the last share issuance date, considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	March 31, 2025	January 28, 2025
Price per share of Company’s common stock	$0.54	$1.09
Equity volatility	87.0%	88.0%
Remaining term	0.46 years	0.63 years
Risk-fee rate	4.2%	4.2%
Drift term	4.2%	4.1%

Contingent consideration obligation

During the three months ended March 31, 2025 there was no change in fair value of the contingent consideration obligation.

The fair value of the contingent consideration obligation was measured to fair value at inception and re-measured each reporting period utilizing a Monte Carlo simulation considering the following relevant assumptions:

	March 31, 2025	December 31, 2024
Operating leverage	150.0%	150.0%
Revenue volatility	20.1%	20.1%
EBITDA volatility	50.2%	50.2%
Earnout risk free rate	4.5%	4.5%
Long-term risk-free rate	4.9%	4.9%
Weighted average cost of capital	18.0%	18.0%
Correlation between revenue and EBITDA	0.65	0.65
Discount rate	6.0%	6.0%
Term to payment	0.9 - 6.9 years	0.1 - 7.1 years

Derivative Liabilities

The change in fair value on derivative liabilities resulted in a loss of approximately $34,000 for the three months ended March 31, 2025, which was recorded as a component of other income on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Debt conversion share adjustment obligations: The fair value of the derivative liabilities issued in connection with the September 2024 debt conversion agreements were determined using Monte Carlo simulations considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	March 31, 2025	December 31, 2024
Price per share of Company's common stock	$0.54	$1.21
Equity volatility	76.0 - 91.0%	92.0 - 93.0%
Reset price floor	$1.25	$1.25
Reset price ceiling	$2.00	$2.00
Remaining term - First Reset Date	0.08-0.42 years	0.19 - 0.62 years
Forecasted per share of Company's common stock - Reset Date	$0.54	$1.12
Risk-fee rate - Reset Date	4.3 - 4.4%	4.4%
Drift term - Reset Date	4.2 - 4.3%	4.3%
Forecasted five day VWAP per share of Company's common stock - First Reset Date	$0.47	$0.96
Risk-fee rate - First Reset Date	4.3%	4.2%
Drift term - First Reset Date	4.2%	4.1
Remaining term - Second Reset Date	0.84 years	1.04 years
Forecasted five day VWAP per share of Company's common stock - Second Reset Date	$0.42	$0.81
Risk-fee rate - Second Reset Date	4.1%	4.2
Drift term - Second Reset Date	4.0%	4.1

SEPA Derivative Liability: The fair value of the SEPA Derivative Liability was determined using a Monte Carlo simulation considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	March 31, 2025	December 31, 2024
Remaining term	0.72 years	0.97 years
Volatility	84.0%	88.0%
Risk-free rate	4.1%	4.3%
Drift term	4.1%	4.2%
Conversion price for payments to be made through issuance of Company's common stock	$0.14	$0.41
Payments to be made through issuance of shares of Company's common stock	11.1%	11.1%
Payments to be made in cash	88.9%	88.9%
Prepayment premium	107.0%	107.0%

Shares to be issued at settlement of derivative liabilities

The shares of the Company’s common stock to be issued in settlement of the above derivative liabilities are dependent on the share price at a future date and, as such, cannot be exactly determined as of March 31, 2025. Accordingly, an estimate has been made using the option pricing model to determine the liability value.

NOTE 11: RELATED PARTY TRANSACTIONS

Certain Relationships and Related Person Transactions

The following is a description of certain relationships and transactions that exist or have existed or that the Company has entered into, in each case since January 1, 2023, with its directors, executive officers, or stockholders who are known to the Company to beneficially own more than five percent of its voting securities and their respective affiliates and immediate family members.

Sponsor of MCAC

In connection with the closing of the Business Combination, the Company assumed unsecured promissory notes totaling approximately $555,000 that are non-interest bearing and due on demand and advances totaling approximately $132,000 that are non-interest bearing and due on demand with the Sponsor of MCAC. During September 2024, the Company entered into a note conversion agreement with the Sponsor of MCAC in which the Company converted the outstanding principal on unsecured promissory notes and certain other liabilities owed to the note holders into shares of the Company’s common stock at a conversion price of $2.00 per share with a one-time share reset adjustment (see Note 6), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for each individual lender. In connection with these agreements, approximately $555,000 of unsecured promissory notes and approximately $132,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 343,248 shares of the Company’s common stock.

In connection with the conversion agreement, the Sponsor of MCAC received a one-time share reset adjustment that was settled during the quarter ended March 31, 2025 through the issuance of 205,949 shares of the Company’s common stock (see Note 7). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment was approximately $158,000 and was included as a component of derivative liabilities on the accompanying consolidated balance sheets. As of March 31, 2025, the derivative liabilities associated with the reset adjustment was settled in full. For the three months ended March 31, 2025, the Company recorded a change in fair value on these derivative liabilities of $30,000, which was included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

Related Party Investors

Immediately following the note conversion agreements in September 2024 with secured promissory note holders in which the Company converted the outstanding principal on the secured promissory notes, including accrued and unpaid interest, and certain other liabilities owed to the note holders into shares of the Company’s common stock, the ownership percentage of the Company’s common stock of two individual lenders individually exceeded 5.0%, triggering a related party relationship. These two lenders are collectively referred to as the Related Party Investors.

In connection with the conversion agreements, each Related Party Investor received a one-time share reset adjustment that were settled during the quarter ended March 31, 2025 through the issuance of 1,460,130 and 795,675 shares of the Company’s common stock (see Note 8). As of March 31, 2025, the derivative liabilities associated with the reset adjustment granted to each Related Party Investor was approximately $1,146,000 and $624,000 and were included as a component of derivative liabilities on the accompanying consolidated balance sheet. As of March 31, 2025, the derivative liabilities associated with the reset adjustment was settled in full. For the three months ended March 31, 2025, the Company recorded a change in fair value on these derivative liabilities of $232,000 and $126,000, which were included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

The Related Party Investors collectively own 100% of an entity that has controlling interest in four customers within the managed solutions operating segment (the “Related Party Managed Solutions Customers”). The Company acquired one of these customers, GEG, in October 2024 from the entity owned by Related Party Investors. From the three months period ended March 31, 2025, the Company earned revenue totaling approximately $215,000, incurred cost of revenues totaling approximately $199,000, and incurred selling, general and administrative expenses totaling approximately $18,000 from the remaining two Related Party Managed Solutions Customers. As of March 31, 2025, the Company was owed approximately $353,000 for managed services from the Related Party Managed Solutions Customers, which was included as a component of accounts receivable on the accompanying consolidated balance sheets and approximately $102,000 for working capital advances from the Related Party Managed Solutions Customers, which was included as a component of working capital advances on the accompanying consolidated balance sheets. As of December 31, 2024 and March 31, 2025, the Company owed approximately $28,000 and $35,000, respectively, to the Related Party Managed Solutions Customers.

Avanti Notes

In September 2016, the Company entered into an unsecured promissory note with a company owned by the Company’s Chief Executive Officer (the “Related Party Lender”) for an original principal sum of INR 16,500,000 ($193,128 at March 31, 2025) (the “2016 Promissory Note”). The note bears annual interest of 14.0%. The note does not have a maturity date, and the full note balance is to be paid over time in amounts determined by the Company.

In July 2024, the Company borrowed an additional INR 8,300,000 ($97,149 at March 31, 2025) from the Related Party Lender (the “2024 Promissory Note”). The loan bears interest at 14.0% and matures in July 2031. The principal and accrued interest is due in full at maturity.

Total interest expense recognized on the promissory notes with the Related Party Lender totaled INR 531,616 and INR 247,819 ($6,145 and $2,864, respectively) for the three months ended March 31, 2025 and 2024, respectively. Total interest accrued was INR 8,765,149 and INR 7,137,057 ($101,323 and $82,503, respectively), as of March 31, 2025 and 2024, respectively, and was recorded as a component of accrued expenses on the accompanying consolidated balance sheets.

Related Party Lender

Following the closing of the Business Combination on July 12, 2024 which triggered the conversion of certain convertible notes, a noteholder’s ownership percentage of the Company’s common stock exceeded 5.0%, triggering a related party relationship.

On October 10, 2024, the Company issued this related party a convertible note with a principal amount of $800,000. The note has an interest rate of 20% and a maturity date of April 8, 2025. The note is convertible during the first 90 days after issuance at a conversion price of $1.10. The Company accounts for these convertible notes using the fair value option. As of December 31, 2024, the carrying amount of the note and accrued interest was $800,000 and $35,945, respectively. As of March 31, 2024, the fair value of this note was approximately $872,000.

On December 3, 2024, the Company issued this related party a convertible note with a principal amount of $400,000. This note has an annual interest rate of 20% with an original maturity in January 2025. During the quarter ended March 31, 2025, the note was amended to extend the maturity date to June 2025. The Company accounted this amendment as a modification. The note is convertible during the first 30 days after issuance at a conversion price of $1.10. The Company accounts for these convertible notes using the fair value option. As of December 31, 2024, the carrying amount of the note and accrued interest was $400,000 and $6,137, respectively. As of March 31, 2025, the fair value of this note was approximately $426,000.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal and regulatory proceedings: The Company is subject to various routine litigation, legal proceedings, and regulatory matters, that arise in the ordinary course of its business. The Company reviews its lawsuits, regulatory matters, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements.

The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account its best estimate of such losses for those cases for which such estimates can be made. The Company’s estimate involves significant judgement, given the varying stages of proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings.

In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter’s current status and the damages sought or demands made. Accordingly, the Company’s estimate will change from time to time, and actual losses could be more or less than the current estimate. As of March 31, 2025 and December 31, 2024, there are no matters for which a reserve is required to be established. On February 26, 2024, Robert Zrallack and RJZ Holdings LLC (the “Plaintiffs”) filed suit against Aurai LLC (“Aurai”), ConnectM Florida RE LLC (“ConnectM Florida RE”), and Florida Solar Products, Inc. (“Florida Solar”), each a wholly owned subsidiary of the Company, in the circuit court for the 19th judicial circuit (St. Lucie County, Florida). In this suit, the Plaintiffs allege various contract claims arising out of a transaction under which Aurai acquired Florida Solar from Mr. Zrallack in 2022 and ConnectM Florida RE acquired certain real estate from RJZ Holdings LLC in 2022 from which Florida Solar operates.

Specifically, the Plaintiffs allege breach of the stock purchase agreement and certain promissory notes in connection with the purchase of Florida Solar and the related real estate, as well as breach of a services agreement with Mr. Zrallack.

The Company believes the Plaintiffs’ claims have no merit and has asserted counterclaims against the Plaintiffs in connection with the underlying transactions. As of March 31, 2025 and to date, the case is in arbitration.

Regardless of the final outcome, defending lawsuits, claims, government investigations, and proceedings in which the Company is involved is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained.

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

Employee Retention Tax Credit: ConnectM BabioneLLC (“CMB” or the “Company”) was informed by the IRS during 2023 of its eligibility for the Employee Retention Tax Credit (“ERC”). As such the Company filed a request for the ERC credit in 2023. In March 24, 2025, the IRS provided the Company with a letter applying the credit and thereby amended its Form 941 for December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021, resulting in credit and interest income earned on the credit for a total of $279,523.84. As a result, management was not aware of their eligibility during 2020- and 2021, as such when they applied for the credit in 2023 management did not believe the likelihood of recovery was realizable as such the Company did not record a receivable. The Company accounted for the ERC in accordance with FASB ASC 410-30-35-8, which indicates that a claim for recovery should be recognized only when the claim is probable as it is defined in FASB ASC 450, Contingencies, more specifically in FASB ASC 450-20-25-1. Accordingly, if an entity feels that it is probable that it is entitled to recover amounts.

In March 2025 the company received a letter from the IRS confirming the acceptance of the tax credit and issued four checks for a total of $279,523.84. As the Company believes it has realized the gain and thus will recognize the credit as income in the quarter ended March 31, 2025, when the conditions were met, and the credit was realized. the service provider fee was structured as 20% of the credit earned as such the invoice was finalized and issued on March 24, 2024 for a total of $55,904.77, as noted above the expense is separate from the ERC and will not be reflected net of the ERC. The credit is included in Other income/(expense) net of service fee.

NOTE 13: REVENUES

The following table summarizes disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Three months ended March 31,
	2025	2024
United States	$8,254,356	$5,093,144
India	$733,987	280,763

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Contract Assets

Contract assets consist of work in process for unrecognized revenue. The following table summarizes the contract asset activity for the three months ended March 31, 2025

Balance as of December 31, 2024	$206,750
Net change during the three months ended March 31, 2025	(39,624)
Balance as of March 31, 2025	$167,126

NOTE 14: INCOME TAXES

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized, as well as significant unusual or infrequently occurring items that are separately reported, are excluded from the annual effective tax rate.

Our tax rate for the three months ended March 31, 2025 of 21% was in line with the federal statutory rate of 21% and overall was impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

While our tax rate for the three months ended March 31, 2024 of 21% was in line with the federal statutory rate of 21%, it was overall impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

For the three months ended March 31, 2025, and March 31, 2024, the Company recorded no income tax expense (benefit), respectively, due to the generation of net operating losses, the benefits of which have been fully reserved.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carry forwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2024 and March 31, 2025, the Company has maintained a full valuation allowance against its net deferred tax assets.

NOTE 15: INVENTORY

Inventories: Inventories consist of parts and finished goods. Parts primarily consist of manufacturing hardware, wiring, and piping. Inventories consisted of the following:

	March 31,	December 31,
	2025	2024
Parts	$305,839	$164,131
Finished Goods	487,523	386,564
Total	$793,362	$550,695

NOTE 16: REPORTABLE SEGMENTS

The Company’s operations are organized into four reporting segments: Owned Service Network, Managed Solutions, Logistics and Transportation. The structure is designed to allow the Company to evaluate the performance of its different solutions offerings, provide improved service and drive future growth in a cost-efficient manner.

Selected information by reportable segment is presented in the following tables:

	Three Months Ended March 31, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$4,247,541	$1,756,368	$2,537,430	$447,004	$—	$8,988,343
Cost of revenue	2,229,825	1,341,191	2,009,534	394,060	—	5,974,610
Selling, general and administrative expenses
Facility costs	35,841	101,033	—	13,554	—	150,428
Insurance expenses	40,419	22,730	13,695	198	99,920	176,962
Marketing expenses	1,452,102	74,784	—	1,167	537,044	2,065,097
Operational expenses	493,218	(538,229)	321,537	71,885	1,357,011	1,705,422
Compensation and related benefits	865,261	659,299	—	48,446	240,185	1,813,191
Travel & entertainment	29,050	3,244	8,450	4,572	54,926	100,242
Vehicle expenses	66,150	99,979	—	—	—	166,129
Depreciation	53,335	—	—	2,037	—	55,372
Amortization	34,335	—	9,335	10,341	322	54,333
Total selling, general and administrative expenses	3,069,711	422,840	353,017	152,200	2,289,408	6,287,176
(Loss) income from operations	(1,051,995)	(7,663)	174,879	(99,256)	(2,289,408)	(3,273,443)
Other expense, net	$(55,905)	$—	$—	$—	$(3,647,991)	$(3,703,896)
Net loss	$(1,107,900)	$(7,663)	$174,879	$(99,256)	$(5,937,399)	$(6,977,339)
Total assets	$4,503,230	$—	$3,195,017	$1,731,343	$3,325,071	$12,754,661

	Three Months Ended March 31, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$3,761,118	$1,309,716	$—	$303,073	$—	$5,373,907
Cost of revenue	2,512,790	887,598	—	369,998	—	3,770,386
Selling, general and administrative expenses
Facility costs	57,424	69,486	—	6,061	(20,395)	112,576
Insurance expenses	61,526	57,361	—	206	55,907	175,000
Marketing expenses	84,313	8,153	—	1,938	17,813	112,217
Operational expenses	72,096	110,971	—	92,268	494,351	769,686
Compensation and related benefits	1,043,125	135,813	—	8,465	314,067	1,501,470
Travel & entertainment	8,251	1,414	—	3,791	18,797	32,253
Vehicle expenses	56,967	28,094	—	—	52,648	137,709
Depreciation	45,726	10,831	—	1,812	—	58,369
Amortization	88,581	—	—	22,996	7,302	118,879
Total selling, general and administrative expenses	1,518,009	422,123	—	137,537	940,490	3,018,159
Loss from operations	(269,681)	(5)	—	(204,462)	(940,490)	(1,414,638)
Other expense, net	—	—	—	—	(1,188,735)	(1,188,735)
Net loss	$(269,681)	$(5)	$—	$(204,462)	$(2,129,225)	$(2,603,373)
Total assets	$5,635,209	$535,976	$—	$983,864	$6,641,495	$13,796,544
Capital expenditures	$6,569	$—	$—	$—	$—	$6,569

As of March 31, 2025  and December 31, 2024  the Company’s total assets located outside the United States were approximately $1,731,000 and $1,260,000, respectively. For the three months ended March 31, 2025, one customer represented more than 10% of total company revenue and for the three months ended March 31, 2024, no single customer represented more than 10% of total company revenue.

The following tables summarize disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Three Months Ended March 31, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
United States	$3,960,558	$1,756,368	$2,537,430	$—	$—	$8,254,356
Other	286,983	—	—	$447,004	—	$733,987
Total	$4,247,541	$1,756,368	$2,537,430	$447,004	$—	$8,988,343

	Three Months Ended March 31, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
United States	$3,761,118	$1,309,716	$—	$22,310	$—	$5,093,144
Other	—	—	—	280,763	—	280,763
Total	$3,761,118	$1,309,716	$—	$303,073	—	$5,373,907

NOTE 17: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2025, the date these interim financial statements were issued, in accordance with ASC 855, Subsequent Events. No events were identified that require adjustment to the accompanying financial statements. All subsequent events identified are non-recognized subsequent events.

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

Note exchange agreements: During April 2025 and May 2025, the Company entered into twenty five note exchange agreements with twelve of its lenders under which sixteen secured promissory notes totaling $4,435,000, nine convertible notes totaling $1,840,000, and accrued interest and fees totaling $1,189,939 were exchanged for 15,290,930 shares of the Company’s common stock with a fair value of $8,153,825, as determined on the issuance date using the reported closing share price. Certain of these note exchanges involved related parties, including Arumilli LLC, SriSid LLC, Win-Light Global Co. Ltd., and W4 Partners LLC.

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

Business combination: In April 2025, the Company entered into a stock purchase agreement with an entity (the “Seller”), for the purposes of acquiring from the Seller all of the issued and outstanding equity securities of Air Temp Service Co, Inc. (“Air Temp”) and Solar Energy Systems of Brevard, Inc (“SES”) in exchange for the issuance of 2,200,000 shares of the Company’s common stock. Per the terms of the stock purchase agreement, if the Company is delisted from the NASDAQ within 90-days of closing, the Company is required to issue an additional 2,700,000 shares of the Company’s common stock. As a result of the Company’s delisting (see Note 3), the Company issued an additional 2,700,000 shares of the Company’s common stock. The total fair value of the 4,900,000 shares of the Company’s common stock issued as consideration to the Seller was approximately $3,200,000, as determined using the closing share price on the date of issuances, in May 2025. Air Temp Services and Solar Energy Systems of Brevard are considered a related party due to its ownership by SriSid LLC and Arumilli LLC, which are related parties to the Company. The Company had a Managed Services Agreement in place with Air Temp during the reporting period.

Air Temp is engaged in the business of the maintenance, repair, installation and sale of residential and commercial heating and cooling systems and other products and related services, and SES is engaged in the business of the maintenance, repair, installation and sale of solar heating systems and related services. Prior to the closing of this acquisition, both Air Temp and SES were customers in the Company’s managed solutions reporting segment.

The acquisitions will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of the acquired companies will be recorded at their respective fair values and added to those of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. The Company is currently evaluating the financial effects of the acquisitions.

Convertible note agreement issuances

The Company entered into six convertible note agreements in exchange for aggregate gross proceeds of $1,026,000 to six lenders during April 2025, May 2025, and June 2025 (the “Q2 2025 Convertible Notes”). The Q2 2025 Convertible Notes bear interest at a rate of 20.0% per annum. Five of the Q2 2025 Convertible Notes have maturity dates that range from 180-days to one year, optional conversion periods that range from 90 days to 180 days, and conversion prices that either range from $0.60 to $1.15 or is convertible at a conversion price equal to the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date. One of the Q2 Convertible Notes bears interest at a rate of 20.0% per annum, matures 210 days from the agreement date, and is convertible any time before the maturity date at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date.

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

Voting: The Series A Stock and the Series B Stock do not have voting rights.

Dividends: The Series A Stock and the Series B Stock will accrued dividends at the rate of 12.0% and 18.0%, respectively, per annum of the stated value on a quarterly basis per calendar quarter and will be due and payable within five business days of the end of each such calendar quarter, with payment subject to the board of directors approval. The Series A Stock and the Series B Stock are not entitled to receive any dividends or distributions paid on the common stock or any other class of preferred stock.

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

SEPA Convertible Note technical default

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note or made timely SEC filings and is therefore in default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of March 31, 2025, the minimum cash balance required was approximately $833,000.

Acquisition of Cambridge Energy Resources

On May 15, 2025, the Company completed its acquisition of Cambridge Energy Resources Ltd. (“CER”), a privately held India-based Energy-Management-as-a-Service provider, following receipt of all necessary regulatory approvals. Under the terms of the transaction, the Company shall pay a total of INR 120 million (approximately $1.4 million). CER brings an established operating presence in India’s rooftop solar and telecommunication energy-management sectors, complementing the Company’s Owned Service Network segment and Energy Intelligence Network. Management expects the integration of CER to accelerate strategic growth across distributed energy and telecom infrastructure markets in India. With the acquisition, the Company projects India-based operations to expand from approximately 5% to 15% of global revenue (approximately $10 million annualized) over the next twelve months.

This acquisition further strengthens the Company’s international expansion strategy and aligns with government initiatives in India to reach 500 GW of non-fossil fuel energy capacity by 2030, bolstered by significant investment in renewable energy and 5G deployment.

The Company is in the process of evaluating the accounting implications of this subsequent event.

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

Executive Overview

ConnectM (the “Company”) is a Delaware corporation headquartered in Marlborough, Massachusetts. On July 12, 2024 (the “Closing Date”), Monterey Capital Acquisition Corporation (“MCAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectM Technology Solutions, Inc. (“Legacy ConnectM”) in which MCAC acquired all of the issued and outstanding shares of common stock from Legacy ConnectM shareholders (the “Business Combination”) in exchange for 14,500,000 shares of MCAC’s common stock. On the Closing Date, MCAC changed its name to ConnectM Technology Solutions, Inc (“ConnectM”) and we became a publicly listed company.

ConnectM is a constellation of companies connecting and powering next generation equipment, mobility and distributed energy—thus enabling a faster, smarter transition to a modern energy economy. We deliver an advanced, proprietary Energy Intelligence Network (EIN) platform designed to empower residential and commercial service providers and original equipment manufacturers, to optimize energy efficiency, enhance operational performance, and support sustainable innovation. Leveraging technology, data, artificial intelligence, and behavioral economics, the Company aims to lower energy costs and reduce carbon emissions globally. Our Service Provider-facing technology platform encompasses marketing to life cycle management, customer care to claims processing, finance to rebates/incentives. Our architecture combines artificial intelligence with human expertise, continuously learning from the data it generates. This enables us to refine and improve our technology solutions for B2B customers while maximizing customer lifetime value. In addition to digitizing electrification end-to-end, we also transform the underlying business model to minimize customer churn while maximizing trust and improving environmental impact.

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

We derive revenue through the sale of hardware, software, and services across four different business segments: our Owned Service Network, Managed Solutions, Transportation, and Logistics. The key elements of our products and services are discussed in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2024, under the section titled “Business – Our Products and Services.” Our expenses consist primarily of payroll and benefit costs, facility costs, leasehold improvement amortization, utility costs, repair and maintenance, advertising, insurance, equipment depreciation, and professional fees.

Recent Developments

On January 28, 2025, the Company entered into a settlement and stipulation agreement (the “Settlement Agreement”) with Last Horizon, LLC (“Last Horizon”), pursuant to which the Company agreed to issue shares of the Company’s common stock to Last Horizon in exchange for the settlement of an aggregate $8,908,000 (the “Claim”) to resolve outstanding overdue liabilities with one of our lenders and certain of our vendors. The Company has issued 13,744,131 shares of the Company’s common stock to Last Horizon as Settlement Shares between January 28, 2025 and the date this Form 10-K was issued. The issuance of common stock to Last Horizon pursuant to the terms of the Settlement Agreement is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims.

On March 26, 2025, the Company was awarded its first Home and Building Electrification (HBE) project in India through a strategic partnership with Zenith Energy Services Pvt. Ltd.

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

In April 2025, we acquired all of the issued and outstanding equity securities of Air Temp Service Co, Inc. (“Air Temp”) and Solar Energy Systems of Brevard, Inc (“SES”) in exchange for the issuance of 4,900,000 shares of our common stock with a fair value of $3,200,000, as determined using the closing share price on the date of issuance in May 2025. Air Temp Services and Solar Energy Systems of Brevard is considered a related party due to its ownership by SriSid LLC and Arumilli LLC, which are related parties to the Company. The Company had a Managed Services Agreement in place with Air Temp Services and Solar Energy Systems of Brevard during the reporting period.

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

On May 15, 2025, the Company completed its acquisition of Cambridge Energy Resources Ltd. (“CER”), a privately held India - based Energy - Management - as - a - Service provider, following receipt of all necessary regulatory approvals. Under the terms of the transaction, the Company paid INR 120 million (approximately $1.4 million). CER brings an established operating presence in India’s rooftop solar and telecommunication energy - management sectors, complementing the Company’s Owned Service Network segment and Energy Intelligence Network. Management expects the integration of CER to accelerate strategic growth across distributed energy and telecom infrastructure markets in India. With the acquisition, the Company projects India - based operations to expand from approximately 5% to 15% of global revenue (approximately $10 million annualized) over the next twelve months.

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

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note or made timely SEC filings and is therefore in default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of March 31, 2025, the minimum cash balance required was approximately $833,000.

Comparability of Financial Information

Our historical results operations and consolidated statements of assets and liabilities may not be comparable to our current results operations and statements of assets and liabilities as a result of the Business Combination and becoming a public company on July 12, 2024, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance and legal fees.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed in Item 1A “Risk Factors”.

We expect to derive future revenue from (i) our existing high margin recurring revenue products, (ii) our expanded service offerings leveraging our existing customer and developer networks, (iii) expanding our existing software and AI capabilities through development of additional software tools aimed at solving pain points and increasing profitability for service providers, OEMs and other enterprise customers, (iv) an expanded customer base through client referrals and our customized, relationship-focused sales process, and (v) a continued focus on internation expansion for sales and distribution of our products and services.

Reportable Segments

Our reportable operating segments include:

●	Owned Service Network focuses on the deployment of modern energy economy solutions into homes and businesses by providing installation and maintenance services to residential and light commercial customers for electrified heating and cooling solutions and distributed energy solutions. The installed equipment is connected to the Company’s AI-driven energy intelligence platform to ensure peak performance and efficiency of the equipment as well as allowing the Company to remotely monitor maintenance needs.
●	Managed Solutions provides a selection of servicing offerings that customers can select that include human resources management, procurement services, omnichannel marketing and lead generation as well as access to short-term working capital loans.
●	Logistics focuses on the facilitation of business-to-business transportation of commercial and other heavy goods using the Company’s last mile delivery platform and software.
●	Transportation focuses on the management of connected operations using the Company’s IIoT platform to remotely monitor and control the performance of equipment for original equipment manufacturers (“OEMs”) and other enterprise customers.

Key Components of Our Results of Operations

Revenue

Our revenue is derived from customer contracts and consists of equipment and product sales, installation of equipment, service agreements associated with equipment sold to customers, service agreement associated with technology development for customers, provision of managed services, and delivery services. We fulfill obligations and recognize revenue under a contract with a customer by transferring products and services in exchange for consideration from the customer. Payments received or consideration billed in advance are recorded as deferred revenue. For projects expected to be completed within one-year, we have elected to recognize revenue in the amount billable to the end-consumer.

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

Cost of Revenue

Cost of Revenue consists of personnel-related expenses, including salaries, benefits and stock-based compensation, and facility costs for our operations and manufacturing teams. Cost of Revenue also includes expenses for costs of equipment and professional services related to the maintenance or installation of equipment. The Company expects its operations costs to increase in the foreseeable future as it continues to invest in the expansion of its operations.

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

Results of Operations

The following table summarizes our financial results for the period indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%

Revenues	$8,988,343	$5,373,907	$3,614,436	67.3%
Costs and expenses:
Cost of revenues	5,974,610	3,770,386	2,204,224	58.5%
Gross profit	3,013,733	1,603,521	1,410,212	87.9%
Selling, general and administrative expenses	6,287,176	3,018,159	3,269,017	108.3%
Loss from operations	(3,273,443)	(1,414,638)	(1,858,805)	131.4%
Total other expense, net	(3,703,896)	(1,188,735)	(2,515,161)	211.6%
Net loss	$(6,977,339)	$(2,603,373)	$(4,373,966)	168.0%

Revenues

Revenue increased approximately $3,614,000, or 67.3%, to approximately $8,988,000 for the three months ended March 31, 2025 from approximately $5,374,000 for the three months ended March 31, 2024. This increase was primarily driven by the Company’s new Logistics segment, which yielded an increase in revenues of approximately $2,537,000 for the three months ended March 31, 2025.

Expenses

Cost of Revenues increased approximately $2,204,000, or 58.5%, to approximately $5,975,000 for the three months ended March 31, 2025 from approximately $3,770,000 for the three months ended March 31, 2024. This increase was primarily driven by the introduction of our new Logistics segment which added approximately $2,010,000 in cost of revenue, which was driven by the increase in revenues for this segment, as described above, for the three months ended March 31, 2025. This increase was primarily offset by a decrease in cost of revenues of approximately $506,000 in our Owned Service Network segment for the three months ended March 31, 2025.

Selling, general and administrative expenses increased approximately $3,269,000 or 108.3% to approximately $6,287,000 for the three months ended March 31, 2025 from approximately $3,018,000 for the three months ended March 31, 2024. The increase was primarily driven by approximately $1,813,000 of increased costs associated with becoming a public company in July 2024, approximately $353,000 of selling, general and administrative expenses from our new Logistics segment, and increased marketing costs in our Owned Service Network segment of approximately $1,452,000 for the three months ended March 31, 2025.

Other Income (Expense)

During the three months ended March 31, 2025, we entered into a settlement agreement whereby we extinguished certain outstanding overdue liabilities with certain of our creditors. We accounted for this agreement as extinguishments of the original outstanding obligations and recognized a loss of extinguishment of approximately $2,716,000, an increase of $2,124,000 from the loss on extinguishment that we recognized during the three months ended March 31, 2024.

We also recognized expenses attributable to the changes in fair value of our forward purchase agreement of approximately $971,000, changes in the fair value of convertible notes of approximately $320,000, and changes in fair value of our derivative liabilities of approximately $34,000, offset by income attributable to the change in fair value of our other payable of approximately $606,000 during the three months ended March 31, 2025 that did not occur during the three months ended March 31, 2024.

Interest expense decreased approximately $19,000 to approximately $493,000 for the three months ended March 31, 2025 from approximately $512,000 for the three months ended March 31, 2024. This decrease was primarily driven by decrease in debt of approximately $842,000 from March 31, 2024 to March 31, 2025 as a result of the conversion of certain secured promissory notes and during the second half of 2024 outstanding that were outstanding as of March 31, 2024.

Liquidity and Capital Resources

Our consolidated financial statements for the three months ended March 31, 2025 and for the year ended December 31, 2024 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 3 of the accompanying financial statements for more information.

We are required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due by our standby equity purchase agreement. As of March 31, 2025, our minimum cash balance requirement was $833,334.

Cash Flows

The following table summarizes the Company’s cash flows for the period indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net cash used in operating activities	$(2,825,807)	$(1,230,749)	$(1,595,058)	129.6%
Net cash used in investing activities	$(152,672)	$(6,569)	$(146,103)	2,224.1%
Net cash provided by financing activities	$2,178,470	$925,938	$1,252,532	135.3%

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $2,864,000. Net cash used in operating activities consisted primarily of net loss of approximately $7,015,000 which stem from the increased operating expenses such as heightened legal and administrative costs due to ongoing debt restructuring efforts, alongside inflationary pressures on overhead, which have notably impacted our cash flow despite efforts to streamline operations. This was offset by approximately $3,650,000 of noncash items, primarily related to the loss on extinguishment of debt of approximately $2,716,000, change in fair value measurement of convertible debt of approximately $320,000, change in fair value of forward purchase agreement resulting in a loss of approximately $971,000, depreciation and amortization of long-lived assets and intangible assets of approximately $81,000, amortization of the Company’s debt discount recorded on its different debt facilities of approximately $78,000 offset by a change in fair value of our 3(a)(10) Settlement Agreement of approximately $606,000 and the gain on extinguishment of debt of approximately $15,000. In addition, for the three months ended March 31, 2025, net changes in operating assets and liabilities resulted in cash provided by operating activities of approximately $501,000.

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $1,231,000. Net cash used in operating activities consisted primarily of net loss of approximately $2,603,000, offset by approximately $964,000 of noncash items, primarily related to the loss on extinguishment of debt of approximately $592,000 the change in fair value measurement of convertible debt of approximately $123,000, the depreciation and amortization of long-lived assets and intangible assets of approximately $177,000, amortization of the Company’s debt discount recorded on its different debt facilities of approximately $7,000. In addition, for the three months ended March 31, 2024, net changes in operating assets and liabilities resulted in cash provided by operating activities of $409,000.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2025 was approximately $153,000. Investing activities primarily included the purchase of capitalized software development costs of approximately $150,000 and purchases of property and equipment of approximately $3,000.

Net cash used in investing activities for the three months ended March 31, 2024 was approximately $7,000. Investing activities primarily included the immaterial investing activities primarily relating to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2025 was approximately $2,178,000. Financing activities consisted primarily of proceeds from the issuance of convertible debt of $2,530,000, offset by repayment of debt of approximately $321,000 and payments on our finance leases of approximately $30,000.

Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $926,000. Financing activities consisted primarily of the proceeds from the issuance of debt facilities of $3,505,000, offset by the payment of extension fees into MCAC’s trust account of approximately $977,000, payments on the Company’s debt facilities of $867,000, payments of deferred offering costs of $80,000, payments of debt financing fees of approximately $631,000 and payments on finance leases of $24,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Commitments and Contractual Obligations

Refer to Note 4, Note 5, Note 6, and Note 7 in the accompanying notes to the financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities.

Critical Accounting Policies and Significant Management Estimates

In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2024 Annual Report on Form 10-K, except as disclosed below. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to GAAP.

3(a)(10) Settlement Agreement

Our 3(a)(10) Settlement Agreement is variable share settled obligations evaluated under ASC 480, “Distinguishing Liabilites from Equity” (“ASC 480”). Each period, the fair value of the 3(a)(10) Settlement Agreement is calculated and the resulting gains and losses from the change in fair value is recognized in income.

The fair value of the other payable was determined using a Monte Carlo simulation model which incorporates subjective assumptions based on the terms of the agreement and represent our best estimate at the valuation date. The 3(a)(10) Settlement Agreement is re-measured to fair value each reporting period with the most significant unobservable input used in the calculation the expected average volume weighted average price for a share of our common stock for the five-business day period preceding each settlement date for a tranche of the settlement shares. Any change in one of the significant assumptions detailed above would likely have an impact on the concluded fair value of the other payable. See Note 4 – Other Payable and Note 9 - Fair Value Measurements to our unaudited condensed consolidated financial statements for additional detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is omitted as it is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of our fiscal quarter ended March 31, 2025. Based on this evaluation, our Chief Executive Officer has concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

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

Regardless of the final outcome, defending lawsuits, claims, government investigations, and proceedings in which the Company is involved is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, and future results. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

The unregistered shares details 2,207,222 unregistered shares were issued to BOD/Employees/Advisors/Vendors, 3,333,333 unregistered shares were issued for common stock subscriptions, 15,290,930 unregistered shares were issued towards debt-to-equity and convertible-note-exchange conversions, and 4,900,000 unregistered shares issued for acquisition. There were 10,069,573 shares issued that were exempt from registration under Section 3(a)(10) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibit.

The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

No.	Description of Exhibit
3.1

Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock filed on May 5, 2025 (incorporated by reference to Exhibit 3.1 to the Current report on Form 8-K filed by the registrant on May 15, 2025)

3.2

Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock filed on May 5, 2025 (incorporated by reference to Exhibit 3.2 to the Current report on Form 8-K filed by the registrant on May 15, 2025)

10.1

Settlement Agreement and Stipulation dated January 28, 2025, by and between the Company and Last Horizon, LLC (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by the registrant on January 31, 2025)

10.2

Termination Agreement dated as of April 2, 2025, by and among (i) Meteora Special Opportunity Fund I, LP, (ii) Meteora Capital Partners, LP, (iii) Meteora Select Trading Opportunities Master, LP, and (iv) ConnectM (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by the registrant on April 18, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a14(a) and 15d14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a14(a) and 15d14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	ConnectM Technology Solutions, Inc

By (Signature and Title) Bhaskar Panigrahi, Chief Executive Officer and Chairman

Date August 22, 2025

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

Signature	Capacity	Date

/s/ Bhaskar Panigrahi	Chief Executive Officer; Chairman	August 22, 2025
Bhaskar Panigrahi	(Principal Executive Officer)

/s/ Mahesh Choudhury		August 22, 2025
Mahesh Choudhury	(Principal Financial Officer)

/s/ Bala Padmakumar	Vice Chairman	August 22, 2025
Bala Padmakumar

/s/ Kathy Cuocolo	Director	August 22, 2025
Kathy Cuocolo

/s/ Stephen Markscheid	Director	August 22, 2025
Stephen Markscheid

/s/ Gautam Barua	Director	August 22, 2025
Gautam Barua