Form 10-Q
period 2025-06-30
ConnectM Technology Solutions, Inc.
filed 2025-09-16
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of September 16, 2025, there were 71,631,073 shares of common stock of the Company issued and outstanding.

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

Forward-looking statements contained in this Report include, but are not limited to, statements about the following:

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

Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report and the documents that we have filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash	$2,658,044	$2,407,843
Accounts receivable	5,480,311	1,897,471
Contract asset	184,523	206,750
Inventories, net	889,177	550,695
Forward purchase agreement derivative asset	—	1,471,000
Working capital advances	164,529	266,831
Prepaid expenses and other current assets	1,262,212	1,530,842
Total current assets	10,638,796	8,331,432
Right-of-use asset – operating lease	262,302	221,479
Right-of-use asset – finance lease	85,473	130,774
Property and equipment, net	3,508,727	936,573
Goodwill	5,157,376	1,728,108
Intangible assets, net	2,185,303	1,408,176
Total Assets	$21,837,977	$12,756,542
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,540,595	$10,497,488
Accrued expenses and other current liabilities	3,311,130	3,207,233
Contingent consideration liability	294,491	259,243
Debt, net of debt discount	3,652,236	7,019,499
Convertible debt, at fair value	7,195,476	8,542,323
Derivative liabilities	3,061,948	4,229,478
Operating lease liability	88,626	117,120
Finance lease liability	67,998	103,392
Contract liabilities	2,361,277	602,469
Other payable	3,645,042	—
Deferred tax liabilities	53,992	—
Total current liabilities	31,272,811	34,578,245
Debt, net of current portion	1,490,060	1,303,665
Operating lease liabilities, net of current portion	179,505	135,239
Finance lease liabilities, net of current portion	77,597	91,726
Contingent consideration liability, net of current portion	399,236	434,174
Total liabilities	33,419,209	36,543,049
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock Series A, $0.001 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024 no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024 respectively, 71,631,073 and 29,093,289 issued and outstanding as of June 30, 2025 and December 31, 2024 respectively	7,163	2,910
Additional paid-in-capital	42,541,947	20,152,919
Accumulated deficit	(55,988,573)	(45,426,099)
Accumulated other comprehensive income	132,928	166,007
Total ConnectM Technology Solutions, Inc.'s stockholders’ deficit	(13,306,535)	(25,104,263)
Non-controlling interest	1,725,303	1,317,756
Total stockholders’ deficit	(11,581,232)	(23,786,507)
Total liabilities and stockholders’ deficit	$21,837,977	$12,756,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(all amounts in USD, except number of shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$8,511,491	$5,009,124	$17,499,834	$10,383,031
Cost of revenues	5,538,614	3,039,203	11,513,224	6,809,589
Gross profit	2,972,877	1,969,921	5,986,610	3,573,442
Selling, general and administrative expenses	6,292,160	3,013,658	12,579,336	6,031,817
Loss on impairment of intangible assets	—	405,658	—	405,658
Loss from operations	(3,319,283)	(1,449,395)	(6,592,726)	(2,864,033)
Other income (expense):
Interest expense	(102,171)	(640,732)	(595,635)	(1,153,117)
Loss on extinguishment of debt and vendor payable	(1,599,285)	—	(4,105,692)	(591,864)
Change in fair value of convertible debt	(510,577)	—	(830,272)	—
Change in fair value of forward purchase agreement	—	—	(971,000)	—
Change in fair value of derivative liabilities	(510,661)	—	(544,209)	—
Bargain purchase gain	2,486,702	—	2,486,702	—
Change in fair value on 3(a)(10) Settlement Agreement (Note 6)	207,715	—	617,966	—
Other income (expense), net	(58,548)	(127,159)	151,419	(211,645)
Total other income (expense), net	(86,825)	(767,891)	(3,790,721)	(1,956,626)
Net loss	(3,406,108)	(2,217,286)	(10,383,447)	(4,820,659)
Less: net income (loss) attributable to noncontrolling interests	137,956	(10,782)	179,027	(8,445)
Net loss attributable to ConnectM Technology Solutions, Inc.	$(3,544,064)	$(2,206,504)	$(10,562,474)	$(4,812,214)
Other comprehensive income (loss):
Foreign currency translation adjustments	(43,860)	(128)	(33,079)	10,390
Comprehensive income/(loss) before noncontrolling interests	(3,587,924)	(2,206,632)	(10,595,553)	(4,801,824)
Less: comprehensive loss/(income) attributable to non-controlling interests	137,956	(10,782)	179,027	(8,445)
Comprehensive Income/(loss) attributable to ConnectM Technology Solutions, Inc.	$(3,725,880)	$(2,195,850)	$(10,774,580)	$(4,793,379)

Weighted average shares outstanding of common stock	56,495,906	13,338,437	44,193,118	13,338,437
Basic and diluted net loss per share, common stock	$(0.06)	$(0.17)	$(0.24)	$(0.36)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(all amounts in USD, except number of shares)

	For the Six Months Ended June 30, 2025
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of December 31, 2024	29,093,289	$2,910	$20,152,919	$(45,426,099)	$166,007	$(25,104,263)	$1,317,756	$(23,786,507)
Issuance of common stock to settle claim under 3(a)(10) Settlement Agreement (Note 5)	3,674,558	367	3,076,885	—	—	3,077,252	—	3,077,252
Issuance of common stock to settle share reset derivative liabilities	2,737,168	274	1,711,731	—	—	1,712,005	—	1,712,005
Other comprehensive income	—	—	—	—	10,781	10,781	—	10,781
Net (loss) income	—	—	—	(7,018,410)	—	(7,018,410)	41,071	(6,977,339)
Balances, as of March 31, 2025	35,505,015	$3,551	$24,941,535	$(52,444,509)	$176,788	$(27,322,635)	$1,358,827	$(25,963,808)
Issuance of common stock to extinguish obligations to vendors and lenders under 3a10 plan	10,069,573	1,006	5,410,492	—	—	5,411,498	—	5,411,498
Issuance of common stock to BOD and employees	2,207,222	221	504,912	—	—	505,133	—	505,133
Issuance of common stock in connection with stock subscription	3,658,333	366	804,634	—	—	805,000	—	805,000
Issuance of common stock in connection with the conversion of convertible debt and accrued interest under 3(a)(9) settlement	15,290,930	1,529	7,739,386	—	—	7,740,915	—	7,740,915
Issuance of common stock in connection with acquisition of ATS & SESB	4,900,000	490	3,140,988	—	—	3,141,478	—	3,141,478
Increase in non-controlling interests from business combination	—	—	—	—	—	—	228,520	228,520
Other comprehensive income	—	—	—	—	(43,860)	(43,860)	—	(43,860)
Net (loss) income	—	—	—	(3,544,064)	—	(3,544,064)	137,956	(3,406,108)
Balances, as of June 30, 2025	71,631,073	$7,163	$42,541,947	$(55,988,573)	$132,928	$(13,306,535)	$1,725,303	$(11,581,232)

	For the Six Months Ended June 30, 2024
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of - December 31, 2023	1,588,141	159	1,307,065	(22,860,351)	114,624	(21,438,503)	(26,345)	(21,464,848)
Retroactive application of recapitalization	11,750,296	1,175	11,981,109	—	—	11,982,284	—	11,982,284
Balances, as of - December 31, 2023	13,338,437	$1,334	$13,288,174	$(22,860,351)	$114,624	$(9,456,219)	$(26,345)	$(9,482,564)
Stock-based compensation expense	—	—	41	—	—	41	—	41
Other comprehensive income	—	—	—	—	10,518	10,518	—	10,518
Net loss	—	—	—	(2,605,710)	—	(2,605,710)	2,337	(2,603,373)
Balances, as of March 31, 2024	13,338,437	$1,334	$13,288,215	$(25,466,061)	$125,142	$(12,051,370)	$(24,008)	$(12,075,378)
Stock-based compensation expense	—	—	322	—	—	322	—	322
Noncontrolling interest ownership change			50,931	—	—	50,931	(759)	50,172
Issuance of common stock	5,000	1	34,999	—	—	35,000	—	35,000
Other comprehensive income	—	—	—	—	(128)	(128)	—	(128)
Net loss	—	—	—	(2,206,504)	—	(2,206,504)	(10,782)	(2,217,286)
Balances, as of June 30, 2024	13,343,437	$1,335	$13,374,467	$(27,672,565)	$125,014	$(14,171,749)	$(35,549)	$(14,207,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,383,447)	$(4,820,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	289,180	332,806
Amortization of debt discount	105,195	18,830
Stock-based compensation expense	505,133	35,363
ROU amortization on finance leases	45,301	57,186
ROU amortization on operating leases	32,479	70,000
Loss on extinguishment of debt	4,105,692	591,864
Loss on impairment of intangible assets	—	405,658
Unrealized (gain) loss on fair value measurement of debt	—	249,205
Gain on disposal of property and equipment	(23,500)	—
Loss on reposessed vehicle	12,706	—
Bargain purchase gain	(2,486,702)	—
Loss on termination of lease	37,196	—
Change in fair value of convertible debt	830,272	—
Change in fair value of derivative liabilities	544,209	—
Change in fair value of forward purchase agreement	971,000	—
Change in fair value of 3(a)(10) Settlement Agreement (Note 6)	(617,966)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,537,686)	(644,953)
Contract asset	22,227	343,646
Inventory	(338,669)	(48,428)
Prepaid expenses and other current assets	745,567	102,228
Accounts payable	2,109,075	(103,831)
Accrued expenses	4,761	1,457,514
Operating lease liabilities	(39,256)	(46,162)
Working capital advances	122,300	—
Contract liabilities	1,740,455	(424,635)
Net cash used in operating activities	(4,204,478)	(2,424,368)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,265)	(10,147)
Proceeds from the sale of property and equipment	23,500
Cash received (paid) for noncontrolling interest	559,115	(60,000)
Cash paid for capitalized software development costs	(291,528)	(75,776)
Net cash received from (used in) investing activities	285,822	(145,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	735,000	5,372,015
Proceeds from the issuance of convertible notes	3,556,000	—
Proceeds from Stock Subscription agreement	805,000	—
Payments of deferred offering costs	—	(213,181)
Repayments of debt	(1,119,087)	(1,322,242)
Payments of financing fees	—	(690,639)
Repayments on convertible notes	(75,000)
Repayment of premium financing obligations	(147,524)	—
Advance from lender	—	1,057,275
Advance to Monterey Capital Acquisition Corporation	—	(1,933,695)
Proceeds from Forward Purchase agreement	500,000
Payment on finance leases	(49,523)	(50,376)
Net cash provided by financing activities	4,204,866	2,219,157
Effect of exchange rate changes on cash and cash equivalents	(36,009)	10,341
Increase (decrease) in cash and cash equivalents	250,201	(340,793)
Cash, beginning of the period	2,407,843	1,160,368
Cash, end of the period	$2,658,044	$819,575
Supplemental disclosures of cash flow information:
Cash paid for interest	$64,440	$263,101
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash financing information:
Fair value of shares issued to settle Claim under 3(a)(10) Settlement Agreement	$8,488,750	$—
Carrying value of accounts payable extinguished with 3(a)(10) Settlement Agreement	$5,278,077	$—
Carrying value of debt extinguished with 3(a)(10) Settlement Agreement	$3,630,000	$—
Fair value of shares issued to settle the share reset derivative liabilities	$1,712,005	$—
Extinguishment of accounts payable through issuance of debt	$175,950	$—
Repossessed vehicle	$39,228	$—
Fair value of shares issued to settle Claim under 3(a)(9) Settlement Agreement	$7,740,915	$—
Removal of ROU asset and lease liability at lease termination	$39,929	$—
Reclassification of remaining obligation under terminated lease	$59,037	$—
Acquisition of non-controlling interest	$228,520	$—
Shares issued to acquire new subsidiaries	$3,141,478	$—
Financed insurance premium	$147,524	$—
Deferred offering costs included in accounts payable	$—	$749,749
Recapitalization of noncontrolling interest		110,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2025

AND 2024 (UNAUDITED)

NOTE 1: ORGANIZATION AND OPERATIONS

ConnectM Technology Solutions, Inc. (the “Company”), a Delaware corporation, who conducts its operations through its subsidiaries, is a constellation of companies offering solutions to its customers for the (i) decarbonization of homes, critical infrastructure, and businesses through the deployment of energy management as a service offerings, weatherization, HVAC, solar, battery, and EV charging hardware all powered by our proprietary AI-driven energy intelligence platform, (ii) facilitation of business-to-business transportation for products using contracted drivers through its online and mobile last mile local delivery platform, and (iii) management of connected operations using its industrial internet of things (“IIoT”) platform. The Company also provides a managed solutions service offering that includes human resources management, procurement services, omnichannel marketing and lead generation services and access to working capital loans to improve operating efficiencies and enhance profitability. The platforms and software that are used to deliver the solutions harvest data that is transformed into insights that its customers are able to access and use for analysis and action. The Company earns revenue outside the United States from its Owned Service Network and Transportation segments.

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

These condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its controlled subsidiaries over which the Company exercises majority board control; Investment in joint ventures, in which the Company shares equal control with its partner, are accounted for under the equity method. Intercompany accounts, transactions, profits and losses have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. These interim consolidated statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, changes in stockholders’ deficit, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024 and 2023, as filed with the SEC on August 4, 2025. The consolidated balance sheet as at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods. Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation.

Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Revision of Prior Period Financial Statements

During the audit for the year ended December 31, 2024, the Company identified an immaterial error in the Statements of operations and comprehensive loss for three and six month periods ended June 30, 2024 relating to Company’s master service agreements which we classified as revenue instead of as a reduction to operating expenses in the Prior Filing. The Company determined the error was not material to the previously issued financial statements; however, the Company decided to revise the prior periods impacted. The prior period revisions had no impact on our previously reported net loss; however, the revision decreased both revenue and selling, general and administrative expenses by approximately $459,997 and $841,285 for the three and six months ended June 30, 2024 respectively.

Non-controlling Interest

The portion of equity not owned by the Company in entities controlled and consolidated by the Company are presented as non-controlling interest and classified as a component of consolidated stockholders’ deficit, separate from total stockholders’ deficit on the Company’s consolidated balance sheets. The amount recorded is based on the noncontrolling interest holders’ initial investment, adjusted to reflect the non-controlling interest holder’s share of earnings or losses from the Company controlled entity, and any distributions received or additional contributions made by the noncontrolling interest holder. Changes to the Company's ownership that do not result in a loss of control are accounted for as equity transactions.

The earnings or losses from the entity attributable to noncontrolling interests are reflected in net income attributable to non-controlling interests on the accompanying consolidated statements of operations and comprehensive loss. All significant intercompany accounts, transactions, and profits and losses were eliminated in consolidation. These unaudited condensed consolidated interim financial statements are presented in United States Dollars ("USD" or $), which is the functional currency of the Company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the accounting policies during the six months period ended June 30, 2025, as compared to the significant accounting policies described in Note 3 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024 and 2023, as filed with the SEC on August 4, 2025.

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

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM focuses on operating (loss) income from operations as the primary measure to manage the business. Segment operating (loss) income from operations is (loss) income before interest expense, other expense, other income, unallocated corporate costs, and income taxes. There are four operating and reportable segments based on the level at which the CODM reviews operating results, assesses performance and makes decisions regarding resource allocation as follows:

(1)	Owned service network segment consists of our owned service providers who serve as a single point solution provider for enterprises, infrastructure providers, homeowners, and light commercial building owners for their electrification and decarbonization needs, including system design, installation, monitoring, maintenance and repair. The owned service providers use the Company’s technology platform, which provides maintenance, repair, and installation guidance and optimization (the “Technology Platform”), in servicing the homeowners and light commercial building owners.
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

Impairment of long-lived assets and concentration of risk

The Company assessed its long-lived assets for impairment and concluded that there were no indicators of impairment during the three and six months ended June 30, 2025 and 2024. Management has evaluated potential concentrations of risk related to its long-lived assets, including dependencies on major customers, vendors, or geographic markets, and does not believe that any such concentrations exist that would subject the Company to material risk.

Business Combination

The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. ASC 805 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Bargain purchase gains arising from business combinations are recognized in other income (expense) within the statement of operations and comprehensive loss in the period of acquisition, in accordance with ASC 805. Determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. The results of operations for an acquired business are included in the Company’s consolidated financial statements from the date of acquisition.

Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date with changes in the fair value recorded through earnings.

Investments in Joint Ventures

The Company accounts for investments in joint ventures under the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures, when it has the ability to exercise significant influence over the operating and financial policies of the investee but does not control it. Under the equity method, the Company’s share of the joint venture’s earnings or losses is recognized in the consolidated statements of operations within other income (expense). The carrying value of equity method investments is reported within other noncurrent assets on the consolidated balance sheets. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.

As part of the April 2025 acquisition of Cambridge Energy Resources Pvt. Ltd. (“CER”), the Company acquired an interest in a joint venture that is accounted for under the equity method.

Net loss per share

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

For the three and six months ended June 30, 2025 and 2024, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. Conversion features of notes payable may have a variable conversion feature, amending the number of conversion shares based on the market price of the stock. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Given the Company is in a net loss position for the three and six months ended June 30, 2025 and 2024, there is no difference between basic and diluted net loss per share.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

Options	473,929
Warrants	13,067,494
Convertible notes payable that convert into common stock	6,329,185
Total	19,870,608

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

NOTE 3: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2025, the Company had cash of $2,658,044. The Company had a working capital deficit of approximately $20,634,015 at June 30, 2025 and incurred a net loss and generated negative cash flow from operating activities of approximately $10,383,447 and $4,204,478 respectively, for the six months ended June 30, 2025.

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

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note and is therefore in technical default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of June 30, 2025, the minimum cash balance required was approximately $1,666,000.

As of June 30, 2025, the Company has not made certain scheduled payments and is therefore in technical default under four of the secured promissory notes entered into in June 2024. The total outstanding principal and accrued interest under these notes was approximately $656,000 as of June 30, 2025. However, no formal default notices have been received and the four noteholders have continued to work cooperatively with the Company. Management is engaged in discussions with the noteholders regarding repayment arrangements and believes a mutually satisfactory resolution will be reached.

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

NOTE 4: ACQUISITIONS

ATS and SESB acquisitions

On April 28, 2025, the Company entered into a stock purchase agreement with W4 Partners LLC (the “Seller”), for the purposes of acquiring from the Seller all of the issued and outstanding equity securities of Air Temp Service Co, Inc. (“ATS”) and Solar Energy Systems of Brevard, Inc (“SESB”) in exchange for the issuance of 2,200,000 shares of the Company’s common stock. Per the terms of the stock purchase agreement, if the Company was delisted from the NASDAQ exchange within 90 days of closing, the Company was required to issue an additional 2,700,000 shares of the Company’s common stock. The total fair value of the 4,900,000 shares of the Company’s common stock issued as consideration to the Seller was approximately $3,141,000, as determined using the closing share price on the date of agreement on April 28, 2025. Of the total purchase consideration of $3,141,000, $2,124,000 was allocated to ATS and $1,017,000 to SESB, with the allocation determined based on the relative annualized revenues of the two businesses.

ATS is engaged in the business of the maintenance, repair, installation and sale of residential and commercial heating and cooling systems and other products and related services and SESB is engaged in the business of the maintenance, repair, installation and sale of solar heating systems and related services. Prior to the closing of this acquisition, both ATS and SESB were customers in the Company’s Managed Solutions reporting segment.

CER acquisition

On April 25, 2025, ConnectM Technology Solutions Pvt. Ltd. (“ConnectM India” or “CMI”), a wholly owned subsidiary of the Company, acquired 100% of the equity shares of Cambridge Energy Resources Pvt. Ltd. (“CER”) and controlling interests in its two subsidiaries and one joint venture with equal control: (i) CER Microgrids Private Limited (“CER Microgrids”) (100%), (ii) CER Rooftop Private Limited (“CER Rooftop”) (55.64%), and (iii) CER Renewtech Private Limited (“CER Renewtech”) (50%).

This acquisition was executed under a court-supervised insolvency resolution plan approved by India’s National Company Law Tribunal (“NCLT”) under the Insolvency and Bankruptcy Code, resulted into a bargain purchase gain of approximately $2,487,000 which was reported in the accompanying Condensed Consolidated Statement of Operations and other comprehensive loss. Prior to acquisition, CER was under financial distress and undergoing insolvency proceedings. Under the NCLT-approved resolution plan:

1.	All outstanding equity shares of CER were cancelled, and ConnectM India became the sole legal and beneficial owner of CER as of the acquisition date.
2.	Certain liabilities were restructured and settled in accordance with the approved resolution plan.
3.	Control of operations, assets, and liabilities was transferred to ConnectM India at values established in the approved resolution plan.

ConnectM India committed to provide approximately $1,130,000 as a capital infusion in exchange for all of CER’s equity, of which approximately $381,200 had been funded as of June 30, 2025, with the remaining payments due on November 4, 2025. Pursuant to the court-approved resolution plan, these funds were used to settle approved creditor claims and to recapitalize CER.

CER expands the Company’s operating presence in India’s rooftop solar distributed energy (solar and battery) and telecommunications enterprise energy-management sectors. Consistent with the Company’s reporting in prior periods, the operations of CER are included within the Owned Service Network segment, reflecting the alignment of its products, services, and business model with the Company’s existing solar and battery platform.

CER provides enterprise infrastructure solutions, including the setup, operation, and maintenance of rooftop and ground-based mobile network towers, primarily serving the telecommunications sector. Through its subsidiaries, CER also delivers distributed energy solutions for telecommunications towers, including energy storage, backup power, and hybrid microgrid systems to ensure uninterrupted tower operations. CER Rooftop focuses on the installation and maintenance of rooftop towers for telecommunications providers, while CER Microgrids develops and operates battery storage and hybrid microgrid systems that complement the Company’s broader solar and battery offerings.

The Company estimated the provisional fair value of acquired assets and liabilities as of the effective time of the business combination based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Business Combination. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Presented below is the provisional purchase price allocation for the acquisitions noted above.

	ATS	SESB	CER
Date of Acquisition(s)	April 28, 2025	April 28, 2025	April 25, 2025
Cash	$—	—	559,115
Accounts receivable	143,886	6,171	1,343,414
Prepaid expenses and other current assets	143,858	—	428,776
Property and equipment, net	86,670	—	2,720,468
Right-of-use asset – operating lease	113,231	—	—
Customer relationships	200,000	140,000	—
Trademark	160,000	82,000	—
Total assets acquired	847,645	228,171	5,051,773
Accounts payable	240,014	—	158,176
Accrued expenses and other current liabilities	138,508	8,118	1,119,487
Debt, net of debt discount	164,772	47,892	1,003,851
Contract liabilities	18,400	—	—
Operating lease liabilities	116,798	—	—
Deferred tax liability	—	—	54,234
Debt, net of current portion	183,155	—	—
Total liabilities assumed	861,647	56,010	2,335,748
Net assets acquired	$(14,002)	172,161	2,716,025

Goodwill	$2,612,975	817,705	—
Non-controlling interest	$—	—	228,520

The acquired accounts receivable were recorded at fair value, representing amounts that have subsequently been collected or are expected to be collected from customers. Property and equipment acquired primarily represent installation and service equipment located at CER and its subsidiaries. The fair value of acquired customer relationships was estimated using a discounted cash flow approach based on projected earnings attributable to these relationships, with expected useful lives of 15 and 11 years for ATS and SESB, respectively. The fair value of acquired trademarks was estimated using a relief-from-royalty method under the income approach, which measures the present value of expected royalty savings from continued use of the acquired brands, with expected useful lives of 10 years for both ATS and SESB. Goodwill of $2,612,975 was recognized in connection with the acquisition of ATS, and goodwill of $817,705 was recognized in connection with the acquisition of SESB. The goodwill primarily reflects the Company’s ability to generate synergies through the integration of these businesses, expand and deepen customer relationships, establish beachheads in strategic geographies, broaden service offerings, and realize operational efficiencies that are not separately recognized as identifiable intangible assets.

The results of these acquired entities are presented within the Company’s operating segments as follows:

●	CER – reported within the Owned Service Network segment. CER contributed approximately $28,000 of revenue from the acquisition date through June 30, 2025.
●	ATS – reported within the Owned Service Network segment. ATS contributed approximately $380,000 of revenue from the acquisition date through June 30, 2025.
●	SESB – reported within the Owned Service Network segment. SESB had nil revenue from the acquisition date through June 30, 2025.

Revenues from these acquisitions from their respective acquisition dates through June 30, 2025 were not material to the Company’s consolidated results, and no new revenue recognition policies were required as a result of these acquisitions.

NOTE 5: ACCOUNTS PAYABLE

Accounts payable includes trade payables and accrued vendor obligations. In addition, accounts payable includes credit card payable balances of about $733,000 and $612,000 as of June 30, 2025 and December 31, 2024, respectively.

NOTE 6: OTHER PAYABLE

In January 2025, the Company entered into a settlement agreement and stipulation (the “3(a)(10) Settlement Agreement”) with Last Horizon, LLC (“Last Horizon”), pursuant to which the Company agreed to issue shares of the Company’s common stock to Last Horizon in exchange for the settlement of approximately $8,908,000 (the “Claim”) to resolve outstanding overdue liabilities with a lender and certain of its vendors. The 3(a)(10) Settlement Agreement was subject to a fairness hearing pursuant to Section 3(a)(10) of the Securities Act of 1933 (the “Securities Act”) and on January 29, 2025, a Federal court in Florida held a fairness hearing and granted approval of the 3(a)(10) Settlement Agreement in its order (the “Order”).

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

On January 29, 2025 the Company accounted for the 3(a)(10) Settlement Agreement as an extinguishment of the outstanding obligations and realized a loss on extinguishment of approximately $2,716,000, which is recorded as a component of other income (expense) on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized a new obligation to Last Horizon at fair value at issuance and each subsequent reporting period as there is a variable number of shares that will be issued to settle the fixed dollar amount of the Claim (see Note 10). As of issuance and at June 30, 2025, the fair value of the 3(a)(10) Settlement Agreement was determined to be approximately $11,624,000 and $3,645,000, respectively, and was recorded as other payable on the accompanying condensed consolidated balance sheets.

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

Per the terms of the 3(a)(10) Settlement Agreement, the Company is required to reserve at least 1.5 time the greater of the number of shares that could be issued pursuant to the terms of the Order and reserve at its transfer agent, at a minimum, 10,000,000 shares of the Company’s common stock during the Valuation Period. The shares of Company’s common stock may only be released once all

Claims have been settled. At June 30, 2025, the Company had reserved 255,869 shares of the Company’s common stock for issuance in connection with this 3(a)(10) Settlement Agreement.

During the three months and six months ended June 30, 2025, the Company issued 10,069,573 and 13,744,131 shares of common stock with a fair value of $5,411,498 and $8,488,749 as determined by the closing price on the date the shares were issued, to partially settle the obligation owed to Last Horizon. The Company accounted for the 3(a)(10) debt-to-equity conversion as a debt extinguishment resulting in  $1,323,000 and $1,128,000 loss for three months and six months ended June 30, 2025, was recorded as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. From July 1, 2025 through the date these condensed consolidated financial statements were issued, the Company has not issued any more shares of common stock to settle any portion of the remaining obligation owed to Last Horizon.

NOTE 7: CONVERTIBLE DEBT

2025 Convertible Notes

The Company entered into eighteen convertible note agreements in exchange for aggregate gross proceeds of $3,556,000 during the six months ended June 30, 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes bear interest at a rate of 20.0% per annum. The 2025 Convertible Notes have maturity dates that range from 30-days to one year from the convertible note issuance date, optional conversion period that ranges from 30 to 210 days, and a conversion price that ranges from $0.25 to $1.15. The Company entered into convertible note agreements with two related-party investors holding beneficial ownership interests exceeding 5.0% of the Company’s common stock. The aggregate principal amount of these convertible notes was $500,000.

A summary of the individual convertible notes is as follows:

Issuance Date	Gross Proceeds	Conversion Price	Conversion Option Period of Exercisability (from issuance date)	Maturity Date (from issuance date)
1/25/2025	$250,000	$1.10	90-days	180-days
1/22/2025	50,000	$1.10	90-days	180-days
1/23/2025	100,000	$1.10	90-days	180-days
1/25/2025	150,000	$1.10	90-days	180-days
1/26/2025	50,000	$1.10	90-days	180-days
1/29/2025	1,000,000	$1.10	90-days	180-days
2/4/2025	150,000	$1.10	90-days	180-days
2/11/2025	50,000	$1.10	90-days	180-days
3/5/2025	200,000	$1.15	90-days	365-days
3/17/2025	250,000	$1.00	30-days	30-days
3/17/2025	250,000	$1.10	30-days	30-days
3/24/2025	30,000	$1.15	90-days	365-days
4/1/2025	100,000	$1.15	90-days	365-days
4/1/2025	150,000	$0.60	90-days	180-days
4/4/2025	20,000	$1.15	90-days	365-days
4/8/2025	100,000	$1.15	90-days	365-days
5/26/2025	156,000	Variable*	180-days	210-days
6/9/2025	500,000	$0.25	210-days	210-days
	$3,556,000

* From issuance until day 180, the Note's outstanding principal and accrued interest are convertible, at the holder's option, into common shares at a price equal to 90% of the lowest daily VWAP of the Company's common stock during the three trading days immediately preceding the conversion date.

The 2025 Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price. The 2025 Convertible Notes may be prepaid in full or in part by the Company at any time without penalty.

The Company elected the fair value option for the 2025 Convertible Notes and therefore measured the 2025 Convertible Notes at fair value at issuance and each subsequent reporting period, with changes in fair value recognized in earnings. As of issuance and at June 30, 2025, the fair value of the 2025 Convertible Notes was determined to be approximately $3,556,000 and $3,728,000, respectively (see Note 10).

The 2025 Convertible Notes were convertible into 5,132,227 shares of the Company’s common stock on June 30, 2025.

2024 Convertible Notes

During the six months ended June 30, 2025, the Company extended the maturity dates and the period the conversion option was exercisable for certain convertible notes because of the volatility the Company's common stock price was experiencing. The extensions to the conversion periods were accounted for as modifications. The 2024 Convertible Notes may be prepaid in full or in part by the Company at any time without penalty.

The 2024 Convertible Notes were convertible into 628,643 shares of the Company's common stock as at June 30, 2025.

The Company extinguished $1,840,000 of outstanding convertible notes through conversion into common stock prior to maturity during the three and six months ending June 30, 2025 respectively. There was no gain or loss on extinguishment of 2024 Convertible Notes for the three and six months ended June 30, 2024.

NOTE 8: DEBT

Sale of future receipts

In March 2025, the Company entered into a payment agreement to extinguish the balance owed on the September 2024 Sale of Future Receipts (“SFR”) Agreement of approximately $69,000 for a cash payment of $25,000. The Company paid the amount in full during March 2025 and accounted for the payment agreement as an extinguishment of the September 2024 SFR Agreement and recorded approximately $12,000 as a gain on extinguishment on the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

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

On April 28, 2025, in connection with the acquisitions of SESB and ATS, the Company assumed (i) a commercial term loan at ATS with an outstanding balance of approximately $147,000, and (ii) a sales-of-future-receipts (merchant cash advance) obligation at SESB with an outstanding balance of approximately $48,000. These obligations were recognized at fair value as assumed liabilities in the purchase price allocation. As of June 30, 2025, the aggregate outstanding balance was approximately $187,000, all of which is classified as current, reflecting expected remittances within the next 12 months.

Seller Note

In January 2025, the Company entered into a promissory note (the “January 2025 Note”) with the individual from whom the Company acquired a business from in August 2024 which converts the unpaid cash consideration of $170,000 and accrued interest of approximately $6,000 from accounts payable to a seller note that matures on June 30, 2025. The unpaid balance of the principal amount bears interest at a rate of 14.0% per annum, except in the event of a default when interest increases to 19.0% per annum. An event of default is to have occurred if the unpaid principal and accrued interest thereon is not paid in full prior to the maturity date, if the Company makes an assignment for the benefit of creditors, or if the Company files for bankruptcy or another similar proceeding. As of June 30, 2025, the original principal of approximately $176,000 and accrued and unpaid interest of approximately $11,191 remained outstanding.

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

In August 2025, the Company entered into a Second Amendment to the January 2025 Note (the “Second Amended January 2025 Note”), which extended the maturity date from August 8, 2025 to September 30, 2025 and required payment of an approximately $10,000 forbearance fee to the lender.

3(a)(9) Debt to Equity Conversion

During the three and six months ended June 30, 2025, the Company exchanged, in a private placement under Sections 3 (a) (9) of the Securities Act, 9 of the 2024 convertible notes and 16 promissory notes representing an aggregate amount of principal and accrued interest of $7,464,939, for 15,290,930 shares of common stock. No cash was paid, and no broker or commission charges were incurred to facilitate these exchanges. The Company accounted for the 3(a)(9) debt-to-equity conversion as a debt extinguishment, resulting in a total loss of approximately $690,000. Of this amount, $414,000 related to conversions with related parties was treated as a capital transaction and recorded as an adjustment to additional paid-in capital. The remaining $276,000, related to third-party debt, was recognized as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Forward purchase agreement: On April 2, 2025, the Company entered into a mutual termination agreement with Meteora to terminate the Amended 2024 FPA (the “FPA Termination Agreement”) in exchange for termination consideration of $500,000. Pursuant to the FPA Termination Agreement, the 1,618,948 shares of the Company’s common stock that Meteora held as of the termination date of April 2, 2025 were deemed free and clear of all obligations, the number of Recycled Shares was equal to zero, and the Prepayment Shortfall was deemed to be zero. The Company received termination consideration of $500,000 from Meteora in April 2025 and recognized the impact of the termination as of June 30, 2025.

NOTE 10: FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of June 30, 2025:

	Level I	Level II	Level III	Total
Assets
Forward purchase agreement	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$3,061,948	$3,061,948
3(a)(10) Settlement Agreement	—	—	3,645,042	3,645,042
Contingent consideration *	—	—	434,174	434,174
Convertible debt	—	—	7,195,476	7,195,476
Total liabilities	$—	$—	$14,336,640	$14,336,640

*A portion of contingent consideration totaling $259,553 that was recognized on the balance sheet as of June 30, 2025 has crystallized. Because it is no longer subject to fair value measurement, it is excluded from the table above.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of December 31, 2024:

	Level I	Level II	Level III	Total
Assets
Forward purchase agreement	$—	$—	$1,471,000	$1,471,000
Total assets	$—	$—	$1,471,000	$1,471,000
Liabilities
Derivative liabilities	$—	$—	$4,229,478	$4,229,478
Contingent consideration *	—	—	434,174	434,174
Convertible debt	—	—	8,542,323	8,542,323
Total liabilities	$—	$—	$13,205,975	$13,205,975

*A portion of contingent consideration totaling $259,553 that was recognized on the balance sheet as of December 31, 2024 has crystallized. Because it is no longer subject to fair value measurement, it is excluded from the table above.

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the six-month period ended June 30, 2025.

The following table provides a reconciliation of our assets and liabilities measured at fair value using Level 3 inputs:

	Forward Purchase Agreement	Derivative liabilities	3(a)(10) Settlement Agreement	Contingent consideration *	Convertible debt
Balance, December 31, 2024	$1,471,000	$(4,229,478)	$—	$(434,174)	$(8,542,323)
Cash payment/(receipt)	(500,000)		—		75,000
Issuances	—	—	(11,623,945)	—	(3,556,000)
Settlement through issuance of Company's common stock	—	1,711,739	8,488,749	—	5,470,000
Loss on extinguishment of debt and vendor payable			(1,127,812)		188,119
Change in fair value	(971,000)	(544,209)	617,966	—	(830,272)
Ending balance, June 30, 2025	$—	$(3,061,948)	$(3,645,042)	$(434,174)	$(7,195,476)

Convertible Notes Payable

The Company’s carrying value and fair value for the convertible notes payable for which the Company elected the fair value option is as follows.

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Convertible Notes	$600,000	$669,480	$2,440,000	$2,547,209
2025 Convertible Notes	3,556,000	3,728,282	—	—
Assumed 2024 Note	—	—	3,630,000	3,630,000
SEPA Convertible Note	2,300,000	2,797,714	2,500,000	2,365,114
	$6,456,000	$7,195,476	$8,570,000	$8,542,323

The change in fair value on convertible debt resulted in a loss of approximately $733,783 and $1,053,478 for the three and six months ended June 30, 2025, respectively, which was recorded as a component of other income (expense) on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

2024 Convertible Notes and 2025 Convertible Notes

The 2024 Convertible Notes and 2025 Convertible Notes are re-measured to fair value each reporting period using the following relevant assumptions:

	June 30, 2025	December 31, 2024
Discount rate	20.0%	20.0%
Probability of conversion at maturity scenario	70.0 - 100.0%	70.0 - 100.0%
Probability of voluntary conversion scenario	0.0 - 30.0%	0.0 - 30.0%
Remaining term for conversion at maturity scenario	0.01 - 0.77 years	0.01 - 0.28 years
Remaining term for voluntary conversion scenario	0.01 - 0.52 years	0.01 - 0.03 years

SEPA Convertible Note

The fair value of the SEPA Convertible Note was determined utilizing a Monte Carlo simulation considering the following relevant assumptions:

	June 30, 2025	December 31, 2024
Remaining term	0.47 years	0.97 years
Volatility	80.0%	88.0%
Risk-free rate	4.3%	4.3%
Drift term	4.2%	4.2%
Conversion price for payments to be made through issuance of Company's common stock	$0.17	$0.41
Payments to be made through issuance of shares of Company's common stock	58%	11.1%
Payments to be made in cash	42%	88.9%

Forward Purchase Agreement

On April 2, 2025, the Company entered into a mutual termination agreement with Meteora to terminate the Amended 2024 FPA (the “FPA Termination Agreement”) in exchange for termination consideration of $500,000. Pursuant to the FPA Termination Agreement, the 1,618,948  shares of the Company’s common stock that Meteora held as of the termination date of April 2, 2025 were deemed free and clear of all obligations, the number of Recycled Shares was equal to zero, and the Prepayment Shortfall was deemed to be zero. The Company received termination consideration of $500,000 from Meteora in April 2025 and recognized the impact of the termination during the six months ended June 30, 2025.

The fair value of the Amended 2024 FPA was measured at fair value at December 31, 2024 utilizing a Monte Carlo simulation model that applies a probability of occurrence to the present value of each settlement scenario. as follows:

	Amended 2024 FPA		2024 FPA
		December 16, 2024	December 16, 2024
	December 31, 2024	(modification)	(modification)
Probability of maturity settlement scenario	15.0%	15.0%	15.0%
Probability of prepayment shortfall settlement scenario	85.0%	85.0%	85.0%
Recycled Shares held by Meteora	1,703,890	1,703,890	2,203,890
Price per share of Company's common stock	$1.21	$0.77	$0.77
Remaining term	2.53 years	2.57 years	2.57 years
Risk-free interest rate	4.3%	4.2%	4.2%
Drift term	4.2%	4.1%	4.1%
Volatility	85.0%	81.0%	81.0%
Forecasted price per share of Company's common stock at maturity	2.30	0.37	$0.37
Expected margin from Meteora's sale of Recycled Shares	76.9%	76.9%	83.3%

3(a)(10) Settlement Agreement

The change in fair value on the remaining obligation owed under the 3(a)(10) Settlement Agreement (see Note 4) resulted in a loss of $1,115,594 and $617,966 for the three months and six months ended June 30, 2025, which was recorded as a component of other income (expense) on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value of the 3(a)(10) Settlement Agreement was determined utilizing a Monte Carlo simulation to forecast the Company’s share price through the last share issuance date, considering the following relevant assumptions at the date of issuance and each subsequent reporting period as follows:

	June 30, 2025	January 28, 2025
Price per share of Company’s common stock	$0.24	$1.09
Equity volatility	80.0%	88.0%
Remaining term	0.46 years	0.63 years
Risk-fee rate	4.3%	4.2%
Drift term	4.20%	4.1%

Contingent consideration obligation

During the three and six months ended June 30, 2025 there was no change in fair value of the contingent consideration obligation and its underlying assumptions.

Derivative Liabilities

The change in fair value on derivative liabilities resulted in a loss of 33,548 and 544,209 for the three and six months ended June 30, 2025, which was recorded as a component of other income on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Debt conversion share adjustment obligations: The fair value of the derivative liabilities issued in connection with the September 2024 debt conversion agreements were determined using Monte Carlo simulations considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	June 30, 2025	December 31, 2024
Price per share of Company's common stock	$0.24	$1.21
Equity volatility	73.0 - 84.0%	92.0 - 93.0%
Reset price floor	$1.25	$1.25
Reset price ceiling	$2.00	$2.00
Remaining term - First Reset Date	0.13 - 0.46 years	0.19 - 0.62 years
Forecasted per share of Company's common stock - Reset Date	$1.25	$1.12
Risk-fee rate - Reset Date	4.3 - 4.4%	4.4%
Drift term - Reset Date	4.2 - 4.3%	4.3%
Forecasted five day VWAP per share of Company's common stock - First Reset Date	$0.21	$0.96
Risk-fee rate - First Reset Date	4.3%	4.2%
Drift term - First Reset Date	4.2%	4.1
Remaining term - Second Reset Date	0.87	1.04 years
Forecasted five day VWAP per share of Company's common stock - Second Reset Date	$0.18	$0.81
Risk-fee rate - Second Reset Date	4.0%	4.2
Drift term - Second Reset Date	4.0%	4.1

SEPA Derivative Liability: The fair value of the SEPA Derivative Liability was determined using a Monte Carlo simulation considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	June 30, 2025	December 31, 2024
Remaining term	0.47 years	0.97 years
Volatility	80.0%	88.0%
Risk-free rate	4.3%	4.3%
Drift term	4.2%	4.2%
Conversion price for payments to be made through issuance of Company's common stock	$0.17	$0.41
Prepayment premium	107.0%	107.0%

Shares to be issued at settlement of derivative liabilities

The shares of the Company’s common stock to be issued in settlement of the above derivative liabilities are dependent on the share price at a future date and, as such, cannot be exactly determined as of June 30, 2025. Accordingly, an estimate has been made using the option pricing model to determine the liability value.

NOTE 11: RELATED PARTY TRANSACTIONS

Certain Relationships and Related Person Transactions

The following is a description of certain relationships and transactions that exist or have existed or that the Company has entered into, in each case since January 1, 2024, with its directors, executive officers, or stockholders who are known to the Company to beneficially own more than five percent of its voting securities and their respective affiliates and immediate family members.

Sponsor of MCAC

In connection with the closing of the Business Combination, the Company assumed unsecured promissory notes totaling approximately $555,000 that are non-interest bearing and due on demand and advances totaling approximately $132,000 that are non-interest bearing and due on demand with the Sponsor of MCAC. During September 2024, the Company entered into a note conversion agreement with the Sponsor of MCAC in which the Company converted the outstanding principal on unsecured promissory notes and certain other liabilities owed to the note holders into shares of the Company’s common stock at a conversion price of $2.00 per share with a one-time share reset adjustment, subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for each individual lender. In connection with these agreements, approximately $555,000 of unsecured promissory notes and approximately $132,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 343,248 shares of the Company’s common stock.

In connection with the conversion agreement, the Sponsor of MCAC received a one-time share reset adjustment that was settled during the quarter ended March 31, 2025 through the issuance of 205,949 shares of the Company’s common stock (see Note 7). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment was approximately $158,000 and was included as a component of derivative liabilities on the accompanying consolidated balance sheets. As of June 30, 2025, the derivative liabilities associated with the reset adjustment were settled in full. For the three and six months ended June 30, 2025, the Company recorded a change in fair value on these derivative liabilities of $0 and $30,000 respectively, which was included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

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

In connection with the conversion agreements, each Related Party Investor received a one-time share reset adjustment that were settled during the quarter ended March 31, 2025 through the issuance of 1,460,130 and 795,675 shares of the Company’s common stock (see Note 10). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment granted to each Related Party Investor was approximately $1,146,000 and $624,000 and were included as a component of derivative liabilities on the accompanying consolidated balance sheets. As of June 30, 2025, the derivative liabilities associated with the reset adjustment granted to each Related Party Investor was approximately $1,145,674, and $624,317 and were included as a component of derivative liabilities on the accompanying consolidated balance sheet. As of June 30, 2025, the derivative liabilities associated with the reset adjustment were settled in full.

The Related Party Investors collectively own 100% of an entity that has controlling interest in four customers within the managed solutions operating segment (the “Related Party Managed Solutions Customers”). The Company acquired one of these customers, GEG, in October 2024 from the entity owned by Related Party Investors. For the three and six months period ended June 30, 2025, the Company earned revenue totaling approximately $131,000 and $346,000 respectively, incurred cost of revenues totaling approximately $66,000 and $266,000 respectively, and incurred selling, general and administrative expenses totaling approximately $47,000 and $66,000 respectively from the remaining two Related Party Managed Solutions Customers.

As of December 31, 2024, the Company was owed approximately $349,000 for managed services from the Related Party Managed Solutions Customers and approximately $102,000 for working capital advances from the Related Party Managed Solutions Customers.

As of June 30, 2025, the Company was owed $0 for managed services from the Related Party Managed Solutions Customers and $0 for working capital advances from the Related Party Managed Solutions Customers.

Avanti Notes

In September 2016, the Company entered into an unsecured promissory note with a company owned by the Company’s Chief Executive Officer (the “Related Party Lender”) for an original principal sum of about $248,000 at September 30, 2016 (the “2016 Promissory Note”). The principal balance of the note as of June 30, 2025 and December 31, 2024 are about $83,000 and $83,500 respectively. The note bears annual interest of 14.0%. The note does not have a maturity date, and the full note balance is to be paid over time in amounts determined by the Company.

In July 2024, the Company borrowed an additional amount of about $93,000 from the Related Party Lender (the “2024 Promissory Note”). The loan bears interest at 14.0% and matures in July 2031. The principal and accrued interest is due in full at maturity.

Total interest expense recognized on the promissory notes with the Related Party Lender was approximately $5,100 and $10,300 for the three and six months ended June 30, 2025, respectively, compared to $2,700 and $5,900 for the three and six months ended June 30, 2024.

Related Party Lender

Following the closing of the Business Combination on July 12, 2024 which triggered the conversion of certain convertible notes, a noteholder’s ownership percentage of the Company’s common stock exceeded 5.0%, triggering a related party relationship.

On October 10, 2024, the Company issued this related party a convertible note with a principal amount of $800,000. The note had an interest rate of 20% and a maturity date of April 8, 2025. In April 2025, the note (including accrued interest) was converted into common stock at a conversion price of $0.64 per share, resulting in the issuance of 1,479,890 shares.

On December 3, 2024, the Company issued this related party a convertible note with a principal amount of $400,000. This note has an annual interest rate of 20% with an original maturity in January 2025. During the quarter ended March 31, 2025, the note was amended to extend the maturity date to June 30, 2025. Subsequently, during the quarter ended June 30, 2025, the note was further extended with a maturity date to September 30, 2025. The Company accounted for both these amendments as a modification. The note is convertible during the first 30 days after issuance at a conversion price of $1.10. The Company accounts for these convertible notes using the fair value option. As of December 31, 2024, the carrying amount of the note and accrued interest was $400,000 and $6,137, respectively. As of June 30, 2025, the fair value of this note was approximately $446,000.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal and regulatory proceedings

The Company is subject to various routine litigation, legal proceedings, and regulatory matters, that arise in the ordinary course of its business. The Company reviews its lawsuits, regulatory matters, and other legal proceedings such matters on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies applicable accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements.

The Company’s assessment involves significant judgment, given the varying stages of proceedings and the related uncertainty of potential outcomes. In making determinations, the Company considers factors including, but not limited to, the nature of the claims, experience with similar matters, jurisdiction, input from outside counsel, likelihood of alternative resolution, current status, and damages sought or demands made. Estimates may change from time to time, and actual losses could differ from current estimates. As of June 30, 2025 and December 31, 2024, there are no matters for which a reserve is required.

Florida Solar acquisition litigation (Zrallack and RJZ Holdings LLC v. Aurai LLC, ConnectM Florida RE LLC, and Florida Solar Products, Inc.; Florida 19th Judicial Circuit—St. Lucie County)

On February 26, 2024, Robert Zrallack and RJZ Holdings LLC (the “Plaintiffs”) filed suit against Aurai LLC (“Aurai”), ConnectM Florida RE LLC (“ConnectM Florida RE”), and Florida Solar Products, Inc. (“Florida Solar”), each a wholly owned subsidiary of the Company, in the circuit court for the 19th judicial circuit (St. Lucie County, Florida). In this suit, the Plaintiffs allege various contract claims arising out of a transaction under which Aurai acquired Florida Solar from Mr. Zrallack in 2022 and ConnectM Florida RE acquired certain real estate from RJZ Holdings LLC in 2022 from which Florida Solar operates.

Specifically, the Plaintiffs allege breach of the stock purchase agreement and certain promissory notes in connection with the purchase of Florida Solar and the related real estate, as well as breach of a services agreement with Mr. Zrallack.

The Company believes the Plaintiffs’ claims have no merit and has asserted counterclaims against the Plaintiffs in connection with the underlying transactions. As of June 30, 2025 and to date, the case is in arbitration.

Regardless of the final outcome, defending lawsuits, claims, government investigations, and proceedings in which the Company is involved is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained.

Employment agreement settlement and related equity issuance (January 2025)

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

NOTE 13: EMPLOYEE RETENTION CREDIT (ERC)

In March 2025, the Company received approval from the Internal Revenue Service for ERC claims totaling $279,524. The Company recognized $0 and $279,524, net of service fees, within Other income (expense), net for the three and six months ended June 30, 2025, respectively. No ERC credits were received or recognized in the comparable three- and six-month periods ended June 30, 2024.

NOTE 14: REVENUES

The following table summarizes disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$7,734,601	$4,580,577	$15,988,957	$9,673,721
India	776,890	428,547	$1,510,877	709,310

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Contract Assets

Contract assets consist of work in process for unrecognized revenue. The following table summarizes the contract asset activity for the six months ended June 30, 2025

Balance as of December 31, 2024	$206,750
Net change during the six months ended June 30, 2025	(22,227)
Balance as of June 30, 2025	$184,523

NOTE 15: INCOME TAXES

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

Our tax rate for the three and six months ended June 30, 2025 of 21% was in line with the federal statutory rate of 21% and overall was impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

While our tax rate for the three and six months ended June 30, 2024 of 21% was in line with the federal statutory rate of 21%, it was overall impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

For the three and six months ended June 30, 2025 and 2024, the Company recorded no income tax expense (benefit), respectively, due to the generation of net operating losses, the benefits of which have been fully reserved.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carry forwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2024 and June 30, 2025, the Company has maintained a full valuation allowance against its net deferred tax assets.

NOTE 16: INVENTORY

Inventories: Inventories consist of parts and finished goods. Parts primarily consist of manufacturing hardware, wiring, and piping. Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
Parts	$257,994	$164,131
Finished Goods	631,183	386,564
Total	$889,177	$550,695

NOTE 17: REPORTABLE SEGMENTS

The Company’s operations are organized into four reporting segments: Owned Service Network, Managed Solutions, Logistics and Transportation. The structure is designed to allow the Company to evaluate the performance of its different solutions offerings, provide improved service and drive future growth in a cost-efficient manner.

Selected information by reportable segment is presented in the following tables:

	Three Months Ended June 30, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$4,445,226	608,951	2,874,783	582,531	—	$8,511,491
Cost of revenue	2,535,577	395,187	2,162,027	445,823	—	5,538,614
Selling, general and administrative expenses
Facility costs	27,977	17,073	—	20,320	9,701	75,071
Insurance expenses	103,046	11,163	12,559	201	113,029	239,998
Marketing expenses	422,126	32,344	(916)	116	344,267	797,937
Operational expenses	788,899	76,179	24,875	65,468	1,607,528	2,562,949
Compensation and related benefits	1,345,344	141,008	554,308	30,722	175,287	2,246,669
Travel & entertainment	(6,323)	12,347	16,968	6,808	44,294	74,094
Vehicle expenses	153,818	6,719	—	—	10,694	171,231
Depreciation	117,635	9,927	—	20,783	6,381	154,726
Amortization	36,676	—	(67,513)	—	322	(30,515)
Total selling, general and administrative expenses	2,989,198	306,760	540,281	144,418	2,311,503	6,292,160
Loss on impairment
(Loss) income from operations	(1,079,549)	(92,996)	172,475	(7,710)	(2,311,503)	(3,319,283)
Other (expense) income, net	$2,728,246	$—	$11,015	$(33,533)	$(2,792,553)	$(86,825)
Net (loss) income	$1,648,697	$(92,996)	$183,490	$(41,243)	$(5,104,056)	$(3,406,108)
Total assets	$9,422,417	$1,803,751	$3,380,374	$6,331,671	$899,764	$21,837,977
Capital expenditures	5,265	—	—	—	—	5,265

	Three Months Ended June 30, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$3,023,393	1,554,784	—	430,947	—	5,009,124
Cost of revenue	1,796,339	1,120,183	—	122,681	—	3,039,203
Selling, general and administrative expenses
Facility costs	45,475	80,225	—	3,021	141	128,862
Insurance expenses	53,671	88,252	—	206	33,986	176,115
Marketing expenses	42,258	22,924	—	211	39,146	104,539
Operational expenses	269,601	(698,081)	—	134,412	389,783	95,715
Compensation and related benefits	484,258	794,259	—	184,697	695,997	2,159,211
Travel & entertainment	27,055	5,481	—	7,159	(1,488)	38,207
Vehicle expenses	66,467	42,344	—	—	51,429	160,240
Depreciation	100,210	(10,832)	—	18,781	29,517	137,676
Amortization	18,214	—	—	(19,480)	14,359	13,093
Total selling, general and administrative expenses	1,107,209	324,572	—	329,007	1,252,870	3,013,658
Loss on impairment	405,658	—	—	—	—	405,658
(Loss) Income from operations	(285,813)	110,029	—	(20,741)	(1,252,870)	(1,449,395)
Other (expense) income, net	—	—	—	—	(767,891)	(767,891)
Net (loss) income	$(285,813)	$110,029	$—	$(20,741)	$(2,020,761)	$(2,217,286)
Total assets	$5,117,037	$605,954	$—	$1,111,513	$8,346,165	$15,180,669
Capital expenditures	$3,578	$—	$—	$—	$—	$3,578

	Six Months Ended June 30, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$8,692,767	2,365,319	5,412,213	1,029,535	—	$17,499,834
Cost of revenue	4,765,402	1,736,378	4,171,561	839,883	—	11,513,224
Selling, general and administrative expenses
Facility costs	63,816	118,106	—	33,874	9,701	225,497
Insurance expenses	143,465	33,893	26,254	399	212,949	416,960
Marketing expenses	1,874,228	107,128	(916)	1,283	881,311	2,863,034
Operational expenses	1,282,117	(462,051)	213,270	137,354	2,964,539	4,135,229
Compensation and related benefits	2,210,605	800,307	554,308	79,168	415,472	4,059,860
Travel & entertainment	22,727	15,591	25,418	11,380	99,220	174,336
Vehicle expenses	219,968	106,697	—	—	10,694	337,359
Depreciation	161,042	19,856	—	22,821	6,381	210,100
Amortization	81,352	—	74,964	—	645	156,961
Total selling, general and administrative expenses	6,059,321	739,528	893,298	286,279	4,600,913	12,579,336
Loss on impairment	—	—	—	—	—	—
(Loss) income from operations	(2,131,955)	(110,586)	347,354	(96,627)	(4,600,912)	(6,592,726)
Other (expense) income, net	2,672,341	$—	$11,015	$(33,533)	$(6,440,544)	(3,790,721)
Net (loss) income	$540,386	$(110,586)	$358,369	$(130,160)	$(11,041,456)	$(10,383,447)
Total assets	$9,422,417	$1,803,751	$3,380,374	$6,331,671	$899,764	$21,837,977
Capital expenditures	$5,265	$—	$—	$—	$—	$5,265

	Six Months Ended June 30, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$6,784,511	2,864,500	—	734,020	—	$10,383,031
Cost of revenue	4,309,129	2,007,781	—	492,679	—	6,809,589
Selling, general and administrative expenses
Facility costs	102,899	149,711	—	9,082	(20,254)	241,438
Insurance expenses	115,197	145,613	—	412	89,893	351,115
Marketing expenses	126,571	31,077	—	2,149	56,959	216,756
Operational expenses	341,697	(587,110)	—	226,680	884,133	865,400
Compensation and related benefits	1,527,383	930,072	—	193,162	1,010,065	3,660,682
Travel & entertainment	35,306	6,895	—	10,950	17,309	70,460
Vehicle expenses	123,434	70,437	—	—	104,077	297,948
Depreciation	145,936	—	—	20,593	29,517	196,046
Amortization	106,795	—	—	3,516	21,661	131,972
Total selling, general and administrative expenses	2,625,218	746,695	—	466,544	2,193,360	6,031,817
Loss on impairment	405,658		—	—	—	405,658
(Loss) Income from operations	(555,494)	110,024	—	(225,203)	(2,193,360)	(2,864,033)
Other (expense) income, net	—	—	—	—	(1,956,626)	(1,956,626)
Net (loss) income	$(555,494)	$110,024	$—	$(225,203)	$(4,149,986)	$(4,820,659)
Total assets	$5,117,037	$605,954	$—	$1,111,513	$8,346,165	$15,180,669
Capital expenditures	$10,147	$—	$—	$—	$—	$10,147

As of June 30, 2025 and December 31, 2024 the Company’s total assets located outside the United States were approximately $6,332,000 and $1,260,000, respectively. For the three and six months ended June 30, 2025, one customer represented more than 10% of total company revenue and for the three and six months ended June 30, 2024, no single customer represented more than 10% of total company revenue.

The following tables summarize disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Three Months Ended June 30, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
United States	$4,250,867	$608,951	$2,874,783	$—	$—	$7,734,601
Other	194,359	—	—	$582,531	—	$776,890
Total	$4,445,226	$608,951	$2,874,783	$582,531	$—	$8,511,491

	Three Months Ended June 30, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
United States	$3,023,393	1,554,784	—	2,400	—	$4,580,577
Other	—	—	—	428,547	—	428,547
Total	$3,023,393	$1,554,784	$—	$430,947	—	$5,009,124

	Six Months Ended June 30, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation		Corporate	Total
United States	$8,211,425	$2,365,319	$5,412,213	$		$—	$15,988,957
Other	481,342				1,029,535		1,510,877
Total	$8,692,767	$2,365,319	$5,412,213		$1,029,535	$—	$17,499,834

	Six months ended June 30, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
United States	$6,784,511	2,864,500	—	24,710	—	9,673,721
Other	—	—	—	709,310	—	709,310
Total	$6,784,511	$2,864,500	$—	$734,020	—	$10,383,031

NOTE 18: STOCK-BASED COMPENSATION

During May and June 2025, the Company issued 585,000 shares of our common stock to certain advisers with a fair value of approximately $133,000, as determined on the issuance date using the reported closing share price. Further, the Company issued 1,622,222 shares of our common stock to its directors and employees as consideration for past services performed with a fair value of approximately $372,000, as determined on the issuance date using the reported closing share price. The stock awards issued to date have been one-time grants made without any associated vesting requirements.

NOTE 19: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2025 through the date these interim financial statements were issued, in accordance with ASC 855, Subsequent Events. No events were identified that require adjustment to the accompanying financial statements. All subsequent events identified are non-recognized subsequent events.

Convertible note agreement issuances

From July 1, 2025 to date of filing, the Company entered into five convertible note agreements in exchange for aggregate gross proceeds of $1,900,000 with four lenders (the “Q3 2025 Convertible Note”). The Q3 2025 Convertible Note bears interest at a rate of 20.0% per annum and matures 210 days from the agreement date. The Q3 2025 Convertible Note is convertible any time before the maturity date at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price.

Reverse stock split

On April 11, 2025, the Company held a special meeting of shareholders. The shareholders voted to approve a reverse stock split and issuance of up to 25,000,000 shares via a standby equity purchase agreement. The terms of the reverse stock split are not yet finalized as of the date the consolidated financial statements were issued.

SEPA convertible note technical default

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note or made timely SEC filings and is therefore in default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of June 30, 2025, the minimum cash balance required was approximately $1,666,000.

Seller note amendments

On July 10, 2025, the Company entered into the first amendment to the January 2025 Note (the “Amended January 2025 Note”), under which the Company is required to pay the lender approximately $26,000 towards the principal, approximately $14,000 of accrued interest, and the lender’s legal fees of approximately $3,000. The Amended January 2025 Note extended the maturity date from June 30, 2025 to August 8, 2025 and increased the interest rate to 18.0% effective July 1, 2025.

On August 14 2025, the Company entered into a Second Amendment to the January 2025 Note (the “Second Amended January 2025 Note”), which extended the maturity date from August 8, 2025 to September 30, 2025 and required payment of an approximately $10,000 forbearance fee to the lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Dollar amounts in this discussion are expressed in whole-dollars, except as otherwise noted. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in Part I, Item 1A, Risk Factors. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.

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

Recent Developments

On January 28, 2025, the Company entered into a settlement and stipulation agreement (the “Settlement Agreement”) with Last Horizon, LLC (“Last Horizon”), pursuant to which the Company agreed to issue shares of the Company’s common stock to Last Horizon in exchange for the settlement of an aggregate $8,908,000 (the “Claim”) to resolve outstanding overdue liabilities with one of our lenders and certain of our vendors. The Company has issued 13,744,131 shares of the Company’s common stock to Last Horizon as Settlement Shares between January 28, 2025 and the date this Form 10-Q was issued. The issuance of common stock to Last Horizon pursuant to the terms of the Settlement Agreement is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims.

On March 26, 2025, the Company was awarded its first Home and Building Electrification (HBE) project in India through a strategic partnership with Zenith Energy Services Pvt. Ltd.

During the six months ended June 30, 2025, 2,737,168 shares of our common stock were issued in connection with the share reset derivative liabilities.

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

On April 25, 2025, the Company completed its acquisition of Cambridge Energy Resources Pvt. Ltd. (“CER”), a privately held India- based Energy-Management-as-a-Service provider, following receipt of all necessary regulatory approvals. Under the terms of the transaction, the purchase price was  approximately $1,135,000 out of which, the Company has paid approximately $381,000 (as discussed in Note 4). CER brings an established operating presence in India’s rooftop solar and telecommunication energy - management sectors, complementing the Company’s Owned Service Network segment and Energy Intelligence Network. Management expects the integration of CER to accelerate strategic growth across distributed energy and telecom infrastructure markets in India. With the acquisition, the Company projects India - based operations to expand from approximately 5% to 15% of global revenue (approximately $10,000,000 annualized) over the next twelve months.

On April 28, 2025, the Company entered into a stock purchase agreement with W4 Partners LLC (the “Seller”), for the purposes of acquiring from the Seller all of the issued and outstanding equity securities of Air Temp Service Co, Inc. (“ATS”) and Solar Energy Systems of Brevard, Inc (“SESB”) in exchange for the issuance of 2,200,000 shares of the Company’s common stock. Per the terms of the stock purchase agreement, if the Company was delisted from the NASDAQ exchange within 90 days of closing, the Company was required to issue an additional 2,700,000 shares of the Company’s common stock. The total fair value of the 4,900,000 shares of the Company’s common stock issued as consideration to the Seller was approximately $3,141,000, as determined using the closing share price on the date of agreement on April 28, 2025.

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

During May 2025 and June 2025, we issued 585,000 shares of our common stock to certain advisers with a fair value of approximately $133,000, as determined on the issuance date using the reported closing share price.

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

On July 10, 2025, the Company entered into the first amendment to the January 2025 Note (the “Amended January 2025 Note”), under which the Company is required to pay the lender approximately $26,000 towards the principal, approximately $14,000 of accrued interest, and the lender’s legal fees of approximately $3,000. The Amended January 2025 Note extended the maturity date from June 30, 2025 to August 8, 2025 and increased the interest rate to 18.0% effective July 1, 2025.

On August 14 2025, the Company entered into a Second Amendment to the January 2025 Note (the “Second Amended January 2025 Note”), which extended the maturity date from August 8, 2025 to September 30, 2025 and required payment of an approximately $10,000 forbearance fee to the lender.

From July 1, 2025 to date of filing, the Company entered into five convertible note agreements in exchange for aggregate gross proceeds of $1,900,000 with four lenders (the “Q3 2025 Convertible Note”). The Q3 2025 Convertible Note bears interest at a rate of 20.0% per annum and matures 210 days from the agreement date. The Q3 2025 Convertible Note is convertible any time before the maturity date at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price.

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note or made timely SEC filings and is therefore in default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of June 30, 2025, the minimum cash balance required was approximately $833,000.

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

Reportable Segments

Our reportable operating segments include:

●	Owned Service Network focuses on the deployment of modern energy economy solutions into enterprises, infrastructure providers, homes and businesses by providing installation and maintenance services for electrified heating and cooling solutions and distributed energy solutions (including solar and battery). The installed equipment is connected to the Company’s AI-driven energy intelligence platform to ensure peak performance and efficiency of the equipment as well as allowing the Company to remotely monitor maintenance needs.
●	Managed Solutions provides a selection of servicing offerings that customers can select that include human resources management, procurement services, omnichannel marketing and lead generation as well as access to short-term working capital loans.
●	Logistics focuses on the facilitation of business-to-business transportation of commercial and other heavy goods using the Company’s last mile delivery platform and software.
●	Transportation focuses on the management of connected operations using the Company’s IIoT platform to remotely monitor and control the performance of equipment for original equipment manufacturers (“OEMs”) and other enterprise customers.

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

Other income (expense), net

Other income (expense), net consists primarily of interest expense incurred on our debt obligations, remeasurement gains or losses associated with the change in the fair value on our convertible notes payable and forward purchase agreement derivative liabilities, gains and losses on the extinguishment of liabilities, a gain on the modification of our forward purchase agreement, the bargain purchase gain from our CER acquisition, and other miscellaneous income or expenses incurred throughout the period.

Results of Operations

The following table summarizes our financial results for the period indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%

Revenues	$8,511,491	$5,009,124	$3,502,367	69.9%
Costs and expenses:
Cost of revenues	5,538,614	3,039,203	2,499,411	82.2%
Gross profit	2,972,877	1,969,921	1,002,956	50.9%
Selling, general and administrative expenses	6,292,160	3,013,658	3,278,502	108.8%
Loss on impairment of intangible assets	—	405,658	(405,658)	(100.0)%
Loss from operations	(3,319,283)	(1,449,395)	(1,869,888)	129.0%
Total other income (expense), net	(86,825)	(767,891)	681,066	(88.7)%
Net loss	$(3,406,108)	$(2,217,286)	$(1,188,822)	53.6%

	Six Months Ended June 30,		Change
	2025	2024	$	%

Revenues	$17,499,834	$10,383,031	$7,116,803	68.5%
Costs and expenses:
Cost of revenues	11,513,224	6,809,589	4,703,635	69.1%
Gross profit	5,986,610	3,573,442	2,413,168	67.5%
Selling, general and administrative expenses	12,579,336	6,031,817	6,547,519	108.5%
Loss on impairment of intangible assets	—	405,658	(405,658)	(100.0)%
Loss from operations	(6,592,726)	(2,864,033)	(3,728,693)	130.2%
Total other income (expense), net	(3,790,721)	(1,956,626)	(1,834,095)	93.7%
Net loss	$(10,383,447)	$(4,820,659)	$(5,562,788)	115.4%

Revenues

Revenue increased $3,502,367, or 69.9%, to $8,551,491 for the three months ended June 30, 2025 from $5,009,124 for the three months ended June 30, 2024. This increase was primarily driven by the Company’s new Logistics segment, established in connection with the Delivery Circle acquisition completed in July 2024, and expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion, which yielded an increase in revenues of approximately $2,875,000 for the three months ended June 30, 2025.

Revenue increased $7,116,803, or 68.5%, to $17,499,834 for the six months ended June 30, 2025 from $10,383,031 for the six months ended June 30, 2024. This increase was primarily driven by the Company’s new Logistics segment established in connection with the Delivery Circle acquisition completed in July 2024, and expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion, which yielded an increase in revenues of approximately $5,412,000 and approximately $1,908,000 for the six months ended June 30, 2025 and 2024 respectively.

Expenses

Cost of Revenues increased approximately $2,499,000, or 82.2%, to approximately $5,538,000 for the three months ended June 30, 2025 from approximately $3,039,000 for the three months ended June 30, 2024. This increase was primarily driven by the introduction of our new Logistics segment established in connection with the Delivery Circle acquisition completed in July 2024, which added approximately $2,162,000 in cost of revenue, which was driven by the increase in revenues for this segment, as described above, for the three months ended June 30, 2025.

Cost of Revenues increased approximately $4,703,000, or 69.1%, to approximately $11,513,000 for the six months ended June 30, 2025 from approximately $6,810,000 for the six months ended June 30, 2024. This increase was primarily driven by the introduction of our new Logistics segment established in connection with the Delivery Circle acquisition completed in July 2024, which added approximately $4,172,000 in cost of revenue, which was driven by the increase in revenues for this segment, as described above, for the six months ended June 30, 2025.

Selling, general and administrative expenses increased approximately $3,279,000 or 109% to approximately $6,292,000 for the three months ended June 30, 2025 from approximately $3,014,000 for the three months ended June 30, 2024. The increase was primarily driven by approximately $1,737,000 of increased operating costs associated with becoming a public company in July 2024 and our expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion. Approximately $589,000 of selling, general and administrative expenses from our new Logistics segment, and increased marketing costs in our Owned Service Network segment of approximately $400,000 for the three months ended June 30, 2025.

Selling, general and administrative expenses increased approximately $6,548,000 or 109% to approximately $12,579,000 for the six months ended June 30, 2025 from approximately $6,031,000 for the six months ended June 30, 2024.  The increase was primarily driven by approximately $3,020,000 of increased operating costs associated with becoming a public company in July 2024 and our expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion. Approximately $942,000 of selling, general and administrative expenses from our new Logistics segment, and increased marketing costs in our Owned Service Network segment of approximately $1,746,000 for the six months ended June 30, 2025.

Other Income (Expense)

During the three and six months ended June 30, 2025, we extinguished certain liabilities with certain of our creditors. We accounted for these extinguishments of the outstanding obligations and recognized a loss of extinguishment of approximately $1,599,000 and $4,106,000 respectively, an increase of approximately $1,599,000 and $3,514,000 respectively from the loss on extinguishment that we recognized during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2025, we also recognized expenses attributable to changes in fair value of our forward purchase agreement of nil and approximately $971,000 respectively, and changes in the fair value of convertible debt of approximately $511,000 and approximately 830,000 respectively, offset by the bargain purchase gain of approximately $2,487,000 (see Note 4) during the three and six months ended June 30, 2025 that did not occur during the three and six months ended June 30, 2024.

Interest expense decreased approximately by $539,000 and $557,000 to approximately $102,000 and $596,000 for the three and six months respectively ended June 30, 2025 from approximately $641,000 and $1,153,000 respectively for the three and six months ended June 30, 2024. This decrease was primarily driven by decrease in debt of approximately $3,149,000 from June 30, 2024 to June 30, 2025 as a result of the conversion of certain secured promissory notes and during the second half of 2024 outstanding that were outstanding as of June 30, 2024.

Employee Retention Tax Credit: In March 2025, the Company received approval from the Internal Revenue Service for ERC claims totaling $279,524. The Company recognized $0 and $279,524, net of service fees, within Other income (expense), net for the three and six months ended June 30, 2025, respectively. No ERC credits were received or recognized in the comparable three- and six-month periods ended June 30, 2024.

Liquidity and Capital Resources

Our consolidated financial statements for the six months ended June 30, 2025 and for the year ended December 31, 2024 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 3 of the accompanying financial statements for more information.

We are required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due by our standby equity purchase agreement. As of June 30, 2025, our minimum cash balance requirement was approximately $1,666,000.

Cash Flows

The following table summarizes the Company’s cash flows for the period indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net cash used in operating activities	$(4,204,478)	$(2,424,368)	$(1,780,110)	73.4%
Net cash received from (used in) investing activities	$285,822	$(145,923)	$431,745	(295.9)%
Net cash provided by financing activities	$4,204,866	$2,219,157	$1,985,709	89.5%

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $4,204,000. Net cash used in operating activities consisted primarily of net loss of approximately $10,383,000 which stem from the increased operating expenses such as heightened legal and administrative costs due to ongoing debt restructuring efforts, alongside inflationary pressures on overhead, which have notably impacted our cash flow despite efforts to streamline operations. This was offset by approximately $4,350,000 of noncash items, primarily related to the loss on extinguishment of debt of approximately $4,106,000, change in fair value measurement of convertible debt of approximately $830,000, change in fair value of forward purchase agreement resulting in a loss of approximately $971,000, depreciation and amortization of long-lived assets and intangible assets of approximately $289,000, and amortization of the Company’s debt discount recorded on its different debt facilities of approximately $105,000 offset by a bargain purchase gain of $2,487,000 and a change in fair value of our 3(a)(10) Settlement Agreement of approximately 618,000. In addition, for the six months ended June 30, 2025, net changes in operating assets and liabilities resulted in cash provided by operating activities of approximately $1,829,000.

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $2,424,000. Net cash used in operating activities consisted primarily of net loss of approximately $4,821,000, offset by approximately $1,760,000 of noncash items, primarily related to the loss on extinguishment of debt of approximately $592,000, loss on impairment of intangible assets of approximately $406,000, unrealized loss on the fair value remeasurement of debt of approximately $249,000 the depreciation and amortization of long-lived assets and intangible assets of approximately $333,000, and amortization of the Company’s debt discount recorded on its different debt facilities of approximately $19,000. In addition, for the six months ended June 30, 2024, net changes in operating assets and liabilities resulted in cash provided by operating activities of $636,000.

Net cash used in investing activities

Net cash received from investing activities for the six months ended June 30, 2025 was approximately $286,000. Investing activities primarily included the purchase of capitalized software development costs of approximately $292,000 and purchases of property and equipment of approximately $24,000, offset by cash receipt of non-controlling interest of $560,000.

Net cash used in investing activities for the six months ended June 30, 2024 was approximately $146,000. Investing activities primarily relating to the purchase of property and equipment and purchase of capitalized software development costs of approximately $10,000 and $76,000, respectively. Which also included the payment of non-controlling interest of $60,000.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $4,205,000. Financing activities consisted primarily of proceeds from the issuance of convertible debt of approximately $3,556,000, issuance of debt of approximately $735,000 and proceeds from stocks subscription agreement of $805,000 offset by repayment of debt of approximately $1,267,000 and payments on convertible note and finance leases of approximately $124,000.

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $2,219,000. Financing activities consisted primarily of the proceeds from the issuance of debt facilities of $5,372,000, offset by the payment of extension fees into MCAC’s trust account of approximately $1,933,000, payments on the Company’s debt facilities of $1,322,000, payments of deferred offering costs of $213,000, payments of debt financing fees of approximately $690,000 and payments on finance leases of $50,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Commitments and Contractual Obligations

Refer to Note 5, Note 6, Note 7, and Note 8 in the accompanying notes to the financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Critical Accounting Policies and Significant Management Estimates

In the notes to our consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2024 Annual Report on Form 10-K, except as disclosed below. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to U.S. GAAP.

3(a)(10) Settlement Agreement

Our 3(a)(10) Settlement Agreement is variable share settled obligations evaluated under ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Each period, the fair value of the 3(a)(10) Settlement Agreement is calculated and the resulting gains and losses from the change in fair value is recognized in income.

The fair value of the other payable was determined using a Monte Carlo simulation model which incorporates subjective assumptions based on the terms of the agreement and represents our best estimate at the valuation date. The 3(a)(10) Settlement Agreement is re-measured to fair value each reporting period with the most significant unobservable input used in the calculation the expected average volume weighted average price for a share of our common stock for the five-business day period preceding each settlement date for a tranche of the settlement shares. Any change in one of the significant assumptions detailed above would likely have an impact on the concluded fair value of the other payable. See Note 6 – Other Payable and Note 10 - Fair Value Measurements to our unaudited condensed consolidated financial statements for additional detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is omitted as it is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of our fiscal quarter ended June 30, 2025. Based on this evaluation, our Chief Executive Officer has concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

Management has initiated a remediation plan designed to address these material weaknesses. The plan includes strengthening our financial reporting resources, enhancing documentation and review procedures, and implementing additional monitoring and oversight controls. The Company is committed to remediating the identified weaknesses as quickly as practicable, although the material weaknesses will not be considered remediated until the improved processes and controls have been operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Between January 1, 2025 and the date of this filing, the Company issued an aggregate of 42,537,784 shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”). These issuances included: (i) 2,207,222 shares issued to directors, officers, advisors, employees, and vendors as equity compensation for services rendered; (ii) 18,028,098 shares issued to debtholders in connection with debt-to-equity exchanges and conversions of outstanding convertible notes; (iii) 4,900,000 shares issued as consideration in an acquisition completed during the period;(iv) 3,658,333 shares issued pursuant to common stock subscription agreements. Of the foregoing, 13,744,131 shares were issued in transactions exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

10.1*	Form of Q1 2025 Convertible Note
10.2*	Form of Q2 Convertible Note
10.3*	Form of Q3 Convertible Note
10.4*	Form of Note Exchange Agreement
10.5*	Form of Promissory Note Agreement
10.6*	Form of Amendment of Business Loan and Security Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a14(a) and 15d14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a14(a) and 15d14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	ConnectM Technology Solutions, Inc.

By (Signature and Title) Bhaskar Panigrahi, Chief Executive Officer and Chairman

Date: September 16, 2025

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

Signature	Capacity	Date

/s/ Bhaskar Panigrahi	Chief Executive Officer; Chairman	September 16, 2025
Bhaskar Panigrahi	(Principal Executive Officer)

/s/ Mahesh Choudhury		September 16, 2025
Mahesh Choudhury	(Principal Financial Officer)

/s/ Bala Padmakumar	Vice Chairman	September 16, 2025
Bala Padmakumar

/s/ Kathy Cuocolo	Director	September 16, 2025
Kathy Cuocolo

/s/ Stephen Markscheid	Director	September 16, 2025
Stephen Markscheid

/s/ Gautam Barua	Director	September 16, 2025
Gautam Barua