Form 10-Q
period 2025-09-30
ConnectM Technology Solutions, Inc.
filed 2025-11-17
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2025, there were 99,973,782 shares of common stock of the Company issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and releases issued by the SEC and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements include, among others, information concerning our strategy, future operations, future financial position, future revenue, projected expenses, business prospects, and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements contained in this Report include, but are not limited to, statements about the following:

●	the Company operates in the early-stage market of modern energy economy (“MEE”) adoption (which includes AI-powered electrification and distributed energy) and has a history of losses and expects to incur significant ongoing expenses;
●	the Company’s management has limited experience in operating a public company;
●	the Company has identified material weaknesses in its internal control over financial reporting and if it is unable to remediate these material weaknesses, or if the Company identifies additional material weaknesses in the future or otherwise fails to maintain an effective internal control over financial reporting, this may result in material misstatements of the Company’s consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations;
●	the Company’s growth strategy depends on the widespread adoption of MEE Services;
●	if the Company cannot compete successfully against other MEE Service Providers, it may not be successful in developing its operations and its business may suffer;
●	with respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies;
●	the Company’s market is characterized by rapid technological change, which requires it to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of its products and its financial results;
●	developments in alternative technologies may materially adversely affect demand for the Company’s offerings; and
●	the possibility that we may be adversely affected by other economic, business or competitive factors and may not be able to manage other risks and uncertainties set forth in the section titled “Risk Factors,” which is incorporated herein by reference.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash	$2,213,219	$2,407,843
Accounts receivable - net	5,680,625	1,897,471
Contract asset	450,189	206,750
Inventories, net	479,100	550,695
Forward purchase agreement derivative asset	—	1,471,000
Working capital advances	—	266,831
Prepaid expenses and other current assets	2,302,634	1,530,842
Total current assets	11,125,767	8,331,432
Right-of-use asset – operating lease	242,809	221,479
Right-of-use asset – finance lease	69,810	130,774
Property and equipment, net	3,258,326	936,573
Goodwill	5,157,376	1,728,108
Intangible assets, net	2,232,334	1,408,176
Total Assets	$22,086,422	$12,756,542
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,204,688	$10,497,488
Accrued expenses and other current liabilities	3,134,561	3,207,233
Contingent consideration liability	1,186,786	259,243
Debt, net of debt discount	7,515,555	7,019,499
Convertible debt, at fair value	7,006,545	8,542,323
Derivative liabilities	395,619	4,229,478
Operating lease liability	105,438	117,120
Finance lease liability	74,615	103,392
Contract liabilities	2,231,672	602,469
Other payable	3,311,000	—
Deferred tax liabilities	52,177	—
Total current liabilities	32,218,656	34,578,245
Debt, net of current portion	1,025,664	1,303,665
Operating lease liabilities, net of current portion	146,667	135,239
Finance lease liabilities, net of current portion	48,815	91,726
Contingent consideration liability, net of current portion	399,236	434,174
Total liabilities	33,839,038	36,543,049
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock Series A, $0.001 par value, 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024 no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 250,000,000 shares and 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024 respectively, 94,610,973 and 29,093,289 issued and outstanding as of September 30, 2025 and December 31, 2024 respectively	9,460	2,910
Additional paid-in-capital	43,454,545	20,152,919
Accumulated deficit	(57,134,144)	(45,426,099)
Accumulated other comprehensive income	37,084	166,007
Total ConnectM Technology Solutions, Inc.'s stockholders’ deficit	(13,633,055)	(25,104,263)
Non-controlling interest	1,880,439	1,317,756
Total stockholders’ deficit	(11,752,616)	(23,786,507)
Total liabilities and stockholders’ deficit	$22,086,422	$12,756,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(all amounts in USD, except number of shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
		Restated		Restated
Revenues	$8,707,042	$5,997,703	$26,206,876	$16,380,734
Cost of revenues	5,832,429	$4,200,351	17,345,653	11,009,940
Gross profit	2,874,613	1,797,352	8,861,223	5,370,794
Selling, general and administrative expenses	5,691,338	$4,330,687	18,270,674	10,362,504
Loss on impairment of intangible assets	—	$—	—	405,658
Loss from operations	(2,816,725)	(2,533,335)	(9,409,451)	(5,397,368)
Other income (expense):
Interest expense	(153,654)	(676,192)	(749,289)	(1,829,309)
Gain (loss) on extinguishment of debt and vendor payable	2,391,287	(951,991)	(1,714,405)	(1,543,855)
Change in fair value of convertible debt	(1,063,621)	(1,622,916)	(1,893,893)	(1,622,916)
Change in fair value of forward purchase agreement	—	(8,123,887)	(971,000)	(8,123,887)
Gain on Extinguishment of debt	—	2,257,814	—	2,257,814
Change in fair value of derivative liabilities	17,821	(30,919)	(526,388)	(30,919)
Gain on forward purchase agreement	—	1,547,236	—	1,547,236
Gain on modification of liabilities	194,523	—	194,523	—
Bargain purchase gain	—	—	2,486,702	—
Change in fair value on 3(a)(10) Settlement Agreement (Note 5)	148,725	—	766,691	—
Other income (expense), net	288,602	270,049	440,021	58,404
Total other income (expense), net	1,823,683	(7,330,806)	(1,967,038)	(9,287,432)
Net loss	(993,042)	(9,864,141)	(11,376,489)	(14,684,800)
Less: net income (loss) attributable to noncontrolling interests	152,529	60,148	331,556	51,703
Net loss attributable to ConnectM Technology Solutions, Inc.	$(1,145,571)	$(9,924,289)	$(11,708,045)	$(14,736,503)
Other comprehensive income (loss):
Foreign currency translation adjustments	(95,844)	19,479	(128,923)	29,869
Comprehensive income/(loss) before noncontrolling interests	(1,241,415)	(9,904,810)	(11,836,968)	(14,706,634)
Less: comprehensive loss/(income) attributable to non-controlling interests	152,529	60,148	331,556	51,703
Comprehensive Income/(loss) attributable to ConnectM Technology Solutions, Inc.	$(1,393,944)	$(9,964,958)	$(12,168,524)	$(14,758,337)

Weighted average shares outstanding of common stock	75,526,418	21,152,671	54,752,325	15,973,225
Basic and diluted net loss per share, common stock	$(0.02)	$(0.47)	$(0.22)	$(0.92)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(all amounts in USD, except number of shares)

	For the Nine Months Ended September 30, 2025
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of December 31, 2024	29,093,289	$2,910	20,152,919	$(45,426,099)	$166,007	$(25,104,263)	$1,317,756	$(23,786,507)
Issuance of common stock to settle claim under 3(a)(10) Settlement Agreement (Note 5)	3,674,558	367	3,076,885	—	—	3,077,252	—	3,077,252
Issuance of common stock to settle share reset derivative liabilities	2,737,168	274	1,711,731	—	—	1,712,005	—	1,712,005
Other comprehensive income	—	—	—	—	10,781	10,781	—	10,781
Net (loss) income	—	—	—	(7,018,410)	—	(7,018,410)	41,071	(6,977,339)
Balances, as of March 31, 2025	35,505,015	$3,551	24,941,535	$(52,444,509)	$176,788	$(27,322,635)	$1,358,827	$(25,963,808)
Issuance of common stock to extinguish obligations to vendors and lenders under 3a10 plan	10,069,573	1,006	5,410,492	—	—	5,411,498	—	5,411,498
Issuance of common stock to BOD and employees	2,207,222	221	504,912	—	—	505,133	—	505,133
Issuance of common stock in connection with stock subscription	3,658,333	366	804,634	—	—	805,000	—	805,000
Issuance of common stock in connection with the conversion of convertible debt and accrued interest under 3(a)(9) exchange	15,290,930	1,529	7,739,386	—	—	7,740,915	—	7,740,915
Issuance of common stock in connection with acquisition of ATS & SESB	4,900,000	490	3,140,988	—	—	3,141,478	—	3,141,478
Increase in non-controlling interests from business combination	—	—	—	—	—	—	228,520	228,520
Other comprehensive income	—	—	—	—	(43,860)	(43,860)	—	(43,860)
Net (loss) income	—	—	—	(3,544,064)	—	(3,544,064)	137,956	(3,406,108)
Balances, as of June 30, 2025	71,631,073	$7,163	42,541,947	$(55,988,573)	$132,928	$(13,306,535)	$1,725,303	$(11,581,232)
Issuance of common stock in connection with the conversion of convertible debt under 3(a)(9) and settlement of vendor obligations	21,194,562	2,119	868,485	—	—	870,604	—	870,604
Issuance of common stock to BOD and employees	651,087	65	31,750	—	—	31,815	—	31,815
Adjustment in non controlling interests from business combination	—	—	—	—	—	—	2,607	2,607
Issuance of common stock in connection with share exchange agreement to settled accounts payable vendors	1,134,246	113	12,363	—	—	12,476	—	12,476
Other comprehensive income	—	—	—	—	(95,844)	(95,844)	—	(95,844)
Net loss	—	—	—	(1,145,571)	—	(1,145,571)	152,529	(993,042)
Balances, as of September 30, 2025	94,610,968	$9,460	43,454,545	$(57,134,144)	$37,084	$(13,633,055)	$1,880,439	$(11,752,616)

	For the Nine Months Ended September 30, 2024 (restated)
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of - December 31, 2023	1,588,141	159	1,307,065	(22,860,351)	114,624	(21,438,503)	(26,345)	(21,464,848)
Retroactive application of recapitalization	11,750,296	1,175	11,981,109	—	—	11,982,284	—	11,982,284
Balances, as of - December 31, 2023	13,338,437	$1,334	$13,288,174	$(22,860,351)	$114,624	$(9,456,219)	$(26,345)	$(9,482,564)
Stock-based compensation expense	—	—	41	—	—	41	—	41
Other comprehensive income	—	—	—	—	10,518	10,518	—	10,518
Net loss	—	—	—	(2,605,710)	—	(2,605,710)	2,337	(2,603,373)
Balances, as of March 31, 2024	13,338,437	$1,334	$13,288,215	$(25,466,061)	$125,142	$(12,051,370)	$(24,008)	$(12,075,378)
Stock-based compensation expense	—	—	322	—	—	322	—	322
Noncontrolling interest ownership change	—	—	50,931	—	—	50,931	(759)	50,172
Issuance of common stock	5,000	1	34,999	—	—	35,000	—	35,000
Other comprehensive income	—	—	—	—	(128)	(128)	—	(128)
Net loss	—	—	—	(2,206,504)	—	(2,206,504)	(10,782)	(2,217,286)
Balances, as of June 30, 2024	13,343,437	$1,335	$13,374,467	$(27,672,565)	$125,014	$(14,171,749)	$(35,549)	$(14,207,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated
Net loss	$(11,376,489)	$(14,684,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for expected credit loss	777,252	—
Depreciation and amortization expense	640,412	506,848
Amortization of debt discount	133,789	59,937
Stock-based compensation expense	536,948	35,523
ROU amortization on finance leases	60,964	85,540
ROU amortization on operating leases	49,488	84,644
(Gain) Loss on extinguishment of debt	1,714,405	(713,950)
Loss on impairment of intangible assets	—	405,658
Unrealized (gain) loss on fair value measurement of debt	—	1,622,916
Gain on settlement of accounts payable	(194,524)	—
Loss on reposessed vehicle	12,706	—
Bargain purchase gain	(2,486,702)	—
Loss on termination of lease	30,906	—
Gain on forward purchase agreement	—	(1,547,375)
Gain on disposal of property and equipment	(23,500)	—
Other income and expense	905,794	—
Change in fair value of convertible debt	1,893,893	—
Change in fair value of derivative liabilities	526,388	30,919
Change in fair value of forward purchase agreement	971,000	8,123,473
Change in fair value of 3(a)(10) Settlement Agreement (Note 4)	(766,691)	—
Changes in operating assets and liabilities:
Accounts receivable - net	(3,379,767)	(558,307)
Contract asset	(243,439)	343,646
Inventory	65,857	(42,361)
Prepaid expenses and other current assets	(120,135)	(25,949)
Accounts payable	2,051,047	2,722,671
Accrued expenses	(135,436)	1,295,107
Operating lease liabilities	(55,282)	(56,398)
Working capital advances	102,302	(459,241)
Contract liabilities	1,612,284	—
Net cash used in operating activities	(6,696,530)	(2,771,499)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,302)	(58,804)
Proceeds from the sale of property and equipment	23,500	—
Cash received (paid) for noncontrolling interest	559,115	(60,000)
Cash paid for capitalized software development costs	(465,384)	(128,959)
Acquisitons, net of cash acquired	—	699,292
Net cash received from investing activities	108,929	451,529
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the business combination	—	80,094,640
Cash transferred in connection with forward purchase agreement	—	(37,623,601)
Proceeds form the issuance of debt	735,000	5,973,079
Proceeds from the issuance of convertible notes	5,456,000	740,000
Proceeds from Stock Subscription agreement	805,000	—
Proceeds from factoring receivable arrangements	607,586	—
Cash paid for debt issuance cost	—	(788,000)
Payment of deferred offering cost		(1,242,433)
Repayments of debt	(1,262,427)	(1,765,061)
Repayments on convertible notes	(75,000)	(50,000)
Repayment of premium financing obligations	(222,664)	—
Advance from lender	—	574,046
Advance to Monterey Capital Acquisition Corporation	—	(1,933,695)
Proceeds from Forward Purchase agreement	500,000	765,894
Payments from the redemption of preferred stock	—	(41,652,720)
Payment on finance leases	(62,914)	(73,167)
Net cash provided by financing activities	6,480,581	3,018,982
Effect of exchange rate changes on cash and cash equivalents	(87,604)	22,713
Net decrease in cash and cash equivalents	(194,624)	721,725
Cash, beginning of the period	2,407,843	1,160,368
Cash, end of the period	$2,213,219	$1,882,093
Supplemental disclosures of cash flow information:
Cash paid for interest	$120,966	$221,994
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash financing information:
Conversion of preferred stock to common stock	$—	$11,982,284
Conversion of convertible debt to common stock	$—	$3,779,276
Assets and liabilities assumed in connection with the business combination	$—	$38,463,220
Contingent consideration payable incurred in connection with Delivery Circle Acquisition	$—	$2,382,000
Reclasssification of timing of lease payments	$—	$143,697
Recapitalization of ACA noncontrollin interests	$—	$110,931
Fair value of shares issued to settle Claim under 3(a)(10) Settlement Agreement	$8,488,750	$—
Carrying value of accounts payable extinguished with 3(a)(10) Settlement Agreement	$5,278,077	$—
Carrying value of debt extinguished with 3(a)(10) Settlement Agreement	$3,630,000	$—
Fair value of shares issued to settle the share reset derivative liabilities	$1,712,005	$—
Extinguishment of accounts payable through issuance of debt	$250,021	$—
Repossessed vehicle	$39,228	$—
Fair value of shares issued to settle Claim under 3(a)(9) Settlement Agreement	$8,611,519	$—
Extinguishment of derivative liability	$2,648,508	$—
Recognition of non-cash assumption of debt	$2,724,485	$—
Removal of ROU asset and lease liability at lease termination	$42,413	$—
Reclassification of remaining obligation under terminated lease	$59,037	$—
Acquisition of non-controlling interest	$231,127	$—
Shares issued to acquire new subsidiaries	$3,141,478	$—
Financed insurance premium	$336,075	$—
Modification of derivative liability	$2,648,508	$
Deferred offering costs included in accounts payable	$—	$1,297,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

AND 2024 (UNAUDITED)

NOTE 1: ORGANIZATION AND OPERATIONS

ConnectM Technology Solutions, Inc. (the “Company”, “we” and/or “our”), a Delaware corporation, which conducts its operations through its subsidiaries, is a constellation of companies offering solutions to its customers for the (i) decarbonization of homes, critical infrastructure, and businesses through the deployment of energy management as a service offerings, weatherization, HVAC, solar, battery, and EV charging hardware all powered by our proprietary AI-driven energy intelligence platform, (ii) facilitation of business-to-business transportation for products using contracted drivers through its online and mobile last mile local delivery platform, and (iii) management of connected operations using its industrial internet of things (“IIoT”) platform. The Company also provides a managed solutions service offering that includes human resources management, procurement services, omnichannel marketing and lead generation services and access to working capital loans to improve operating efficiencies and enhance profitability. The platforms and software that are used to deliver the solutions harvest data that is transformed into insights that its customers are able to access and use for analysis and action. The Company earns revenue outside the United States from its Owned Service Network and Transportation segments.

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

These condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its controlled subsidiaries over which the Company exercises majority board control; investment in joint ventures, in which the Company shares equal control with its partner, are accounted for under the equity method. Intercompany accounts, transactions, profits and losses have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. These interim consolidated statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, changes in stockholders’ deficit, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024 and 2023, as filed with the SEC on August 4, 2025. The consolidated balance sheets as at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods. Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation.

Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Amendments to Articles of Incorporation or Bylaws: Authorized Shares of Common Stock

On September 25, 2025, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Amendment had the effect of increasing the total number of authorized shares of the Company’s common stock, $0.0001 par value per share, from 100,000,000 to 250,000,000. The Amendment had no effect on the number of authorized shares of preferred stock. Accordingly, following the filing of the Amendment, effective September 25, 2025, the Company’s authorized capital stock consisted of 260,000,000 shares, representing (i) 250,000,000 shares of common stock, and (ii) 10,000,000 shares of preferred stock.

The Amendment was approved by the Company’s Board of Directors on August 13, 2025, and by the Company’s stockholders on September 24, 2025.

Correction of Previously Issued Financial Statements

Management of the Company determined on April 8, 2025, during the preparation of consolidated financial statements for the year ended December 31, 2024, that there were errors that were material to the Company’s previously issued interim consolidated financial statements for the quarterly period ended September 30, 2024 (the “Restated Period”), as included in the Company’s Quarterly Report on Form 10-Q for such period (the “Prior Filing”) and the Prior Filing needs to be restated. The Company’s Prior Filing, as well as any reports related to earnings releases, investor presentations or similar communications of the Company’s Prior Filing, should no longer be relied upon. These matters and the related restatement disclosures were previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and are also referenced in Exhibit 10.7 to this Quarterly Report on Form 10-Q.

Out-of-Period Adjustment

During the quarter ended September 30, 2025, the Company recorded an out of period adjustment amounting to $637,464, resulting in an increase in loss on extinguishment of debt and a corresponding increase in additional paid in capital. The adjustment were made to correct accounting for extinguishment for certain debts & vendor payables in the quarter ended June 30, 2025. The Company has evaluated the impact of this out-of-period adjustment, both quantitatively and qualitatively, and concluded that it is not material to the previously issued unaudited condensed consolidated financial statements and the adjustment is not expected to be material to the consolidated financial statements for the year ending December 31, 2025.

Non-controlling Interest

The portion of equity not owned by the Company in entities controlled and consolidated by the Company are presented as non-controlling interest and classified as a component of consolidated stockholders’ deficit, separate from total stockholders’ deficit on the Company’s consolidated balance sheets. The amount recorded is based on the non-controlling interest holders’ initial investment, adjusted to reflect the non-controlling interest holder’s share of earnings or losses from the Company controlled entity, and any distributions received or additional contributions made by the non-controlling interest holder. Changes to the Company’s ownership that do not result in a loss of control are accounted for as equity transactions.

The earnings or losses from the entity attributable to non-controlling interests are reflected in net income attributable to non-controlling interests on the accompanying consolidated statements of operations and comprehensive loss. All significant intercompany accounts, transactions, and profits and losses were eliminated in consolidation. These unaudited condensed consolidated interim financial statements are presented in United States Dollars (“USD” or $), which is the functional currency of the Company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the accounting policies during the nine months period ended September 30, 2025, as compared to the significant accounting policies described in Note 3 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024 and 2023, as filed with the SEC on August 4, 2025.

Use of estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of financial assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company’s most significant estimates and judgments involve the identification of intangible assets in business combination, valuation of acquired assets and assumed liabilities in a business combination, classification of financial instruments as equity or liability, valuation of equity-

classified and liability-classified financial instruments, the useful lives of long-lived assets, assumptions used in assessing impairment of long-lived assets, valuation of contingent consideration obligations, and the valuation of convertible debt reported at fair value.

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

Impairment of long-lived assets and concentration of risk

The Company assessed its long-lived assets for impairment and concluded that there were no indicators of impairment during the three and nine months ended September 30, 2025 and 2024. Management has evaluated potential concentrations of risk related to its long-lived assets, including dependencies on major customers, vendors, or geographic markets, and does not believe that any such concentrations exist that would subject the Company to material risk.

Business Combination

The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. ASC 805 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Bargain purchase gains arising from business combinations are recognized in other income (expense) within the statement of operations and comprehensive loss in the period of acquisition, in accordance with ASC 805. Determining the fair value of assets acquired, liabilities assumed, and non-controlling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. The results of operations for an acquired business are included in the Company’s consolidated financial statements from the date of acquisition.

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

For the three and nine months ended September 30, 2025 and 2024, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. Conversion features of notes payable may have a variable conversion feature, amending the number of conversion shares based on the market price of the stock. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Given the Company is in a net loss position for the three and nine months ended September 30, 2025 and 2024, there is no difference between basic and diluted net loss per share.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

Options	$473,929
Warrants	13,067,494
Convertible notes payable that convert into common stock	11,340,705
Total	24,882,128

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

In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with Topic 606 and Topic 718. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

NOTE 3: GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2025, the Company had cash of approximately $2,213,000. The Company had a working capital deficit of approximately $21,093,000 September 30, 2025 and incurred a net loss and generated negative cash flow from operating activities of approximately $11,376,000 and $6,697,000 respectively, for the nine months ended September 30, 2025.

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

As of the date of this filing, the Company has not made certain scheduled payments under the SEPA Convertible Note and is therefore in technical default under the agreement. However, Yorkville has not issued a formal notice of default, and the Company remains in ongoing discussions with Yorkville regarding a potential resolution and restructuring of the outstanding obligations. The Company is required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due. As of September 30, 2025, the minimum cash balance required was approximately $2,499,000.

As of the date of this filing, the Company has not made certain scheduled payments and is therefore in technical default under four of the secured promissory notes entered into in June 2024. The total outstanding principal and accrued interest under these notes was approximately $673,000 as of September 30, 2025. However, no formal default notices have been received and the four noteholders have continued to work cooperatively with the Company. Management is engaged in discussions with the noteholders regarding repayment arrangements and believes a mutually satisfactory resolution will be reached.

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

The results of these acquired entities are presented within the Company’s operating segments as follows:

●	CER – reported within the Owned Service Network segment. CER contributed approximately $80,000 of revenue from the acquisition date through September 30, 2025.
●	ATS – reported within the Owned Service Network segment. ATS contributed approximately $840,000 of revenue from the acquisition date through September 30, 2025.
●	SESB – reported within the Owned Service Network segment. SESB had $0 revenue from the acquisition date through September 30, 2025.

Revenues from these acquisitions from their respective acquisition dates through September 30, 2025 were not material to the Company’s consolidated results, and no new revenue recognition policies were required as a result of these acquisitions.

NOTE 5: ACCOUNTS PAYABLE

Accounts payable includes trade payables and accrued vendor obligations. In addition, accounts payable includes credit card payable balances of about $767,000 and $612,000 as of September 30, 2025 and December 31, 2024, respectively.

Accounts Payable Conversion to Common Stocks

During the three months ended September 30, 2025, the Company converted an aggregate of $207,000 of outstanding accounts payable into 1,134,246 shares of common stocks. The conversions were effective pursuant to agreements with vendors and service providers in satisfaction of trade payables.

NOTE 6: OTHER PAYABLE

In January 2025, the Company entered into a settlement agreement and stipulation (the “3(a)(10) Settlement Agreement”) with Last Horizon, LLC (“Last Horizon”), pursuant to which the Company agreed to issue shares of the Company’s common stock to Last Horizon in exchange for the settlement of approximately $8,908,000 (the “Claim”) to resolve outstanding overdue liabilities with a lender and certain of its vendors. The 3(a)(10) Settlement Agreement was subject to a fairness hearing pursuant to Section 3(a)(10) of the Securities Act of 1933 (the “Securities Act”) by the Circuit Court in the Twelfth Judicial Circuit in and for Manatee County, Florida, who held a fairness hearing on January 28, 2025 and granted approval of the 3(a)(10) Settlement Agreement in its order on January 29, 2025 (the “Order”).

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

On January 29, 2025 the Company accounted for the 3(a)(10) Settlement Agreement as an extinguishment of the outstanding obligations and realized a loss on extinguishment of approximately $2,716,000, which is recorded as a component of other income (expense) on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized a new obligation to Last Horizon at fair value at issuance and each subsequent reporting period as there is a variable number of shares that will be issued to settle the fixed dollar amount of the Claim (see Note 10). As of issuance and at September 30, 2025, the fair value of the 3(a)(10) Settlement Agreement was determined to be approximately $11,624,000 and $3,311,000 respectively, and was recorded as other payable on the accompanying condensed consolidated balance sheets.

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

Per the terms of the 3(a)(10) Settlement Agreement, the Company is required to reserve at least 1.5 times the greater of the number of shares that could be issued pursuant to the terms of the Order and reserve at its transfer agent, at a minimum, 10,000,000 shares of the Company’s common stock during the Valuation Period. The shares of the Company’s common stock may only be released once all Claims have been settled. At September 30, 2025, the Company had reserved 255,869 shares of the Company’s common stock for issuance in connection with this 3(a)(10) Settlement Agreement.

During the three months and nine months ended September 30, 2025, the Company issued Nil and 13,744,131 shares of common stock with a fair value of Nil and $8,712,000 as determined by the closing price, to partially settle the obligation owed to Last Horizon. From July 1, 2025 through the date these condensed consolidated financial statements were issued, the Company has not issued any more shares of common stock to settle any portion of the remaining obligation owed to Last Horizon.

NOTE 7: CONVERTIBLE DEBT

2025 Convertible Notes

The Company entered into twenty three convertible note agreements in exchange for aggregate gross proceeds of $5,456,000 during the nine months ended September 30, 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes bear interest at a rate of 20.0% per annum. The 2025 Convertible Notes have maturity dates that range from 30-days to one year from the convertible note issuance date, optional conversion period that ranges from 30 to 210 days, and a conversion price that ranges from $0.25 to $1.15.

A summary of the individual convertible notes is as follows:

Issuance Date	Gross Proceeds	Conversion Price	Conversion Option Period of Exercisability (from issuance date)	Maturity Date (from issuance date)
1/25/2025	$250,000	$1.10	90-days	180-days
1/22/2025	50,000	$1.10	90-days	180-days
1/23/2025	100,000	$1.10	90-days	180-days
1/25/2025	150,000	$1.10	90-days	180-days
1/26/2025	50,000	$1.10	90-days	180-days
1/29/2025	1,000,000	$1.10	90-days	180-days
2/4/2025	150,000	$1.10	90-days	180-days
2/11/2025	50,000	$1.10	90-days	180-days
3/5/2025	200,000	$1.15	90-days	365-days
3/17/2025	250,000	$1.00	30-days	30-days
3/17/2025	250,000	$1.10	30-days	30-days
3/24/2025	30,000	$1.15	90-days	365-days
4/1/2025	100,000	$1.15	90-days	365-days
4/1/2025	150,000	$0.60	90-days	180-days
4/4/2025	20,000	$1.15	90-days	365-days
4/8/2025	100,000	$1.15	90-days	365-days
5/26/2025	156,000	Variable*	180-days	210-days
6/9/2025	500,000	$0.25	210-days	210-days
7/11/2025	500,000	$0.25	210-days	210-days
8/5/2025	200,000	$0.25	210-days	210-days
8/17/2025	200,000	$0.25	210-days	210-days
8/29/2025	500,000	$0.25	210-days	210-days
9/10/2025	500,000	$0.25	210-days	210-days
	$5,456,000

* From issuance until day 180, the Note’s outstanding principal and accrued interest are convertible, at the holder’s option, into common shares at a price equal to 90% of the lowest daily VWAP of the Company’s common stock during the three trading days immediately preceding the conversion date.

The 2025 Convertible Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price. The 2025 Convertible Notes may be prepaid in full or in part by the Company at any time without penalty.

The Company elected the fair value option for the 2025 Convertible Notes and therefore measured the 2025 Convertible Notes at fair value at issuance and each subsequent reporting period, with changes in fair value recognized in earnings. As of issuance and at September 30, 2025, the fair value of the 2025 Convertible Notes was determined to be approximately $5,456,000 and $3,785,000, respectively (see Note 10).

The 2025 Convertible Notes were convertible into 11,340,705 shares of the Company’s common stock on September 30, 2025.

2024 Convertible Notes

During the nine months ended September 30, 2025, the Company extended the maturity dates and the period the conversion option was exercisable for certain convertible notes because of the volatility the Company’s common stock price was experiencing. Further, the Company converted all the 2024 Convertible Notes into the Company’s common stock. This modification was accounted for in accordance with ASC 470, Debt.

The Company extinguished $600,000 and $2,440,000 of outstanding convertible notes through conversion into common stock during the three and nine months ended September 30, 2025 respectively.

NOTE 8: DEBT

Sale of future receipts

In March 2025, the Company entered into a payment agreement to extinguish the balance owed on the September 2024 Sale of Future Receipts (“SFR”) Agreement of approximately $69,000 for a cash payment of $25,000. The Company paid the amount in full during March 2025 and accounted for the payment agreement as an extinguishment of the June 2024 SFR Agreement and recorded approximately $12,000 as a gain on extinguishment on the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

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

On April 28, 2025, in connection with the acquisitions of SESB and ATS, the Company assumed (i) a commercial term loan at ATS with an outstanding balance of approximately $147,000, and (ii) a sales-of-future-receipts (merchant cash advance) obligation at SESB with an outstanding balance of approximately $48,000. These obligations were recognized at fair value as assumed liabilities in the purchase price allocation. As of September 30, 2025, the aggregate outstanding balance was approximately $153,000, all of which is classified as current, reflecting expected remittances within the next 12 months.

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

In August 2025, the Company entered into a Second Amendment to the January 2025 Note (the “Second Amended January 2025 Note”), which extended the maturity date from August 8, 2025 to September 30, 2025 and required payment of an approximately $10,000 forbearance fee to the lender. These seller notes extensions were accounted for as debt modifications under ASC 470.

On October 21, 2025, the Company fully repaid the note with a payment of $153,126, consisting of $149,790 in principal and $3,336 in accrued interest. Following this payment, the note was retired in full and all related obligations were satisfied.

3(a)(9) Debt to Equity Conversion

During the three and nine months ended September 30, 2025, the Company issued 21,194,562 and 36,485,492 shares of common stock with a carrying value of $2,950,000 and $9,225,000 respectively. No cash was paid, and no broker or commission charges were incurred to facilitate these exchanges. During the three and nine months ended September 30, 2025, the Company accounted for the 3(a)(9) debt-to-equity conversion as a debt extinguishment, resulting in a total gain or (loss) of approximately $2,919,000 and ($2,095,000) respectively, as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Purchase Order Financing Facility

On September 18, 2025, County Comfort Services, LLC (“CCS”), a wholly owned subsidiary, entered into a Factoring & Security Agreement to provide purchase-order and accounts-receivable financing of up to $4,000,000. Under the facility, the lender may advance up to 85% of eligible receivables (generally up to 60 days from invoice date) or, for approved purchase orders, up to the cost of product plus shipping prior to invoicing. The facility is secured by a first-priority lien on substantially all of CCS’s accounts receivable and a blanket security interest in other assets, and is guaranteed by the Company.

Interest/fees and repayment terms - For accounts receivable financing, charges accrue at 1.55% for the first 30 days after advance, plus 0.55% for each additional 10-day period thereafter; invoices outstanding more than 60 days incur an additional 1.00% per 10-day period (minimum $25 per invoice). For purchase order (“PO”) financing, charges accrue at 1.625% per 15-day period from the date funds are advanced to the vendor until the related invoice is verified and funded. The agreement includes a 12-month term, minimum annual volume equal to 100% of the facility amount, and standard reporting covenants.

As of September 30, 2025, approximately $607,000 had been advanced under the facility, with accrued interest of less than $100,000.

D&O Insurance Premium Financing

On July 15, 2025, the Company entered into a premium finance agreement with First Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., to finance its directors’ and officers’ liability insurance policies for the July 15, 2025 to July 15, 2026 policy term. The total annual premiums, taxes and fees were $434,500, against which the Company made a down payment of $108,625 and financed the remaining $325,875. The financed amount bears interest at an annual percentage rate of 8.39% and is payable in nine monthly installments of $37,485.87 beginning August 15, 2025. The agreement grants the lender a first-priority security interest in the financed policies and related unearned premiums and gives the lender the right to cancel the policies and apply any return premium to the outstanding balance in the event of default. As of September 30, 2025, after two scheduled installments, the outstanding balance under the premium finance agreement was approximately $255,000. Finance charges related to this agreement is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss within interest expense.

Libertas Settlement and Termination Agreement

On September 24, 2025, we entered into a Settlement and Termination Agreement with Libertas Funding, LLC (“Libertas”), resolving all outstanding obligations under the prior Agreement of Sale of Future Receivables and Debt Conversion Agreement. Libertas terminated its senior secured lien and released all related financing statements and security interests. We acknowledged a remaining principal balance of approximately $3,100,000 and agreed to a structured repayment plan providing for initial weekly payments followed by bi-monthly installments beginning in October 2025, with stepped increases tied to our planned uplisting. The agreement also provides us the right to redeem 1,557,796 shares of our common stock held by Libertas for nominal consideration following full repayment. The settlement eliminated the derivative features, and the obligation is presented as debt measured at amortized cost from the settlement date. (See Note 9 for derivative derecognition.)

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

Forward Purchase Agreement: On April 2, 2025, the Company entered into a mutual termination agreement with Meteora Capital Partners, LP (“Meteora”) to terminate the Amended 2024 FPA (the “FPA Termination Agreement”) in exchange for termination consideration of $500,000. Pursuant to the FPA Termination Agreement, the 1,618,948 shares of the Company’s common stock that Meteora held as of the termination date of April 2, 2025 were deemed free and clear of all obligations, the number of Recycled Shares was equal to zero, and the Prepayment Shortfall was deemed to be zero. The Company received termination consideration of $500,000 from Meteora in April 2025.

Libertas Settlement and Termination Agreement: On September 24, 2025, we executed a Settlement and Termination Agreement with Libertas that terminated the derivative features under the prior Agreement of Sale of Future Receivables and Debt Conversion Agreement. As a result, the related derivative liability was derecognized and a new debt was established with present value of approximately $ 2,648,508. The Company recognized a loss on derecognition of the derivative liability amounting to approximately $75,000. See Note 8 for the structured repayment schedule, remaining principal of approximately $3,100,000, lien releases, and other terms. following full repayment of the debt. The settlement eliminated all prior claims between the parties and restored full ownership control of the related equity securities to the Company’s shareholders.

NOTE 10: FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of September 30, 2025:

	Level I	Level II	Level III	Total
Assets
Forward purchase agreement	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$395,619	$395,619
3(a)(10) Settlement Agreement	—	—	3,311,000	3,311,000
Contingent consideration *	—	—	434,174	434,174
Convertible debt	—	—	7,006,545	7,006,545
Total liabilities	$—	$—	$11,147,338	$11,147,338

*A portion of contingent consideration totaling $1,151,848 that was recognized on the balance sheet as of September 30, 2025 has crystallized. Because it is no longer subject to fair value measurement, it is excluded from the table above.

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

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the nine months period ended September 30, 2025.

The following table provides a reconciliation of our assets and liabilities measured at fair value using Level 3 inputs:

	Forward Purchase Agreement	Derivative liabilities	3(a)(10) Settlement Agreement	Contingent consideration *	Convertible debt
Balance, December 31, 2024	$1,471,000	$(4,229,478)	$—	$(434,174)	$(8,542,323)
Cash payment/(receipt)	(500,000)	—	—	—	75,000
Issuances	—	—	(11,624,000)	—	(5,456,000)
Settlement through issuance of Company's common stock	—	4,360,247	7,546,309	—	8,810,671
Change in fair value	(971,000)	(526,388)	766,691	—	(1,893,893)
Ending balance, September 30, 2025	$—	$(395,619)	$(3,311,000)	$(434,174)	$(7,006,545)

Convertible Notes Payable

The Company’s carrying value and fair value for the convertible notes payable for which the Company elected the fair value option is as follows.

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Convertible Notes	$—	$—	$2,440,000	$2,547,209
2025 Convertible Notes	3,106,000	3,784,545	—	—
Assumed 2024 Note	—	—	3,630,000	3,630,000
SEPA Convertible Note	2,225,000	3,222,000	2,500,000	2,365,114
	$5,331,000	$7,006,545	$8,570,000	$8,542,323

The change in fair value on convertible debt resulted in a loss of approximately $1,064,000 and $1,894,000 for the three and nine months ended September 30, 2025, respectively, which was recorded as a component of other income (expense) on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

2024 Convertible Notes and 2025 Convertible Notes

The 2024 Convertible Notes and 2025 Convertible Notes are re-measured to fair value each reporting period using the following relevant assumptions:

	September 30, 2025	December 31, 2024
Discount rate	20.0%	20.0%
Probability of conversion at maturity scenario	30.0 - 100.0%	70.0 - 100.0%
Probability of voluntary conversion scenario	0.0 - 70.0%	0.0 - 30.0%
Remaining term for conversion at maturity scenario	0.01 - 0.52 years	0.01 - 0.28 years
Remaining term for voluntary conversion scenario	0.01 - 0.52 years	0.01 - 0.03 years

SEPA Convertible Note

The fair value of the SEPA Convertible Note was determined utilizing a Monte Carlo simulation considering the following relevant assumptions:

	September 30, 2025	December 31, 2024
Remaining term	0.21 years	0.97 years
Volatility	77.0%	88.0%
Risk-free rate	4.1%	4.3%
Drift term	4.0%	4.2%
Conversion price for payments to be made through issuance of Company's common stock	$0.14	$0.41
Payments to be made through issuance of shares of Company's common stock	91.2%	11.1%
Payments to be made in cash	8.8%	88.9%

Forward Purchase Agreement

On April 2, 2025, the Company entered into a mutual termination agreement with Meteora to terminate the Amended 2024 FPA (the “FPA Termination Agreement”) in exchange for termination consideration of $500,000. Pursuant to the FPA Termination Agreement, the 1,618,948  shares of the Company’s common stock that Meteora held as of the termination date of April 2, 2025 were deemed free and clear of all obligations, the number of Recycled Shares was equal to zero, and the Prepayment Shortfall was deemed to be zero. The Company received termination consideration of $500,000 from Meteora in April 2025.

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

3(a)(10) Settlement Agreement

The change in fair value on the remaining obligation owed under the 3(a)(10) Settlement Agreement (see Note 4) resulted in a loss of $149,000 and $767,000 for the three months and nine months ended September 30, 2025, which was recorded as a component of other income (expense) on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value of the 3(a)(10) Settlement Agreement was determined utilizing a Monte Carlo simulation to forecast the Company’s share price through the last share issuance date, considering the following relevant assumptions at the date of issuance and each subsequent reporting period as follows:

	September 30, 2025	January 28, 2025
Price per share of Company’s common stock	$0.29	$1.09
Equity volatility	78.0%	88.0%
Remaining term	0.25 year	0.63 year
Risk-fee rate	4.0%	4.2%
Drift term	3.90%	4.1%

Contingent consideration obligation

During the three and nine months ended September 30, 2025 there was no change in fair value of the contingent consideration obligation and its underlying assumptions.

Derivative Liabilities

The change in fair value on derivative liabilities resulted in a loss of approximately $18,000 and $526,000 for the three and nine months ended September 30, 2025, which was recorded as a component of other income on the accompanying unaudited condensed consolidated statements of operation and comprehensive loss.

Debt conversion share adjustment obligations: The fair value of the derivative liabilities issued in connection with the September 2024 debt conversion agreements were determined using Monte Carlo simulations considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	September 30, 2025	December 31, 2024
Price per share of Company's common stock	$0.29	$1.21
Equity volatility	65.0 - 74.0%	92.0 - 93.0%
Forecasted per share of Company's common stock - Reset Date	$0.29	$1.12
Risk-fee rate - Reset Date	4.2%	4.4%
Drift term - Reset Date	4.1%	4.3%
Forecasted five day VWAP per share of Company's common stock - First Reset Date	$0.21	$0.96
Remaining term - Second Reset Date	0.08 year	1.04 year
Forecasted five day VWAP per share of Company's common stock - Second Reset Date	$0.21	$0.81

SEPA Derivative Liability: The fair value of the SEPA Derivative Liability was determined using a Monte Carlo simulation considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

	September 30, 2025	December 31, 2024
Remaining term	0.21 years	0.97 years
Volatility	77.0%	88.0%
Risk-free rate	4.1%	4.3%
Drift term	4.0%	4.2%
Conversion price for payments to be made through issuance of Company's common stock	$0.14	$0.41
Prepayment premium	107.0%	107.0%

Shares to be issued at settlement of derivative liabilities

The shares of the Company’s common stock to be issued in settlement of the above derivative liabilities are dependent on the share price at a future date and, as such, cannot be exactly determined as of September 30, 2025. Accordingly, an estimate has been made using the option pricing model to determine the liability value.

NOTE 11: RELATED PARTY TRANSACTIONS

Certain Relationships and Related Person Transactions

The following is a description of certain relationships and transactions that exist or have existed or that the Company has entered into, in each case since January 1, 2024, with its directors, executive officers, or stockholders who are known to the Company to beneficially own more than ten percent of its voting securities and their respective affiliates and immediate family members.

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

In connection with the conversion agreement, the Sponsor of MCAC received a one-time share reset adjustment that was settled during the quarter ended March 31, 2025 through the issuance of 205,949 shares of the Company’s common stock (see Note 7). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment was approximately $158,000 and was included as a component of derivative liabilities on the accompanying consolidated balance sheets. As of June 30, 2025, the derivative liabilities associated with the reset adjustment were settled in full. For the three and nine months ended September 30, 2025, the Company recorded a change in fair value on these derivative liabilities of $0 and $30,000 respectively, which was included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

Avanti Notes

In September 2016, the Company entered into an unsecured promissory note with a company owned by the Company’s Chief Executive Officer (the “Related Party Lender”) for an original principal sum of about $248,000 at September 30, 2016 (the “2016 Promissory Note”). The principal balance of the note as of September 30, 2025 and December 31, 2024 are about $83,000 and $83,500 respectively. The note bears annual interest of 14.0%. The note does not have a maturity date, and the full note balance is to be paid over time in amounts determined by the Company.

In July 2024, the Company borrowed an additional amount of about $93,000 from the Related Party Lender (the “2024 Promissory Note”). The loan bears interest at 14.0% and matures in July 2031. The principal and accrued interest is due in full at maturity.

Total interest expense recognized on the promissory notes with the Related Party Lender was approximately $6,300 and $18,200 for the three and nine months ended September 30, 2025, respectively, compared to approximately $2,850 and $11,760 for the three and nine months ended September 30, 2024.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal and regulatory proceedings

The Company is subject to various routine litigation, legal proceedings, and regulatory matters that arise in the ordinary course of its business. The Company reviews its lawsuits, regulatory matters, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies applicable accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements.

The Company’s assessment involves significant judgment, given the varying stages of proceedings and the related uncertainty of potential outcomes. In making determinations, the Company considers factors including, but not limited to, the nature of the claims, experience with similar matters, jurisdiction, input from outside counsel, likelihood of alternative resolution, current status, and damages sought or demands made. Estimates may change from time to time, and actual losses could differ from current estimates. As of September 30, 2025 and December 31, 2024, there are no matters for which a reserve is required.

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

The ConnectM subsidiaries successfully moved to compel arbitration and asserted counterclaims against the Plaintiffs for breach of contract, fraudulent inducement, fraudulent misrepresentation, negligent misrepresentation, and unjust enrichment in connection with the underlying sale.

In September 2025, the arbitrator issued a ruling adverse to the ConnectM subsidiaries, finding in favor of the Plaintiffs on certain claims related to the purchase agreements and related obligations. The ConnectM subsidiaries have filed post-arbitration motions. ConnectM and its subsidiaries are evaluating their legal options, including potentially seeking judicial relief from the arbitration award, and have taken a reserve of $880,000.

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

NOTE 13: EMPLOYEE RETENTION CREDIT (ERC)

During the three and nine months ended September 30, 2025, the Company received approval from the Internal Revenue Service for ERC claims of approximately $365,000 and $645,000. The Company recognized $224,000 and $536,000 net of service fees, within other income (expense), net for the three and nine months ended September 30, 2025, respectively. No ERC credits were received or recognized in the comparable three and nine months ended September 30, 2024.

NOTE 14: REVENUES

The following table summarizes disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$7,979,167	$4,074,219	$23,968,124	$13,747,940
India	727,875	1,923,484	$2,238,752	2,632,794

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Contract Assets

Contract assets consist of work in process for unrecognized revenue. The following table summarizes the contract asset activity for the nine months ended September 30, 2025

Balance as of December 31, 2024	$206,750
Net change during the nine months ended September 30, 2025	243,439
Balance as of September 30, 2025	$450,189

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

Our tax rate for the three and nine months ended September 30, 2025 of 21% was in line with the federal statutory rate of 21% and overall was impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

While our tax rate for the three and nine months ended September 30, 2024 of 21% was in line with the federal statutory rate of 21%, it was overall impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

For the three and nine months ended September 30, 2025 and 2024, the Company recorded no income tax expense (benefit), respectively, due to the generation of net operating losses, the benefits of which have been fully reserved.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carry forwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2024 and September 30, 2025, the Company has maintained a full valuation allowance against its net deferred tax assets.

NOTE 16: INVENTORY

Inventories: Inventories consist of parts and finished goods. Parts primarily consist of manufacturing hardware, wiring, and piping. Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Parts	$298,809	$164,131
Finished Goods	180,291	386,564
Total	$479,100	$550,695

NOTE 17: REPORTABLE SEGMENTS

The Company’s operations are organized into four reporting segments: Owned Service Network, Managed Solutions, Logistics and Transportation. The structure is designed to allow the Company to evaluate the performance of its different solutions offerings, provide improved service and drive future growth in a cost-efficient manner.

Selected information by reportable segment is presented in the following tables:

	Three Months Ended September 30, 2025
	Owned Service Network		Managed Solutions		Logistics		Transportation		Corporate	Total
Revenues	$4,547,965	-	$455,399	-	$3,153,425	-	$550,253	-	$—	$8,707,042
Cost of revenue	2,875,696	-	350,842	-	2,388,742	-	217,149	-	—	5,832,429
Selling, general and administrative expenses	—	-	—	-	—	-	—	-	—	—
Facility costs	91,650	-	12,725	-	—	-	12,940	-	1,009	118,324
Insurance expenses	63,868	-	8,905	-	15,295	-	190	-	110,975	199,232
Marketing expenses	49,997	-	28,019	-	916	-	(1)	-	(71,433)	7,497
Operational expenses	1,372,194	-	462,988	-	138,206	-	100,400	-	759,450	2,833,238
Compensation and related benefits	907,548	-	96,530	-	326,096	-	22,263	-	674,352	2,026,788
Travel & entertainment	42,001	-	(12,233)	-	10,681	-	32,144	-	3,666	76,259
Vehicle expenses	136,583	-	14,168	-	—	-	80	-	5,818	156,648
Depreciation	156,519	-	(19,856)	-	—	-	11,205	-	22,552	170,419
Amortization	55,482	-	3,071	-	44,057	-	—	-	322	102,932
Total selling, general and administrative expenses	2,875,841		594,315		535,251		179,221		1,506,710	5,691,338
Loss on impairment	—		—		—		—		—	—
(Loss) income from operations	(1,203,573)		(489,758)		229,432		153,883		(1,506,710)	(2,816,725)
Other (expense) income, net	(2,266,649)		—		5,494		2,440,995		1,643,844	1,823,683
Net (loss) income	$(3,470,222)		$(489,758)		$234,926		$2,594,878		$137,134	$(993,042)
Total assets	$14,702,572		$978,617		$3,773,016		$2,079,487		$552,730	$22,086,422
Capital expenditures	$3,037		$—		$—		$—		$—	$3,037

	Three Months Ended September 30, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$2,666,458	1,407,761	—	1,923,484	—	5,997,703
Cost of revenue	1,775,169	862,802	—	1,562,380	—	4,200,351
Selling, general and administrative expenses						—
Facility costs	44,547	61,598	—	5,940	2,818	114,902
Insurance expenses	87,330	55,599	—	267	126,483	269,678
Marketing expenses	19,218	32,451	—	3,415	1,279,617	1,334,701
Operational expenses	170,169	(422,460)	—	211,006	842,332	801,046
Compensation and related benefits	298,285	230,115	—	214,559	768,464	1,511,422
Travel & entertainment	13,480	3,194	—	11,488	6,110	34,272
Vehicle expenses	45,033	29,550	—	—	54,373	128,956
Depreciation	4,332	—	—	(15,351)	2,531	(8,488)
Amortization	121,587	—	—	32,746	(10,135)	144,198
Total selling, general and administrative expenses	803,981	(9,954)	—	464,069	3,072,592	4,330,688
Loss on impairment	—	—	—	—	—	—
Loss from operations	87,308	554,913	—	(102,965)	(3,072,592)	(2,533,335)
Other (expense) income, net	—	—	—	—	(7,330,806)	(7,330,806)
Net (loss) income	$87,308	$554,913	$—	$(102,965)	$(10,403,398)	$(9,864,141)
Total assets	$4,937,775	$605,954	$—	$4,033,623	$3,976,278	$13,553,630
Capital expenditures	$48,657	$—	$—	$—	$—	$48,657

	Nine Months Ended September 30, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$13,240,732	2,820,718	8,565,638	1,579,788	—	$26,206,876
Cost of revenue	7,641,098	2,087,220	6,560,303	1,057,032	—	17,345,653
Selling, general and administrative expenses						—
Facility costs	155,466	130,831	—	46,814	10,710	343,821
Insurance expenses	207,333	42,798	41,549	589	323,923	616,192
Marketing expenses	1,924,225	135,147	—	1,282	809,878	2,870,531
Operational expenses	2,654,310	937	351,476	237,755	3,723,990	6,968,468
Compensation and related benefits	3,118,153	896,838	880,404	101,431	1,089,822	6,086,647
Travel & entertainment	64,728	3,358	36,099	43,524	102,886	250,595
Vehicle expenses	356,551	120,865	—	80	16,512	494,008
Depreciation	317,561	—	—	34,026	28,933	380,520
Amortization	136,834	3,071	119,021	—	966	259,892
Total selling, general and administrative expenses	8,935,161	1,333,845	1,428,549	465,501	6,107,620	18,270,674
Loss on impairment	—	—	—	—	—	—
(Loss) income from operations	(3,335,527)	(600,347)	576,786	57,255	(6,107,620)	(9,409,451)
Other (expense) income, net	405,692	—	16,509	2,407,462	(4,796,700)	(1,967,038)
Net (loss) income	$(2,929,835)	$(600,347)	$593,295	$2,464,717	$(10,904,320)	$(11,376,489)
Total assets	$14,702,572	$978,617	$3,773,016	$2,079,487	$552,730	$22,086,422
Capital expenditures	$8,302	$—	$—	$—	$—	$8,302

	Nine Months Ended September 30, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
Revenues	$9,450,969	4,272,261	—	2,657,504	—	$16,380,734
Cost of revenue	6,084,298	2,870,583	—	2,055,059	—	11,009,940
Selling, general and administrative expenses
Facility costs	147,446	211,308	—	15,022	(17,436)	356,340
Insurance expenses	202,527	201,211	—	679	216,376	620,793
Marketing expenses	145,789	63,528	—	5,564	1,336,576	1,551,457
Operational expenses	511,866	(1,009,570)	—	437,686	1,726,464	1,666,445
Compensation and related benefits	1,825,668	1,160,187	—	407,721	1,778,530	5,172,105
Travel & entertainment	48,786	10,089	—	22,438	23,419	104,732
Vehicle expenses	168,467	99,988	—	—	158,450	426,905
Depreciation	150,268	—	—	5,242	32,048	187,558
Amortization	228,382	—	—	36,262	11,526	276,170
Total selling, general and administrative expenses	3,429,199	736,741	—	930,613	5,265,952	10,362,504
Loss on impairment	405,658	—	—	—	—	405,658
Loss from operations	(468,186)	664,937	—	(328,168)	(5,265,952)	(5,397,368)
Other (expense) income, net	—	—	—	—	(9,287,432)	(9,287,432)
Net (loss) income	$(468,186)	$664,937	$—	$(328,168)	$(14,553,384)	$(14,684,800)
Total assets	$4,937,775	$605,954	$—	$4,033,623	$3,976,278	$13,553,630
Capital expenditures	$58,804	$—	$—	$—	$—	$58,804

As of September 30, 2025 and December 31, 2024 the Company’s total assets located outside the United States were approximately $2,079,000 and $1,260,000, respectively. For the three and nine months ended September 30, 2025, two customers represented more than 10% of total company revenue and for the three and nine months ended September 30, 2024, no single customer represented more than 10% of total company revenue.

The following tables summarize disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Three Months Ended September 30, 2025
	Owned Service Network		Managed Solutions		Logistics		Transportation		Corporate	Total
United States	$4,370,343	-	$455,399	-	$3,153,425	-	$—	-	$—	$7,979,167
Other	177,622	-	—	-	—	-	550,253	-	—	727,875
Total	$4,547,965		$455,399		$3,153,425		$550,253		$—	$8,707,042

	Three Months Ended September 30, 2024
	Owned Service Network		Managed Solutions		Logistics		Transportation			Corporate	Total
United States	$2,666,458	-	$1,407,761	-	$—	-		$—	-	$—	$4,074,219
Other	—	-	—	-	—	-	-	1,923,484	-	—	1,923,484
Total	$2,666,458		$1,407,761		$—			$1,923,484		—	$5,997,703

	Nine Months Ended September 30, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
United States	$12,581,768	$2,820,718	$8,565,638	$—	$—	$23,968,124
Other	658,964	—	—	1,579,788	—	2,238,752
Total	$13,240,732	$2,820,718	$8,565,638	$1,579,788	$—	$26,206,876

	Nine months ended September 30, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Corporate	Total
United States	$9,450,969	$4,272,261	$—	$24,710	$—	$13,747,940
Other	—	—	—	2,632,794	—	2,632,794
Total	$9,450,969	$4,272,261	$—	$2,657,504	—	$16,380,734

NOTE 18: STOCK-BASED COMPENSATION

During the nine months ended September 30, 2025, the Company issued 585,000 shares of our common stock to certain advisers with a fair value of approximately $133,000, as determined on the issuance date using the reported closing share price. Further, the Company issued 2,273,309 shares of our common stock to its directors and employees as consideration for past services performed with a fair value of approximately $404,000, as determined on the issuance date using the reported closing share price. The stock awards issued to date have been one-time grants made without any associated vesting requirements.

NOTE 19: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2025 through the date these interim financial statements were issued, in accordance with ASC 855, Subsequent Events. No events were identified that require adjustment to the accompanying financial statements. All subsequent events identified are non-recognized subsequent events.

Convertible Debt Exchange

From October 1, 2025 through date of this filing, a total of $370,000 in outstanding convertible notes were exchanged for 2,503,201 shares of our common stock pursuant to the exemption from registration provided under Rule 144 and Section 3(a)(9) of the Securities Act of 1933, as amended.

Convertible Notes – Q4 2025

On October 6, 2025, the Company entered into one convertible note agreement in exchange for aggregate gross proceeds of $250,000 with one lender. The Q4 Convertible Note bears interest at a rate of 20.0% per annum and matures 210 days from the agreement date. The Q4 2025 Convertible Note is convertible any time before the maturity date at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price.

On October 23, 2025, the Company entered into a funding agreement with an investment fund, pursuant to which we issued a convertible promissory note in the principal amount of $275,000. The note included a 10% original issue discount, resulting in net proceeds of $250,000, and carries a one-time interest charge of 10%. The note matures 12 months from issuance and provides monthly amortization payments beginning 180 days after the issue date, with the right to prepay without penalty on the schedule set forth in the note. After the 180-day period (or earlier upon an event of default), the holder may convert all or a portion of the outstanding balance into shares of our common stock at a conversion price equal to 75% of the lowest closing bid price during the 15 trading days immediately prior to the conversion date. In connection with the note, we delivered irrevocable instructions to our transfer agent to reserve a sufficient number of shares of our common stock (initially 5,723,214 shares, subject to increase) to ensure that adequate shares are available for any future conversions under the note. The proceeds are being used for working capital and general corporate purposes.

Business Loans and Line of Credit – Q4 2025

In October 2025, the Company entered into a new funding relationship with a lender, pursuant to which the Company received two separate unsecured loans totaling approximately $390,000. On October 1, 2025, the Company issued a promissory note in the principal amount of $230,160 with an original issue discount of $24,660 and a one-time interest charge of 12%, maturing on July 30, 2026. On October 7, 2025, we issued a second promissory note in the principal amount of $160,160 with an original issue discount of $17,160, also carrying a 12% one-time interest charge and maturing on August 15, 2026. Both loans are unsecured and permit early repayment without penalty. The funding provides the Company with additional working capital flexibility to support growth initiatives, including technology integration and acquisition-related activities.

On October 23, 2025, the Company entered into a Business Loan and Security Agreement with a lender, under which the Company received total funding of $250,000. The agreement provides for repayment through weekly remittances based on a fixed percentage of our receivables until the total specified payback amount is satisfied. The funding is unsecured and does not carry traditional interest; instead, repayment is structured as a sale of a portion of future receivables at a discount. The proceeds from this financing are being used for working capital and general corporate purposes, including operating cash flow management and near-term growth initiatives.

On October 27, 2025, the Company entered into a Business Line of Credit Agreement with a lender, providing the Company with borrowing capacity of up to $43,100. As of the filing date, the Company had drawn $42,000 under the line of credit. In accordance with the agreement, the outstanding balance will be repaid in twelve equal monthly installments.

On November 7, 2025, the Company entered into a Revenue Purchase and Sale of Future Receivable Agreements with two lenders, under which the Company received total funding of $210,000. The agreements provide for repayment through weekly remittances based on a fixed percentage of our receivables until the total specified payback amount is satisfied. The funding is unsecured and does not carry traditional interest; instead, repayment is structured as a sale of a portion of future receivables at a discount. The proceeds from these financings are being used for working capital and general corporate purposes, including operating cash flow management and near-term growth initiatives.

On November 13, 2025, the Company entered into a Sale of Future Receivable Agreements with a lender, under which the Company received total funding of $150,000. The agreement provides for repayment through weekly remittances based on a fixed percentage of our receivables until the total specified payback amount is satisfied. The funding is unsecured and does not carry traditional interest; instead, repayment is structured as a sale of a portion of future receivables at a discount. The proceeds from this financing are being used for working capital and general corporate purposes, including operating cash flow management and near-term growth initiatives.

Formation of Keen Labs

On October 27, 2025, we announced the formation of Keen Labs Operations, LLC (“Keen Labs”), a wholly owned subsidiary established to consolidate and expand our AI and technology operations. Keen Labs serves as our dedicated technology and innovation arm, housing all of our AI, industrial IoT, battery systems, and distributed energy platforms and products. The subsidiary provides a focused structure to accelerate product development, improve capital efficiency, and pursue both organic and acquisition-driven growth across the energy transition, logistics, and mobility sectors.

Keen Labs builds on the strong foundation of our existing technology operations, which have demonstrated substantial revenue and margin growth over the past several years. The subsidiary is expected to serve as the central platform for future technology development and strategic partnerships, enabling us to strengthen our leadership position in AI-powered electrification and the modern energy economy. As of the date of this filing, Keen Labs is a development-stage entity and there are no significant operations at the entity.

Acquisition of Amperics

On November 3, 2025, we entered into an Asset Purchase Agreement with Amperics Holdings LLC and its parent, Amperics Inc. (together, “Amperics”), pursuant to which we acquired substantially all assets used in Amperics’ nanotechnology-based energy-storage business and assumed certain specified liabilities (the “Acquisition”). We obtained control upon execution and closing of the Asset Purchase Agreement and the related Bill of Sale and Assignment and Assumption Agreement.

Consideration and ownership acquired - The consideration consisted of 2,700,000 shares of our common stock issued to the seller; no cash consideration was paid. Because the transaction was structured as an asset purchase, we did not acquire voting equity interests of an acquiree entity, and therefore a percentage ownership disclosure is not applicable.

Contingent consideration - The Asset Purchase Agreement does not provide for earn-outs or other contingent consideration. The only potential adjustment is a mechanical equitable adjustment for stock splits occurring between signing and closing.

Major classes of assets acquired - The acquired assets include (i) contracts designated as “Assumed Contracts,” (ii) specified Amperics intellectual property (including patents, inventions, know-how, software, technical documentation, and related IP rights), (iii) books and records (including data, designs, and customer and supplier information), and (iv) goodwill of the business.

Liabilities assumed/excluded - We assumed only (i) post-closing obligations under the Assumed Contracts and (ii) post-closing obligations relating to the Assigned Intellectual Property. All other liabilities, including pre-closing obligations, taxes, indebtedness, employee or benefit obligations, and other excluded liabilities remain with the sellers.

The acquired technology has been integrated into Keen Labs, our AI and technology subsidiary. We are evaluating the transaction under ASC 805, including the identification and measurement of identifiable intangible assets and goodwill, and expect to finalize the purchase accounting within the measurement period. Management is also assessing potential segment reporting changes, if any, arising from the Acquisition.

Acquisition of Geo Impex

On November 3, 2025, we entered into an Exchange and Acquisition Agreement pursuant to which (i) Geo Impex LLC agreed to transfer 100% of the membership interests of Global Impex LLC to us in exchange for newly issued shares of our common stock, and (ii) our wholly owned subsidiary, ConnectM India Pvt. Ltd., agreed to acquire additional shares of Geo Impex & Logistics Private Limited (“Geo Impex India”) from a third party in exchange for a promissory note. We obtained control at closing through the execution and consummation of this agreement and related transfer instruments. Through this strategic acquisition, ConnectM expands its presence in India’s fast-growing infrastructure sector and establishes a new business vertical under Keen Labs, the Company’s AI and technology subsidiary housing its connected-energy and IIoT platforms.

Consideration and ownership acquired - At closing, we issued 33,300,000 shares of our common stock to the seller of Global Impex LLC, and ConnectM India issued a promissory note with an initial principal amount of $788,900 to the selling shareholder of Geo Impex India. Following completion of these steps, we beneficially own approximately 86.22% of the voting equity interests of Geo Impex India and have the right to appoint a majority of its board and officers.

Contingent consideration - The agreement does not provide for earn-outs or other contingent consideration. The number of shares issued to acquire Global Impex LLC is subject only to equitable adjustment for stock splits occurring between signing and closing. The $788,900 note is fixed-principal and does not include price-protection or similar variable features.

Major classes of assets and liabilities - The principal asset underlying the acquisition is Geo Impex India’s landholding of approximately 76 acres near Chatrapur, Odisha, India (approximately 700 meters from the Chatrapur Railway Station and about 5 kilometers from Gopalpur Port), together with related entitlements and approvals for development of a multimodal logistics park and an AI-enabled data-center campus. The acquired asset base also includes associated permits, records and other rights customary for the operation and development of the site. We are evaluating the existence and measurement of any assumed or retained liabilities (including any loans or obligations at the target level) in connection with purchase accounting; the final classification of assumed versus excluded liabilities will be determined during the measurement period.

Significance and reporting - Based on a preliminary assessment under U.S. GAAP and Regulation S-X Rule 1-02(w), management expects this to be a significant acquisition due primarily to the size of the underlying land asset and related development rights. We are completing the investment, asset and income significance tests and, if required, will provide the financial statements and pro forma information pursuant to Rule 3-05 and Article 11 in the applicable SEC filings. Management is also assessing potential segment reporting changes, if any, arising from the acquisition.

Accounting - The transaction will be accounted for as a business combination under ASC 805. The initial allocation of purchase consideration to identifiable assets (including land and related rights) and liabilities is in process and will be finalized within the measurement period. Management is also assessing potential segment reporting changes, if any, arising from the acquisition.

Greentech Renewables Heat Pump Distribution Deal

On November 10, 2025, the Company announced it had entered into a distribution agreement with Greentech Renewables (“Greentech”), a U.S. distributor of solar and electrical products, for the sale and distribution of the Company’s Keen-branded high-efficiency heat pumps and related smart controls. The agreement is intended to expand the Company’s distribution reach across Greentech’s national contractor network and support broader adoption of the Company’s heat-pump technology developed by its subsidiary, Keen Labs.

Initial order - In connection with the agreement, Greentech placed an initial purchase order totaling approximately $1,700,000, covering indoor/outdoor hyper-heat units, multizone outdoor units, thermostats, and electric heat kits.

Expected impact and accounting - We expect this arrangement to contribute to future sales growth in our Home and Building Electrification segment beginning in 2026. We will evaluate the accounting implications under ASC 606 as product deliveries occur, including the timing of revenue recognition, variable consideration (if any), and principal-versus-agent considerations, and will recognize revenue upon transfer of control to Greentech under the contractual shipping terms.

SEPA Convertible Note

As of the date of this filing, we had not made certain scheduled payments under the SEPA Convertible Note and had not made all SEC filings on a timely basis, which constituted events of default under the note. However, Yorkville has not delivered a formal notice of default, and we remain in active discussions with Yorkville regarding a potential resolution and restructuring of the remaining obligations. On October 1, 2025, Yorkville elected to convert a portion of the outstanding balance under Note No. CNTM-1 into shares of our common stock, converting approximately $177,248 of principal and accrued interest into 1,249,983 shares, thereby reducing the outstanding principal balance under the SEPA Convertible Note. The note requires us to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three installment payments due under the note. As of September 30, 2025, the minimum cash balance required under the terms of the SEPA Convertible Note was approximately $2,499,000 We intend to continue working with Yorkville to align the payment and conversion schedule with our near-term liquidity and capital-raising plans.

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

Executive Overview

ConnectM (the “Company”, “we” and/or “our”) is a Delaware corporation headquartered in Marlborough, Massachusetts. On July 12, 2024 (the “Closing Date”), Monterey Capital Acquisition Corporation (“MCAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectM Technology Solutions, Inc. (“Legacy ConnectM”) in which MCAC acquired all of the issued and outstanding shares of common stock from Legacy ConnectM shareholders (the “Business Combination”) in exchange for 14,500,000 shares of MCAC’s common stock. On the Closing Date, MCAC changed its name to ConnectM Technology Solutions, Inc (“ConnectM”) and we became a publicly listed company.

ConnectM is a constellation of technology-driven businesses powering the modern energy economy. Through its four reportable business segments—Owned Service Network, Managed Solutions, Transportation, and Logistics—the Company delivers AI-powered electrification, distributed-energy, last-mile delivery, and industrial IoT solutions to customers worldwide.

At its core, ConnectM operates an AI-driven Energy Intelligence Network (“EIN”), a proprietary data and intelligence platform that monitors, analyzes, and optimizes connected assets throughout their lifecycle. The EIN platform continuously collects anonymized performance and usage data from residential, commercial, and transportation assets to train and refine ConnectM’s proprietary predictive AI models, enabling measurable efficiency gains and cost reductions for customers across industries.

The EIN platform integrates across multiple verticals:

●	Owned Service Network – Electrification and HVAC service providers delivering energy-efficient installations and long-term performance monitoring to end-users;
●	Managed Solutions – Third-party service providers using ConnectM’s AI and back-office platform under managed service agreements;
●	Transportation – Primarily India-based EV fleet management and battery diagnostics operations serving OEMs and mobility companies; and
●	Logistics – DeliveryCircle, LLC, a U.S.-based subsidiary offering AI-enabled dispatch, route optimization, and sortation services within the last-mile delivery sector.
●	Collectively, these businesses are interconnected through ConnectM’s data infrastructure, which enables predictive maintenance, energy optimization, and operational efficiency across the energy and logistics ecosystems.

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

During the nine months ended September 30, 2025, 2,737,168 shares of our common stock were issued in connection with the share reset derivative liabilities.

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

During April 2025 and May 2025, the Company entered into twenty-five note exchange agreements with twelve of its lenders under which sixteen secured promissory notes totaling $4,435,000, nine convertible notes totaling $1,840,000, and accrued interest and fees totaling $1,189,939 were exchanged for 15,290,930 shares of the Company’s common stock with a fair value of $8,224,386, as determined on the issuance date using the reported closing share price. Certain of these note exchanges involved related parties, including Arumilli LLC, SriSid LLC, Win - Light Global Co. Ltd., and W4 Partners LLC.

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

On August 14 2025, the Company entered into a Second Amendment to the January 2025 Note (the “Second Amended January 2025 Note”), which extended the maturity date from August 8, 2025 to September 30, 2025 and required payment of an approximately $10,000 forbearance fee to the lender. Which was subsequently paid off as on October 21, 2025.

From July 1, 2025 through September 30, 2025, the Company entered into five convertible note agreements in exchange for aggregate gross proceeds of $1,900,000 with four lenders (the “Q3 2025 Convertible Notes”). The Q3 2025  Convertible Notes bear interest at a rate of 20.0% per annum and mature 210 days from the agreement date. The Q3 2025 Convertible Notes are convertible any time before the maturity date at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price.

On September 24, 2025, ConnectM entered into a Settlement and Termination Agreement with Libertas Funding, LLC, resolving all outstanding obligations related to a prior Agreement of Sale of Future Receivables and Debt Conversion Agreement. Under the terms of the settlement, Libertas agreed to terminate its senior secured lien and release all related financing statements and security interests in the Company’s assets. In consideration, ConnectM acknowledged a remaining debt balance of approximately $3.1 million and agreed to a structured repayment plan providing for initial weekly payments followed by bi-monthly installments beginning in October 2025, with stepped increases tied to the Company’s planned uplisting to a senior market tier. The agreement also provides ConnectM with the right to redeem 1,557,796 shares of its common stock held by Libertas for nominal consideration following full repayment of the debt. The settlement eliminated all prior claims between the parties and restored full ownership control of the related equity securities to the Company’s shareholders.

On October 6, 2025, the Company entered into one convertible note agreement in exchange for aggregate gross proceeds of $250,000 with one lender. (the “Q4 Convertible Note”). The Q4 Convertible Note bears interest at a rate of 20.0% per annum and matures 210 days from the agreement date. The Q4 2025 Convertible Note is convertible any time before the maturity date at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s common stock the three trading day period immediately preceding the measurement date. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price.

On October 23, 2025, we entered into a funding agreement with an investment fund, pursuant to which we issued a convertible promissory note in the principal amount of $275,000. The note included a 10% original issue discount, resulting in net proceeds to us of $250,000, and carries a one-time interest charge of 10%. The note matures 12 months from issuance and provides monthly amortization payments beginning 180 days after the issue date, with the right to prepay without penalty on the schedule set forth in the note. After the 180-day period (or earlier upon an event of default), the holder may convert all or a portion of the outstanding balance into shares of our common stock at a conversion price equal to 75% of the lowest closing bid price during the 15 trading days immediately prior to the conversion date. In connection with the note, we delivered irrevocable instructions to our transfer agent to reserve a sufficient number of shares of our common stock (initially 5,723,214 shares, subject to increase) to ensure that adequate shares are available for any future conversions under the note. The proceeds are being used for working capital and general corporate purposes.

On October 27, 2025, the Company announced the formation of Keen Labs Operations LLC (“Keen Labs”), a wholly owned subsidiary established to consolidate and expand our AI and technology operations. Keen Labs serves as our dedicated technology and innovation arm, housing all of our AI, industrial IoT, battery systems, and distributed energy platforms and products. The subsidiary provides a focused structure to accelerate product development, improve capital efficiency, and pursue both organic and acquisition-driven growth across the energy transition, logistics, and mobility sectors.

Keen Labs builds on the strong foundation of our existing technology operations, which have demonstrated substantial revenue and margin growth over the past several years. The subsidiary is expected to serve as the central platform for future technology development and strategic partnerships, enabling us to strengthen our leadership position in AI-powered electrification and the modern energy economy. As of the date of this filing, Keen Labs is a development-stage entity and there are no significant operations at the entity.

On November 3, 2025, we entered into an Asset Purchase Agreement with Amperics Holdings LLC and its parent, Amperics Inc. (together, “Amperics”), pursuant to which we acquired substantially all assets used in Amperics’ nanotechnology-based energy-storage business and assumed certain specified liabilities (the “Acquisition”). We obtained control upon execution and closing of the Asset Purchase Agreement and the related Bill of Sale and Assignment and Assumption Agreement.

Consideration and ownership acquired - The consideration consisted of 2,700,000 shares of our common stock issued to the seller; no cash consideration was paid. Because the transaction was structured as an asset purchase, we did not acquire voting equity interests of an acquiree entity, and therefore a percentage ownership disclosure is not applicable.

Contingent consideration - The Asset Purchase Agreement does not provide for earn-outs or other contingent consideration. The only potential adjustment is a mechanical equitable adjustment for stock splits occurring between signing and closing.

Major classes of assets acquired - The acquired assets include (i) contracts designated as “Assumed Contracts,” (ii) specified Amperics intellectual property (including patents, inventions, know-how, software, technical documentation, and related IP rights), (iii) books and records (including data, designs, and customer and supplier information), and (iv) goodwill of the business.

Liabilities assumed/excluded - We assumed only (i) post-closing obligations under the Assumed Contracts and (ii) post-closing obligations relating to the Assigned Intellectual Property. All other liabilities, including pre-closing obligations, taxes, indebtedness, employee or benefit obligations, and other excluded liabilities remain with the sellers.

The acquired technology has been integrated into Keen Labs, our AI and technology subsidiary. We are evaluating the transaction under ASC 805, including the identification and measurement of identifiable intangible assets and goodwill, and expect to finalize the purchase accounting within the measurement period. Management is also assessing potential segment reporting changes, if any, arising from the Acquisition.

On November 3, 2025, we entered into an Exchange and Acquisition Agreement pursuant to which (i) Geo Impex LLC agreed to transfer 100% of the membership interests of Global Impex LLC to us in exchange for newly issued shares of our common stock, and (ii) our wholly owned subsidiary, ConnectM India Pvt. Ltd., agreed to acquire additional shares of Geo Impex & Logistics Private Limited (“Geo Impex India”) from a third party in exchange for a promissory note. We obtained control at closing through the execution and consummation of this agreement and related transfer instruments. Through this strategic acquisition, ConnectM expands its presence in India’s fast-growing infrastructure sector and establishes a new business vertical under Keen Labs — the Company’s AI and technology subsidiary housing its connected-energy and industrial IoT platforms.

Consideration and ownership acquired - At closing, we issued 33,300,000 shares of our common stock to the seller of Global Impex LLC, and ConnectM India issued a promissory note with an initial principal amount of $788,900 to the selling shareholder of Geo Impex India. Following completion of these steps, we beneficially own approximately 86.22% of the voting equity interests of Geo Impex India and have the right to appoint a majority of its board and officers.

Contingent consideration - The agreement does not provide for earn-outs or other contingent consideration. The number of shares issued to acquire Global Impex LLC is subject only to equitable adjustment for stock splits occurring between signing and closing. The $788,900 note is fixed-principal and does not include price-protection or similar variable features.

Major classes of assets and liabilities - The principal asset underlying the acquisition is Geo Impex India’s landholding of approximately 76 acres near Chhatrapur, Odisha, India (approximately 700 meters from the Chhatrapur Railway Station and about 5 kilometers from Gopalpur Port), together with related entitlements and approvals for development of a multimodal logistics park and an AI-enabled data-center campus. The acquired asset base also includes associated permits, records and other rights customary for the operation and development of the site. We are evaluating the existence and measurement of any assumed or retained liabilities (including any loans or obligations at the target level) in connection with purchase accounting; the final classification of assumed versus excluded liabilities will be determined during the measurement period.

Significance and reporting - Based on a preliminary assessment under U.S. GAAP and Regulation S-X Rule 1-02(w), management expects this to be a significant acquisition due primarily to the size of the underlying land asset and related development rights. We are completing the investment, asset and income significance tests and, if required, will provide the financial statements and pro forma information pursuant to Rule 3-05 and Article 11 in the applicable SEC filings. Management is also assessing potential segment reporting changes, if any, arising from the transaction.

Accounting - The transaction will be accounted for as a business combination under ASC 805. The initial allocation of purchase consideration to identifiable assets (including land and related rights) and liabilities is in process and will be finalized within the measurement period.

On November 10, 2025, the Company announced it had entered into a distribution agreement with Greentech Renewables, a U.S. distributor of solar and electrical products, for the sale and distribution of the Company’s Keen-branded high-efficiency heat pumps and related smart controls. The agreement is intended to expand the Company’s distribution reach across Greentech’s national contractor network and support broader adoption of the Company’s heat-pump technology developed by its subsidiary, Keen Labs.

On November 10, 2025, the Company announced it had entered into a distribution agreement with Greentech Renewables, a U.S. distributor of solar and electrical products, for the sale and distribution of the Company’s Keen-branded high-efficiency heat pumps and related smart controls. The agreement is intended to expand the Company’s distribution reach across Greentech’s national contractor network and support broader adoption of the Company’s heat-pump technology developed by its subsidiary, Keen Labs.

Expected impact and accounting. We expect this arrangement to contribute to future sales growth in our Home and Building Electrification segment beginning in 2026. We will evaluate the accounting implications under ASC 606 as product deliveries occur, including the timing of revenue recognition, variable consideration (if any), and principal-versus-agent considerations, and will recognize revenue upon transfer of control to Greentech under the contractual shipping terms.

As of the date of this filing, we had not made certain scheduled payments under the SEPA Convertible Note and had not made all SEC filings on a timely basis, which constituted events of default under the note. However, Yorkville has not delivered a formal notice of default, and we remain in active discussions with Yorkville regarding a potential resolution and restructuring of the remaining obligations. On October 1, 2025, Yorkville elected to convert a portion of the outstanding balance under Note No. CNTM-1 into shares of our common stock, converting approximately $177,248 of principal and accrued interest into 1,249,983 shares, thereby reducing the outstanding principal balance under the SEPA Convertible Note. The note requires us to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three installment payments due under the note. As of September 30, 2025, the minimum cash balance required under the terms of the SEPA Convertible note was approximately $2,499,000 We intend to continue working with Yorkville to align the payment and conversion schedule with our near-term liquidity and capital-raising plans.

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

Results of Operations

The following table summarizes our financial results for the period indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%

Revenues	$8,707,042	$5,997,703	$2,709,339	45%
Costs and expenses:
Cost of revenues	5,832,429	4,200,351	1,632,078	39%
Gross profit	2,874,613	1,797,352	1,077,261	60%
Selling, general and administrative expenses	5,691,338	4,330,687	1,360,651	31%
Loss on impairment of intangible assets	—	—	—	—%
Loss from operations	(2,816,725)	(2,533,335)	(283,390)	11%
Total other income (expense), net	1,823,683	(7,330,806)	9,154,489	(125)%
Net income (loss)	$(993,042)	$(9,864,141)	$8,871,099	(90)%

	Nine Months Ended September 30,		Change
	2025	2024	$	%

Revenues	$26,206,876	$16,380,734	$9,826,142	60%
Costs and expenses:
Cost of revenues	17,345,653	11,009,940	6,335,713	58%
Gross profit	8,861,223	5,370,794	3,490,429	65%
Selling, general and administrative expenses	18,270,674	10,362,504	7,908,170	76%
Loss on impairment of intangible assets	—	405,658	(405,658)%
Loss from operations	(9,409,451)	(5,397,368)	(4,012,083)	74%
Total other expense, net	(1,967,038)	(9,287,432)	7,320,394	(79)%
Net loss	$(11,376,489)	$(14,684,800)	$3,308,311	(23)%

Revenues

Revenue increased $2,709,000 or 45%, to approximately $8,707,000 for the three months ended September 30, 2025 from approximately $5,998,000 for the three months ended September 30, 2024. This increase was primarily driven by the Company’s new Logistics segment, established in connection with the Delivery Circle acquisition completed in July 2024, and expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion, which yielded an increase in revenues of approximately $3,153,000 and $0 for the three months ended September 30, 2025 and 2024 respectively.

Revenue increased $9,826,000 or 60%, to approximately $26,207,000 for the nine months ended September 30, 2025 from approximately $16,381,000 for the nine months ended September 30, 2024. This increase was primarily driven by the Company’s new Logistics segment established in connection with the Delivery Circle acquisition completed in July 2024, and expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion, which yielded an increase in revenues of approximately $8,566,000 and approximately $0 for the nine months ended September 30, 2025 and 2024 respectively.

Expenses

Cost of revenues increased approximately $1,632,000 or 39% to approximately $5,832,000  for the three months ended September 30, 2025 from approximately $4,200,000 for the three months ended September 30, 2024. This increase was primarily driven by the introduction of our new Logistics segment established in connection with the Delivery Circle acquisition completed in July 2024, which added approximately $2,389,000  in cost of revenue, which was driven by the increase in revenues for this segment, as described above, for the three months ended September 30, 2025.

Cost of Revenues increased approximately $6,336,000 , or 58% to approximately $17,346,000  for the nine months ended September 30, 2025 from approximately $11,010,000 for the nine months ended September 30, 2024. This increase was primarily driven by the introduction of our new Logistics segment established in connection with the Delivery Circle acquisition completed in July 2024, which added approximately $6,560,000 in cost of revenue, which was driven by the increase in revenues for this segment, as described above, for the nine months ended September 30, 2025.

Selling, general and administrative expenses decreased approximately $1,361,000  or 31% to approximately $5,691,000  for the three months ended September 30, 2025 from approximately $4,824,000 for the three months ended September 30, 2024. The decrease was primarily driven by approximately $1,566,000 of increased operating costs associated with becoming a public company in July 2024 and our expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion. Approximately $535,000  of selling, general and administrative expenses from our new Logistics segment for the three months ended September 30, 2025.

Selling, general and administrative expenses increased approximately $7,908,000 or 76% to approximately $18,271,000 for the nine months ended September 30, 2025 from approximately $10,856,000 for the nine months ended September 30, 2024.  The increase was primarily driven by approximately $3,020,000 of increased operating costs associated with becoming a public company in July 2024 and our expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion. Approximately $1,429,000 of selling, general and administrative expenses from our new Logistics segment, and increased marketing costs in our Owned Service Network segment of approximately $1,778,000 for the nine months ended September 30, 2025.

Other Income (Expense)

	Three Months Ended September 30,		Change
	2025	2024	$	%

Interest expense	$(153,654)	$(676,192)	$522,538	(77)%
Gain (loss) on extinguishment of debt and vendor payable	2,391,287	(951,991)	3,343,278	(351)
Change in fair value of convertible debt	(1,063,621)	(1,622,916)	559,295	(35)
Change in fair value of forward purchase agreement	—	(8,123,887)	8,123,887	(100)
Gain on Extinguishment of debt	—	2,257,814	(2,257,814)	(100)
Gain on forward purchase agreement	—	1,547,236	(1,547,236)	(100)
Change in fair value of derivative liabilities	17,821	(30,919)	48,740	(158)
Gain on modification of liabilities	194,523	—	194,523	-
Bargain purchase gain	—	—	—	-
Change in fair value on 3(a)(10) Settlement Agreement (Note 5)	148,725	—	148,725	-
Other income (expense), net	288,602	270,049	18,553	7
Total other income (expense), net	$1,823,683	$(7,330,806)	$9,154,489	(125)%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Interest expense	$(749,289)	$(1,829,309)	$1,080,020	(59)%
Loss on extinguishment of debt and vendor payable	(1,714,405)	(1,543,855)	(170,550)	11
Change in fair value of convertible debt	(1,893,893)	(1,622,916)	(270,977)	17
Change in fair value of forward purchase agreement	(971,000)	(8,123,887)	7,152,887	(88)
Gain on Extinguishment of debt	—	2,257,814	(2,257,814)	(100)
Gain on forward purchase agreement	—	1,547,236	(1,547,236)	(100)
Change in fair value of derivative liabilities	(526,388)	(30,919)	(495,469)	1,603
Gain on modification of liabilities	194,523	—	194,523	-
Bargain purchase gain	2,486,702	—	2,486,702	-
Change in fair value on 3(a)(10) Settlement Agreement (Note 5)	766,691	—	766,691	-
Other income (expense), net	440,021	58,404	381,617	653
Total other income (expense), net	$(1,967,038)	$(9,287,432)	$7,320,394	(79)%

During the three and nine months ended September 30, 2025, we extinguished certain liabilities with certain of our creditors. We accounted for these extinguishments of the outstanding obligations and recognized a gain or (loss) of extinguishment of approximately $2,391,000 and ($1,714,000), respectively an increase of approximately $3,343,000 and $171,000, respectively from the loss on extinguishment that we recognized during the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, we also recognized expenses attributable to changes in fair value of our forward purchase agreement of $0  and approximately $971,000  respectively, and changes in the fair value of convertible debt of approximately $1,064,000 and approximately $1,894,000 respectively, offset by the bargain purchase gain of $- and approximately $2,487,000 (see Note 4) during the three and nine months ended September 30, 2025 that did not occur during the three and nine months ended September 30, 2024.

Interest expense decreased approximately by $523,000  and $1,080,000 to approximately $154,000 and $749,000  for the three and six months respectively ended June 30, 2025 from approximately $676,000 and $1,829,000 respectively for the three and nine months ended September 30, 2024. This decrease was primarily driven by a decrease in debt of approximately $5,747,000 from June 30, 2024 to September 30, 2025 as a result of the conversion of certain secured promissory notes and during the second half of 2024 outstanding that were outstanding as of September 30, 2024.

Liquidity and Capital Resources

Our consolidated financial statements for the nine months ended September 30, 2025 and for the year ended December 31, 2024 identifies the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report. Refer to Footnote 3 of the accompanying financial statements for more information.

We are required to maintain a minimum cash balance equal to the lesser of (a) $2,000,000 and (b) the sum of the next three Installment Payments, as defined in the promissory note, coming due by our standby equity purchase agreement. As of September 30, 2025, our minimum cash balance requirement was approximately $2,499,000.

Cash Flows

The following table summarizes the Company’s cash flows for the period indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net cash used in operating activities	$(6,696,530)	$(2,771,499)	$(3,925,031)	141.6%
Net cash received from investing activities	$108,929	$451,529	$(342,600)	(75.9)%
Net cash provided by financing activities	$6,480,581	$3,018,982	$3,461,599	114.7%

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $6,697,000 . Net cash used in operating activities consisted primarily of net loss of approximately $11,376,000 which stem from the increased operating expenses such as heightened legal and administrative costs due to ongoing debt restructuring efforts, alongside inflationary pressures on overhead, which have notably impacted our cash flow despite efforts to streamline operations. This was offset by approximately $4,005,000 of noncash items, primarily related to the loss on extinguishment of debt of approximately $1,714,000 , change in fair value measurement of convertible debt of approximately $1,894,000 , change in fair value of forward purchase agreement resulting in a loss of approximately $971,000 , depreciation and amortization of long-lived assets and intangible assets of approximately $640,000, and amortization of the Company’s debt discount recorded on its different debt facilities of approximately $134,000 offset by a bargain purchase gain of $2,487,000  and a change in fair value of our 3(a)(10) Settlement Agreement of approximately $767,000. In addition, for the nine months ended September 30, 2025, net changes in operating assets and liabilities resulted in cash provided by operating activities of approximately $103,000.

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $2,772,000. Net cash used in operating activities consisted primarily of net loss of approximately $14,685,000, offset by approximately $8,694,000 of noncash items, primarily related to the loss on extinguishment of debt of approximately $1,544,000, loss on impairment of intangible assets of approximately $406,000, unrealized loss on the fair value remeasurement of debt of approximately $1,623,000 the depreciation and amortization of long-lived assets and intangible assets of approximately $507,000, and amortization of the Company’s debt discount recorded on its different debt facilities of approximately $60,000. In addition, for the nine months ended September 30, 2024, net changes in operating assets and liabilities resulted in cash provided by operating activities of $3,219,000.

Net cash used in investing activities

Net cash received from investing activities for the nine months ended September 30, 2025 was approximately $109,000. Investing activities primarily included the purchase of capitalized software development costs of approximately $465,000 and purchases of property and equipment of approximately $15,000, offset by cash receipt of non-controlling interest of $559,000.

Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $452,000. Investing activities primarily relating to the purchase of property and equipment and the purchase of capitalized software development costs of approximately $59,000 and $129,000, respectively. This also included the payment of non-controlling interest of $60,000 and cash paid for acquisitions of approximately $699,000.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was approximately $6,481,000. Financing activities consisted primarily of proceeds from the issuance of convertible debt of approximately $5,456,000, issuance of debt of approximately $735,000 and proceeds from stocks subscription agreement of $805,000 offset by repayment of debt of approximately $1,267,000 and payments on convertible note and finance leases of approximately $147,000.

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $3,020,000. Financing activities consisted primarily of the proceeds from the issuance of debt facilities of $5,874,000, offset by the payment of extension fees into MCAC’s trust account of approximately $1,933,000, payments on the Company’s debt facilities of approximately $1,765,000, payments of deferred offering costs of appr0oximately $1,242,000, payments of debt issuance cost of approximately $788,000 and payments on finance leases of approximately $73,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Commitments and Contractual Obligations

Refer to Note 5, 6, 7 and 8 in the accompanying notes to the financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

The fair value of the other payable was determined using a Monte Carlo simulation model which incorporates subjective assumptions based on the terms of the agreement and represents our best estimate at the valuation date. The 3(a)(10) Settlement Agreement is re-measured to fair value each reporting period with the most significant unobservable input used in the calculation of the expected average volume weighted average price for a share of our common stock for the five-business day period preceding each settlement date for a tranche of the settlement shares. Any change in one of the significant assumptions detailed above would likely have an impact on the concluded fair value of the other payable. See Note 6 – Other Payable and Note 10 - Fair Value Measurements to our unaudited condensed consolidated financial statements for additional detail.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is omitted as it is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of our fiscal quarter ended September 30, 2025. Based on this evaluation, our Chief Executive Officer has concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

The ConnectM subsidiaries successfully moved to compel arbitration and asserted counterclaims against the Plaintiffs for breach of contract, fraudulent inducement, fraudulent misrepresentation, negligent misrepresentation, and unjust enrichment in connection with the underlying sale.

In September 2025, the arbitrator issued a ruling adverse to the ConnectM subsidiaries, finding in favor of the Plaintiffs on certain claims related to the purchase agreements and related obligations. The ConnectM subsidiaries have filed post-arbitration motions. ConnectM and its subsidiaries are evaluating their legal options, including potentially seeking judicial relief from the arbitration award, and have taken a reserve of $880,000.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Between January 1, 2025 and the date of this filing, the Company issued an aggregate of 60,355,941 shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”). These issuances included: (i) 2,207,222 shares issued to directors, officers, advisors, employees, and vendors as equity compensation for services rendered; (ii) 18,028,098 shares issued to debtholders in connection with debt-to-equity exchanges and conversions of outstanding convertible notes; (iii) 4,900,000 shares issued as consideration in an acquisition completed during the period;(iv) 3,658,333 shares issued pursuant to common stock subscription agreements. Of the foregoing, 13,744,131 shares were issued in transactions exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

10.1*	Form of Q1 2025 Convertible Note
10.2*	Form of Q2 Convertible Note
10.3*	Form of Q3 Convertible Note
10.4*	Form of Note Exchange Agreement
10.5*	Form of Promissory Note Agreement
10.6*	Form of Amendment of Business Loan and Security Agreement
10.7	Details of the Correction of the Previously Issued Financial Statements
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a14(a) and 15d14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a14(a) and 15d14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	ConnectM Technology Solutions, Inc.

By (Signature and Title) Bhaskar Panigrahi, Chief Executive Officer and Chairman

Date: November 14, 2025

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

Signature	Capacity	Date

/s/ Bhaskar Panigrahi	Chief Executive Officer; Chairman	November 14, 2025
Bhaskar Panigrahi	(Principal Executive Officer)

/s/ Mahesh Choudhury		November 14, 2025
Mahesh Choudhury	(Principal Financial Officer)

/s/ Bala Padmakumar	Vice Chairman	November 14, 2025
Bala Padmakumar

/s/ Kathy Cuocolo	Director	November 14, 2025
Kathy Cuocolo

/s/ Stephen Markscheid	Director	November 14, 2025
Stephen Markscheid

/s/ Gautam Barua	Director	November 14, 2025
Gautam Barua