Form 10-K
period 2025-12-31
ConnectM Technology Solutions, Inc.
filed 2026-04-16
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At December 31, 2025, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $69,535,393.

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

As of April 16, 2026, there were 170,368,082 shares of common stock of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and releases issued by the SEC and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements include, among others, information concerning our strategy, future operations, future financial position, future revenue, projected expenses, business prospects, and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report and the documents that we have filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1. Business.

Overview

ConnectM Technology Solutions, Inc. (“ConnectM” or the “Company”) is a constellation of technology-driven businesses powering the modern energy economy. ConnectM believes everyone deserves affordable access to clean, reliable energy. The Company’s mission is to reshape how energy is used in homes, businesses, transportation, infrastructure, and logistics to create a higher quality of life, lower costs, and help reverse climate change for a more sustainable future.

Through its six reportable segments—Owned Service Network, Managed Solutions, Distributed Energy & Renewables, Transportation, Logistics, and Corporate & Strategic Assets—ConnectM delivers artificial intelligence (“AI”)-enabled electrification, distributed energy, mobility, and Industrial Internet of Things (“IIoT”) solutions to customers worldwide.

In October 2025, ConnectM launched Keen Labs Operations, Inc. (“Keen Labs”), a wholly owned technology subsidiary that consolidates the Company’s AI, software, and IIoT connectivity platforms into a unified innovation engine. Keen Labs serves as ConnectM’s dedicated product development and data-science hub, focused on building AI-powered solutions that enable virtual power plants (“VPPs”), intelligent building systems, and connected mobility and logistics networks. The creation of Keen Labs allows the Company to segment its technology assets from its service operations, enhancing focus, scalability, and capital efficiency while enabling future strategic partnerships and mergers and acquisitions (“M&A”) activity.

ConnectM operates a proprietary, AI-driven data and intelligence platform that monitors, analyzes and manages connected assets across their full lifecycle. The platform continuously aggregates anonymized performance and utilization data from service providers, OEMs, infrastructure providers and enterprise customers, which is used to train large language and predictive AI models to enhance operating efficiency, reduce downtime and extend asset life.

The platform functions as a self-reinforcing data network, integrating inputs from buildings, vehicles and infrastructure to create a proprietary intelligence loop that improves reliability, optimizes asset deployment and informs future product design. ConnectM currently processes more than 30 gigabytes of operational data and over two million EV miles daily across more than 120,000 connected assets, providing a large-scale, continuously expanding AI training dataset within the modern energy sector.

The Company’s data architecture positions it to participate in emerging fields such as actuarial risk modeling, built-environment digital security, and AI-enabled infrastructure management—areas where the convergence of artificial intelligence, connected systems, and energy operations is reshaping industrial efficiency.

Our Products and Services

ConnectM’s product and service portfolio is organized into six operating segments that together form a unified platform for managing energy, equipment, and mobility assets:

1.	Owned Service Network. ConnectM partners with and operates residential and commercial service providers that deliver end-to-end electrification services, including HVAC, solar, battery storage, weatherization and EV charger installations. These providers utilize ConnectM’s platform and shared infrastructure to execute installations and ongoing service delivery across customer sites.
2.	Managed Solutions (Service Provider Platforms). ConnectM provides a technology-enabled platform that allows service providers to remotely monitor and maintain customer systems, leveraging AI-based tools for diagnostics, performance optimization and preventive maintenance. The Company also delivers centralized business services, including marketing, finance, procurement and rebate management, designed to enhance provider efficiency and profitability.
3.	Distributed Energy & Renewables (“DER”) – Solar and distributed energy solutions for commercial, residential, consumer, and industrial customers in India, including project development, EPC services and ongoing energy management;

4.	Transportation. ConnectM develops connected hardware and software for OEMs and fleet operators focused on EV management, battery diagnostics, and predictive analytics. The Transportation segment’s operations are primarily based in India, where ConnectM provides fleet intelligence and battery management solutions to automotive and industrial customers like Volvo, Ashok Leyland, and Motovolt across multiple sectors. This geographic focus enables the Company to serve one of the fastest-growing EV markets globally, supported by strong regulatory and industrial tailwinds. The segment’s technology captures and processes real-time telematics data to optimize vehicle utilization, route efficiency, and charging coordination.
5.	Logistics. Through its subsidiary DeliveryCircle LLC, ConnectM operates in the rapidly growing last-mile delivery market, providing dispatch, brokerage, and delivery-management software. DeliveryCircle’s proprietary Decios platform offers intelligent routing, predictive fulfillment, and integration with leading e-commerce and order-management systems.
6.	Corporate & Strategic Assets. ConnectM’s investment in GeoImpex, a strategic real estate asset with the potential for development into a multimodal logistics park. GeoImpex is not currently generating revenue; however, the asset represents a significant long-term development opportunity aligned with the Company’s logistics and infrastructure strategy.

Across these segments, ConnectM’s AI-enabled platform aggregates large volumes of data to deliver actionable insights for enterprise, OEM, infrastructure, and service provider customers. The Company also provides AI-enabled hardware components—including intelligent heat-pump controllers, batteries, digital control units, and vehicle modules—that expand the reach of its data ecosystem.

Together, these technologies create a unified intelligence layer that improves asset performance, optimizes energy consumption, and supports recurring SaaS and platform-based revenue models.

Our Networks and Platforms

ConnectM’s platform aggregates over 30GB/day of real time operating and performance data from the 120,000+ electrified assets across our portfolio companies with the goal of providing superior value to enterprise, OEM and service provider customers.

The sheer volume of data collected daily allows the Company to continually train and refine its data models to create more value for customers. For example, data collected from users, and OEMs enables the Company’s customers to report on the tangible and measurable sustainable impact of their vehicles or other equipment. This reporting helps the Company’s OEM customers like Volvo, Motovolt, and Ashok Leyland obtain Indian government support, increase adoption, and boost overall public goodwill for EVs.

During the fiscal year ended December 31, 2025:

●	We installed 173 heat pumps, 193 high efficiency air conditioners, and 113 fuel-efficient heating systems;
●	We installed enough solar roofs to generate 1,249.84kW of electricity, decarbonizing 17.5 kT of CO2 during asset lifetime;
●	Our network was responsible for 95.5 GWh of electrification, equivalent to powering 35,000 homes per day¹
●	We displaced 73,506 metric tons of CO2, equivalent to the amount of CO2 3.4 million trees can absorb in a year²
●	We offset 6.7 million gallons of fossil fuel from being used, equivalent to driving around the world roughly 7,000 times³, and
●	We ended the year with a total of 25,931 EVs on the platform and managed a total of 206 million green miles throughout the year.
1	U.S. Energy Information Administration (EIA) - Assuming the average home uses approximately 30 kilowatt-hours per day.
2	U.S. Department of Agriculture
3	Assumes 26 miles per gallon

Our Technology Applications

Connected Operations Application

The Company’s Connected Operations application provides advanced connectivity and real-time equipment monitoring to help promote a future powered primarily by clean, renewable energy. ConnectM’s innovative technology and modern energy solutions are designed to empower our service provider, enterprise, infrastructure, and OEM customers to drive a reduction in their customer’s (the “End User”) operating costs and overall environmental impact. This application, built upon ConnectM’s tech platform, creates more energy-efficient homes, buildings, infrastructure (e.g. cell towers), logistics, and transportation by providing insight and refined intelligence to electromechanical equipment, vehicles, and systems.

ConnectM’s Connected Operations application includes key features that enhance the Company’s sales operations in its Owned Service Network and Managed Solutions segments:

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

ConnectM’s Connected Operations application also includes key features that enhance the Company’s customer’s experience:

●	Customer self-service enabled;
●	Platform integration with OEMs, distributors, and sales channels for branding and promotions; and
●	Single unified whole home electrification interface for frictionless cross-sales of different electrification and decarbonization solutions.

In ConnectM’s Transportation segment, its Connection Operations application also enables transportation OEMs to offer smart features to their end customers along with potentially valuable data collection within our platform. The application, which is configuration-based, makes it simpler for OEMs to integrate the Company’s solutions within their vehicles. The application offers business applications for transportation OEMs, EV charging, shared mobility, and battery swapping operations management.

ConnectM’s Connected Operations application offers End Users and stakeholders in the ecosystem (including equipment partners, utilities, and service providers the following services through our Smart Vehicle Control Unit.

Integration of subsystems: Integrates with major subsystems of EV such as battery management system (“BMS”), motor control unit (“MCU”) and instrument cluster.

Intelligence at the Edge: The VCU can execute analytical processes at the electric vehicle, where data is collected via smart devices and IoT sensors, and transfer processed data to the cloud instead of sending only raw data. VCU enables control of the vehicle based on safety aspects that can be pre-configured or enhanced over the air. For example, the mode of motor control can be changed based on an increase in battery temperature. The VCU can interface with additional sensors and actuators on a vehicle like GPS, temperature, tire-pressure, theft detection, ignition line and motor mode control, for taking actions at the edge or enabling the End User to control using a connected application.

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

Data Science and Analytics

ConnectM’s platform generates various insights that help detect battery deterioration, cell imbalance, and weaker cells that may damage an entire battery.

ConnectM’s platform enables transportation OEMs to proactively work with their customers to detect vehicle anomalies and facilitates submitting warranty claims when applicable.

ConnectM’s platform helps OEM service teams to analyze their customer complaints by reviewing past data and usage patterns.

Location details provided by ConnectM’s platform enable OEMs to assess vehicle density, and this data can be leveraged to partner with charging station infrastructure providers to set up networks at locations with higher utilization and revenue potential.

Our Value Proposition

ConnectM’s platform and underlying technology applications provide meaningful advantages to End Users served through the Company’s service provider, enterprise, infrastructure provider, and OEM customers.

Lower Energy Costs. ConnectM’s platform streamlines access to available energy credits, incentives, and rebates, enabling direct application of these benefits to End Users’ utility bills. This process delivers immediate and measurable savings while increasing adoption of energy-efficient systems.

Connected Operations. ConnectM’s technology enables seamless and secure connectivity across diverse classes of equipment and vehicle assets. This connectivity supports continuous data collection, analytics, and remote control (collectively, “Connected Operations”). Service-provider customers use Connected Operations to balance end-user demand throughout the year, while OEM customers use these capabilities to monitor, manage, and extend the useful life of electric-vehicle and distributed-energy assets.

Enabling the Modern Energy Ecosystem. ConnectM anticipates sustained global demand for more efficient and connected sources of energy. The Company’s mission is to enable its customers to transition toward a modern energy economy by integrating AI-driven efficiency, reliability, and intelligence across built environments, transportation, and distributed-energy systems. As ConnectM expands its product and service offerings, it expects to support a growing base of customers worldwide in accelerating this transition.

Growth Strategy

Many participants in ConnectM’s industry operate within a single vertical, such as solar or electric vehicles. These pure-play companies tend to be more exposed to cyclical fluctuations that affect individual market segments. In contrast, ConnectM employs a diversified strategy inspired by long-term value-investment principles—focusing on disciplined capital allocation, operational excellence, and strong management execution across multiple high-growth segments.

Through its constellation model, ConnectM benefits from a broad base of customers and recurring income streams across its Owned Service Network, Managed Solutions, Transportation, and Logistics segments. This structure enables the Company to deploy capital dynamically toward areas with the highest growth potential while mitigating exposure to sector-specific downturns.

ConnectM’s customer base ranges from residential and commercial service providers using the Company’s digital platform to deliver electrified heating, cooling, and distributed-energy products, to OEMs such as Volvo, Ashok Leyland, and Motovolt, which produce electric buses, trucks, and consumer EVs. Many of the Company’s portfolio businesses include high-margin, recurring-revenue software products as part of their offerings, and ConnectM’s growth strategy emphasizes increasing the proportion of such software and data-driven subscriptions within its future revenue mix. The Managed Solutions segment allows ConnectM to maintain an asset-light operating model as it scales, since this business line does not require a large direct sales force or extensive operating team. To drive growth, the Company intends to deploy capital selectively into large addressable markets characterized by low innovation, limited penetration, and double-digit projected compound annual growth rates. ConnectM has historically avoided singular, concentrated investments in pure-play businesses and plans to remain cautious with respect to balance-sheet leverage.

ConnectM aims to expand its OEM and service-provider customer base through both organic growth initiatives—within the Owned Service Network, Transportation, and Logistics segments—and inorganic expansion through mergers and acquisitions executed under the Managed Solutions segment.

ConnectM intends to leverage its competitive strengths and market position to enable service providers and OEMs to offer a “one-stop-shop” solution for the clean energy transition. The Company’s growth strategy includes the following initiatives:

Service Offering Expansion: Leveraging existing customer and developer networks, ConnectM may expand its offerings in EV charging and energy storage.

Expansion of Existing Software Capabilities: Given the approximately 30 GB of data collected daily, the Company plans to enhance its existing data science and software capabilities. By applying artificial intelligence, ConnectM aims to develop additional software tools and data models capable of analyzing prospective customer properties to identify attractive opportunities for both the Company and its customers.

Customer-Base Growth: ConnectM intends to expand its customer base through referrals and a customized, relationship-focused sales approach.

Market Opportunity

ConnectM believes the global asset base of equipment, vehicles, machinery, and devices that consume energy is measured in the multi-trillion-dollar range. This view is supported by third-party research indicating that the energy ecosystem represents one of the largest categories of physical and financial assets in the global economy. For example, McKinsey & Company estimates that annual investments in the energy sector total approximately $1.5 trillion today and are expected to rise to between $2.0 trillion and $3.2 trillion by 2040.4 In addition, the International Renewable Energy Agency (IRENA) estimates that cumulative investments in end-use sectors, including electrification, efficiency, heating, and transport, will reach $73 trillion by 2050.5 These figures underscore the scale of global assets that rely on energy to operate and highlight the magnitude of the market opportunity for technology-enabled energy optimization and electrification solutions.

4	McKinsey & Company, Global Energy Perspective 2023: Energy Value Pools Outlook (2023).
5	International Renewable Energy Agency (IRENA), World Energy Transitions Outlook 2023 (2023).

The stark reality is that for every unit of fossil fuel burned to power an asset, approximately two-thirds of that energy is lost as waste heat, with only about one-third providing useful work or delivered energy.6,7 This represents an inefficient and costly baseline when consumers or businesses evaluate replacement options. ConnectM owns, operates, and partners with companies that electrify assets to operate more efficiently and effectively, while providing cloud connectivity and intelligence for those assets.

Market Sizing – Owned Service Network and Managed Solutions

Total Addressable Market

The total addressable market for ConnectM’s integrated platform, which offers multiple clean-energy and decarbonization services, is substantial. Across the United States, Canada, and the European Union, there are an estimated 430 million homes and light commercial buildings.8 With an average annual expenditure of approximately $3,850 per space for equipment purchase, maintenance, and energy operation, the total annual addressable market is estimated at approximately $1.7 trillion.9 These services are considered essential infrastructure and are experiencing sustained global demand, driven by aging equipment replacement cycles, growing interest in energy efficiency, and increasing climate control requirements.

Serviceable Addressable Market

The serviceable addressable market for ConnectM’s service-provider network includes the New England, Mid-Atlantic, and South Atlantic regions of the United States over the next five years. These regions collectively contain approximately 46.8 million homes and 1.68 million light commercial buildings, representing a combined market opportunity of roughly $40 billion.10 Growth in these regions is being accelerated by decarbonization policies, rising utility costs, and expanded incentive programs supporting sustainable building upgrades and distributed-energy adoption.

Serviceable Obtainable Market

The serviceable obtainable market for HVAC and solar installation services in Massachusetts, Virginia, and Florida is estimated at $12 billion.11 These states encompass approximately 19 million homes and 483,000 light commercial buildings. Favorable state-level incentive programs, strong consumer demand for efficient equipment, solar tax credits, and aging building stock continue to drive market expansion. ConnectM maintains an operational footprint in these regions and intends to leverage this presence to capture additional market share.

6	Lawrence Livermore National Laboratory, U.S. Energy Flow Chart (2023), https://flowcharts.llnl.gov
7	Rocky Mountain Institute, The Incredible Inefficiency of the Fossil Energy System (2023).
8	U.S. Census Bureau, American Housing Survey 2023; Eurostat, European Housing Stock Database 2023.
9	U.S. Energy Information Administration (EIA), Annual Energy Outlook 2024; Statista (2024) — “Average annual home energy expenditure per household.”
10	CBRE Research (2024), U.S. Commercial Building Inventory; U.S. Department of Energy, Building Energy Data Book.
11	Wood Mackenzie (2024), U.S. Residential and Commercial Solar Market Outlook; MarketsandMarkets (2024), HVAC Systems Market by Region.

Market Sizing – Transportation

Total Addressable Market (“TAM”)

The global total addressable market for ConnectM’s transportation business that focuses on EV fleet management and battery diagnostics is estimated at approximately $14 billion in 2024,12 driven by accelerating fleet electrification, growing EV adoption, and the increasing need for real-time data and predictive insights. The EV fleet-management market—valued at roughly $10 billion—includes software and services for vehicle tracking, charging coordination, route optimization, and predictive maintenance.13 The battery diagnostics and health-monitoring segment—estimated at about $4 billion—covers battery analytics, degradation tracking, resale assessments, and thermal-risk management.14 As the global EV stock is projected to exceed 250 million vehicles by 2030,15 these data-heavy, software-driven markets are expected to grow rapidly, reaching a combined total addressable market of approximately $45 billion to $75 billion by the end of the decade.

Serviceable Addressable Market (“SAM”)

The serviceable addressable markets for ConnectM’s transportation business are the U.S., India, and the Middle East. The Company estimates these markets represented an aggregate SAM of approximately $5.5 billion in 2025, based on its allocation of regional shares from third-party market studies covering EV fleet management/telematics and battery health/diagnostics, combined with regional fleet and EV adoption indicators.16,17,18,19 In the U.S., the SAM is driven by strong demand from corporate, municipal, and delivery fleets, supported by incentives and growing EV adoption. India is in the early stages of fleet electrification, with increasing demand for battery health management as the market matures. In the Middle East, electrification is accelerating due to government and luxury vehicle fleets, particularly in the UAE and Saudi Arabia, where green-energy initiatives are driving adoption. As fleet electrification grows across these regions, demand for fleet-management solutions and battery diagnostics is expected to expand.

Serviceable Obtainable Market (“SOM”)

The serviceable obtainable market for ConnectM’s transportation business consists of EV and battery diagnostics OEMs in India. The Company estimates this market opportunity to be approximately $150 million in 2025 and beyond, based on market data for EV fleet management and battery management systems in India.20,21 While fleet electrification in India is still in its early stages, the market is growing rapidly, particularly in sectors such as e-commerce logistics, last-mile delivery, and electric two-wheelers. Demand for EV fleet management solutions, including route optimization and charging infrastructure management, is increasing as more fleets adopt electric vehicles.

12Fortune Business Insights, Fleet Management Market Size, Share & COVID‑19 Impact Analysis, By Type (Operational, Vehicle Tracking, and Others), and Regional Forecast, 2024–2032 (published 2024).

13 MarketsandMarkets, EV Fleet Management Market by Offering, Service, Deployment Type, and Region – Global Forecast to 2030 (published 2024).

14 BIS Research, Global Battery Management System and Battery Diagnostics Market, Forecast 2023–2033 (published 2023).

15 International Energy Agency (IEA), Global EV Outlook 2024 (published April 2024), projecting global electric-vehicle stock to exceed 250 million by 2030.

16 Fortune Business Insights, Electric Vehicle Telematics Market Size & Share (2024) — global EV telematics market $12.42B in 2024, projected to $63.0B by 2032.

17 The Business Research Company, Electric Vehicle Fleet Management Global Market Report (2025) — EV fleet management market $23.52B (2024) to $24.92B (2025).

18 IMARC Group, India Fleet Management Market (2024) — India fleet management market $1.2B in 2024 (context for regional allocation).

19 Mordor Intelligence, Middle East & Africa Electric Vehicle Market (2025) — MEA EV market size and growth outlook (context for regional allocation).

20 Mordor Intelligence, India Fleet Management Software Market (2024), estimating the market at approximately USD 1.69 billion in 2025 and projected to reach USD 3.15 billion by 2030.

21 IMARC Group, India Battery Management System Market Size & Growth, 2025–2033 (2024), estimating the market at approximately USD 278 million in 2024 and projected to exceed USD 1.2 billion by 2033.

Market Sizing – Logistics

Total Addressable Market

The TAM for last-mile delivery services is currently estimated at approximately $150 billion, driven by rapid e-commerce growth, consumer demand for faster delivery times, and the need for more efficient logistics solutions. As consumers increasingly expect same-day and next-day delivery, the market is projected to grow significantly, with estimates suggesting it could reach approximately $260 billion by 2030.22,23 The rise of urbanization and the push for sustainable delivery options, including electric delivery vehicles, further contribute to the market’s expansion.

Serviceable Addressable Market

The SAM for last-mile delivery services in the United States and Canada is estimated at approximately $43.8 billion in 2023, consisting of $37.7 billion in the United States and $6.1 billion in Canada, based on third-party industry research.24,25 As a cross-check, one researcher estimates the North America last-mile delivery market at $66.4 billion in 2024.26 Together, the U.S. and Canadian markets represent a significant portion of the global last-mile delivery landscape, supported by the expansion of e-commerce and the need for more efficient logistics solutions.

Serviceable Obtainable Market

The SOM for last-mile delivery of freight goods (such as palletized items) in the United States is estimated at approximately $20 billion, based on management’s allocation of the overall U.S. last-mile and freight-logistics markets for the segment of business-to-business deliveries to warehouses, distribution centers, and end customers.27,28 This segment serves industries such as wholesale, manufacturing, and retail, which require the delivery of larger freight to businesses, warehouses, and distribution centers. The market’s growth is driven by the increasing demand for efficient, fast freight deliveries as part of e-commerce B2B operations, retail supply chains, and third-party logistics providers. The rise of these industries, combined with the need for specialized vehicles and infrastructure to handle bulk shipments, positions freight last-mile delivery as a key market within the broader logistics and transportation sector.

22 Vertex Market Research, Last Mile Delivery Market Size & Share — Global Forecast 2025‑2032 (2025), estimating the global last-mile delivery market at approximately USD $155 billion in 2024 and projected to reach USD $300 billion by 2032.

23 Grand View Research, Last Mile Delivery Market Size & Outlook 2023‑2030 (2024), estimating the global last-mile delivery market generated USD $143.10 billion in 2023 and projected to reach USD $258.68 billion by 2030.

24 Grand View Research, United States — Last-Mile Delivery Market Size & Outlook, 2023–2030 (2024), estimating U.S. market revenue of USD 37,743.3 million in 2023 and USD 62,419.8 million by 2030.

25 Grand View Research, Canada — Last-Mile Delivery Market Size & Outlook, 2023–2030 (2024), estimating Canada market revenue of USD 6,091.7 million in 2023 and USD 8,868.2 million by 2030.

26 Cognitive Market Research, North America Last-Mile Delivery Market Report (2024), estimating North America at USD 66,381.68 million in 2024.

27 Grand View Research, United States — Last-Mile Delivery Market Size & Outlook, 2023–2030 (2024), estimating the U.S. last-mile delivery market at USD $37.7 billion in 2023 and USD $62.4 billion by 2030.

28 Mordor Intelligence, United States Freight and Logistics Market (2025), estimating the total U.S. freight and logistics market at USD $1,381.1 billion in 2025, of which freight transport represents roughly 63 percent.

Our Competitive Strengths

ConnectM possesses a number of competitive advantages that the Company believes contribute to its growth and differentiation. Through its technology platform, ConnectM provides service-provider and OEM customers with enhanced operational visibility, lower lifecycle costs, and an expanded suite of integrated products and services.

ConnectM’s owned and managed service-provider networks in the United States deliver health, comfort, and efficiency to commercial and residential End Users through real-time monitoring, intelligent HVAC management, and predictive control of environmental parameters such as temperature, humidity, and carbon dioxide levels. In international markets, ConnectM enables OEM customers across Asia and the Middle East to scale more effectively by integrating vehicle and equipment data into its connected-operations platform.

Superior Customer Experience. ConnectM emphasizes high customer satisfaction and competitive pricing across all business segments. Customers can access support through multiple digital channels—including in-platform messaging, phone, text, and email—on a 24/7 basis. The Company’s platform architecture also integrates customer feedback and operational data to continuously enhance the user experience for service providers, infrastructure providers, and enterprise clients.

Technology and Data Advantage. ConnectM leverages a robust technology stack and proprietary data infrastructure built from its broad consumer base, transaction volume, and connected-asset fleet. This scale enables continuous learning and optimization within its platform, which supports applications in energy efficiency, HVAC optimization, EV and fleet management, and predictive maintenance. The Company’s data architecture generates compounding insights that improve asset performance across all customer categories.

Centralized Innovation, Localized Execution. ConnectM develops and maintains much of its core technology centrally while deploying region-specific operational teams that adapt solutions to local market needs. This combination of centralized innovation and localized execution allows the Company to address complex operational challenges efficiently, respond quickly to regulatory or market changes, and maintain consistent service quality across geographies.

Collectively, these strengths—customer integration, connected-operations technology, AI-driven analytics, and centralized innovation—position ConnectM to sustain growth and expand recurring-revenue opportunities across its Owned Service Network, Managed Solutions, Transportation, and Logistics segments.

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

Our business is also somewhat seasonal. Our platform and Connected Operations applications enables us to remotely monitor and control and OEM’s vehicle fleet or an End User’s HVAC systems so that we know the problems with the performance of a vehicle or HVAC systems before an End User experiences a vehicle anomaly or an equipment outage. Ensuring optimal performance of the equipment and systems increases customer satisfaction and thereby increases the likelihood of getting additional electrification and decarbonization workstreams.

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

Our Intellectual Property

ConnectM’s intellectual property is a core component of its competitive position and technology leadership. The Company relies on a combination of patents, patent applications, copyrights, trademarks, internet domain names, trade secrets, and contractual protections to establish, maintain, and enforce its intellectual property rights. ConnectM also licenses certain third-party technologies for use in conjunction with its software and hardware platforms.

As of December 31, 2025, ConnectM held or had pending 12 patents and maintained 15 domain names related to its proprietary technologies. The Company’s patents primarily cover innovations in energy-intelligent asset monitoring, connected field-service management, and distributed energy optimization. In addition to its patent portfolio, ConnectM has developed significant proprietary know-how through its Amperics-related software, power electronics integration and control-layer architecture, which underpin the Company’s ability to manage and optimize distributed energy resources at scale.

Specifically, the intellectual-property portfolio includes patent families directed to:

●	Device and system connectivity for HVAC, EV charging, solar, and battery assets, enabling real-time monitoring, control and diagnostics;
●	Predictive analytics and fault detection for connected equipment through cloud-based machine-learning models and embedded intelligence;
●	Dynamic dispatch and workflow optimization for field-service technicians and logistics networks;
●	Integration frameworks and control systems for managing multi-vendor distributed-energy resources (“DERs”) across residential and commercial environments; and

●	Power electronics, energy management algorithms and system-level integration capabilities derived from Amperics-related intellectual property, enabling efficient energy conversion, load balancing, storage optimization and grid-interactive functionality.

ConnectM intends to continue pursuing additional patent filings and related protections in these and adjacent areas as its technology platform evolves.

The Company’s success also depends on attracting and retaining highly skilled engineering and development personnel. All employees, consultants, and contractors are required to sign confidentiality and invention-assignment agreements acknowledging that all inventions, trade secrets, works of authorship, developments, and other forms of intellectual property created in the course of their work for ConnectM are the property of the Company.

Despite these protections, it may still be possible for third parties to obtain or use ConnectM’s intellectual property without authorization. The Company actively monitors for potential infringement and takes appropriate steps to safeguard its proprietary rights.

ConnectM believes that its current portfolio of patents, trade secrets, and technical know-how, including its Amperics-related capabilities provides meaningful barriers to entry within its target markets and establishes a strong foundation for continued innovation, product differentiation, and long-term value creation.

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

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

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

Approximately $43 billion of the IRA was dedicated specifically to consumer incentives, designed to promote widespread adoption of sustainable technologies. These incentives lowered consumer costs associated with purchasing EVs, energy-efficient home appliances, rooftop solar systems, geothermal heating solutions, and residential energy storage systems. Beginning in 2023, new electric vehicles qualified for federal tax credits of up to $7,500, while used electric vehicles qualified for up to $4,000 (for vehicles acquired before October 1, 2025).

In addition, the IRA extended the tax credit available for residential energy-efficiency improvements, increasing the credit rate to 30% with an annual limit of $1,200 (replacing the previous lifetime limit). It further introduces a separate annual credit of up to $2,000 specifically for installations of geothermal heat pumps and biomass stoves, while also enhancing incentives for energy-efficient windows and doors.

Subsequent legislation, the One Big Beautiful Bill Act (Public Law 119-21), signed into law on July 4, 2025, accelerated the phase-out of these key consumer-focused provisions. The new and used clean vehicle tax credits (Sections 30D and 25E) are no longer available for vehicles acquired after September 30, 2025. The Energy Efficient Home Improvement Credit (Section 25C) and the Residential Clean Energy Credit (Section 25D) are no longer available for property placed in service or expenditures made after December 31, 2025.

The Alternative Fuel Vehicle Refueling Property Credit (Section 30C) for EV charging infrastructure (including home chargers and associated energy storage) remains available for property placed in service by June 30, 2026, generally at 30% of cost (up to $1,000 for residential chargers).

Collectively, while the IRA initially created significant momentum for residential decarbonization, efficiency enhancements, and sustainable energy adoption across the United States, the 2025 legislative changes have shortened the duration of many of these incentives. Ongoing federal, state, and local programs may continue to influence market dynamics for electrification and energy management solutions.

Corporate Information

ConnectM Technology Solutions, Inc. was formed under the laws of the State of Delaware on March 22, 2019. Our corporate office is in Marlborough, Massachusetts and our website is www.connectm.com

Human Capital Resources

As of December 31, 2025, ConnectM had a total of one hundred three (103) full-time employees in the United States: twelve (12) in sales, forty-one (41) in technical, support, and general management, and fifty (50) in finance and administration. In India, the Company had seventy-three (73) full-time employees, including four (4) in sales and sales engineering, forty-two (42) in operations and customer support, fifteen (15) in research and development, and twelve (12) in finance and administrative roles.

As an equal opportunity employer, ConnectM provides employment consideration to all qualified applicants without regard to race, national origin, gender, gender identity, sexual orientation, protected veteran status, disability, age, or any other status protected under applicable law. The Company seeks to maintain an inclusive, equitable, and supportive work environment in which management and employees model behaviors that enrich the workplace culture.

Our Facilities

ConnectM’s corporate headquarters is located in Marlborough, Massachusetts, where the Company leases approximately 2,396 square feet under a month-to-month lease. The Company also maintains offices in Hyannis, Massachusetts and Bangalore, India. ConnectM owns two properties and leases additional properties. The Company believes that its existing facilities are adequate to meet the current needs of its essential workforce, including employees working remotely, and that, if additional space becomes necessary, suitable facilities can be obtained on commercially reasonable terms.

Legal Proceedings

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

Florida Solar acquisition litigation (Zrallack and RJZ Holdings LLC v. Aurai LLC, ConnectM Florida RE LLC, and Florida Solar Products, Inc.; Florida 19th Judicial Circuit—St. Lucie County)

On February 26, 2024, Robert J. Zrallack and RJZ Holdings LLC (the “Plaintiffs”) filed suit against Aurai LLC (“Aurai”), ConnectM Florida RE LLC (“ConnectM Florida RE”), and Florida Solar Products, Inc. (“Florida Solar”) (collectively, the “Subsidiaries”), each wholly owned subsidiaries of ConnectM Technology Solutions, Inc. (“ConnectM”), in connection with the Company’s 2022 acquisition of Florida Solar and related real estate transactions.

The matter was compelled to arbitration pursuant to the Stock Purchase Agreement. Following evidentiary hearings conducted in June and July 2025, the arbitrator issued an Interim Arbitration Award on September 11, 2025. Subsequent orders were entered addressing modification and attorneys’ fees and costs. On December 25, 2025, the arbitrator issued a Final Award incorporating prior rulings.

The Final Award includes:

●	Approximately $446,945 awarded in connection with claims relating to a mortgage and promissory note (plus continuing per diem interest);
●	Approximately $1,342,480 in damages relating to additional claims under the Stock Purchase Agreement (plus continuing per diem interest);
●	Attorneys’ fees and costs totaling approximately $418,138 as of September 11, 2025, with interest accruing thereafter;
●	Arbitrators’ fees and costs totaling approximately $74,013; and

Certain equitable and payment-related relief, including obligations relating to specified debt instruments and credit card balances. In aggregate, Plaintiffs’ motion to confirm seeks entry of judgment totaling approximately $2,500,000 plus continuing interest.

On December 30, 2025, Plaintiffs filed a motion to confirm the arbitration award in the Circuit Court for the 19th Judicial Circuit (St. Lucie County, Florida), later amended on January 7, 2026. A hearing on the motion to confirm was noticed for February 12, 2026.

The Company has filed a motion to vacate the arbitration award, which is scheduled to be heard on April 30, 2026. The Company believes confirmation of the award is not appropriate while post-award relief remains pending and continues to evaluate all available legal remedies.

On January 7, 2026, Plaintiffs also served post-award discovery requests styled as “discovery in aid of execution.” The Subsidiaries filed a motion to strike such discovery and for a protective order on the basis that no final judgment has been entered and discovery in aid of execution is premature.

As of the date of this filing:

●	The arbitration award has not yet been confirmed by the court;
●	No final enforceable judgment has been entered;

●	Post-award motion practice remains pending; and
●	The Subsidiaries are pursuing available legal remedies, including seeking vacatur and opposing confirmation.

The Company has recorded a litigation reserve of $1,024,002 in connection with this matter based on management’s assessment of probable loss under ASC 450. The amount reserved reflects management’s current estimate of probable exposure; however, the total amount sought by Plaintiffs significantly exceeds the recorded reserve. The ultimate outcome of the confirmation proceedings, any motion to vacate, and related enforcement proceedings cannot be predicted with certainty. The final resolution of this matter could result in adjustments to the amount reserved, which could be material to the Company’s consolidated financial statements in the period such adjustment is determined.

Corporate History and Background

We were originally incorporated in Delaware on September 23, 2021 under the name “Monterey Capital Acquisition Corporation” (“MCAC”) as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On May 13, 2022 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO”). On July 12, 2024, we consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 31, 2022 (as amended on October 12, 2023 and April 12, 2024), by and among MCAC, Chronos Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MCAC (“Merger Sub”), and ConnectM Technology Solutions, Inc., a Delaware corporation (“Legacy ConnectM”).

Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy ConnectM (the “Merger”) with Legacy ConnectM surviving the Merger as a wholly owned subsidiary of MCAC. In addition, in connection with the consummation of the Merger, MCAC was renamed “ConnectM Technology Solutions, Inc.”

Our corporate offices are located at 2 Mount Royal Avenue, Suite 550, Marlborough, Massachusetts 01752 and our telephone number is 617-395-1333. Our website, which is located at http://www.connectm.com, describes our company and our management and provides information about our technology and products. Information contained on our website is not incorporated by reference into, and should not be considered a part of, the registration statement of which this Annual Report on Form 10-K forms a part.

Available Information

Our filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments submitted under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are accessible on our company website promptly after submission to the SEC. Additionally, these documents are retrievable from the SEC’s website (www.sec.gov).

Corporate governance materials, such as our guidelines and committee charters, are also accessible on our investor relations webpage under “Corporate Governance.” It is important to note that the content of our website is not intended for incorporation by reference to our filings with the SEC, and any website references serve as inactive textual mentions only.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may benefit from specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	presentation of only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this Annual Report on Form 10-K;
●	reduced disclosure about our executive compensation arrangements;
●	no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements;
●	exemption from any requirement of the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may benefit from these exemptions until such time that we are no longer an “emerging growth company.” We will cease to be an emerging growth company upon the earliest of: (1) December 31, 2027, which is the last day of the fiscal year following the fifth anniversary of the initial public offering of Monterey Capital Acquisition Corporation, the special purpose acquisition company with which we merged; (2) the first fiscal year after our annual gross revenues are $1.235 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We may choose to take advantage of some, but not all, of these reduced disclosure obligations in future filings. If we do, the information that we provide to stockholders may be different than what you might receive from other public companies in which you hold stock.

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

Summary of Risk Factors

The following list provides a summary of our risk factors, which are further discussed below:

Risks Related to ConnectM’s Common Stock

●	The market price of ConnectM’s Common Stock is likely to be highly volatile, and you may lose some or all of your investment.
●	Volatility in ConnectM’s share price could subject ConnectM to securities class action litigation.

●	Sales of a substantial number of the shares of ConnectM’s Common Stock in the public market could cause the price of the shares of ConnectM’s Common Stock to fall.
●	Because ConnectM does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.
●	Future sales of shares of ConnectM’s Common Stock may depress its stock price.
●	Provisions in our Charter and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
●	Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees or the underwriters or any offering giving rise to such claim.
●	ConnectM is an emerging growth company and smaller reporting company, and ConnectM cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make its shares less attractive to investors.
●	Risks Related to ConnectM’s Business

Business and Operational Risks

●	Due to ConnectM operating as a going concern, there is a possibility that ConnectM may never be profitable and you may lose all or part of your investment. During the twelve months ended December 31, 2025 and 2024, ConnectM incurred net losses of approximately $16,000,000 and $23,000,000, respectively. Continued operations are dependent on ConnectM’s ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms.
●	Our growth strategy depends on the widespread adoption Modern Energy Economy (MEE) Systems, MEE Technology, and MEE Services.
●	If we cannot compete successfully against other home electrification and energy companies, we may not be successful in developing our operations and our business may suffer.
●	With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies.
●	Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, quality issue, price change, or other limitations in our ability to obtain components or technologies we use could result in adverse effects.
●	Damage to our brand and reputation or failure to expand our brand would harm our business and results of operations.
●	Developments in alternative technologies may materially adversely affect demand for our offerings.
●	Obtaining a sales contract with a potential customer does not guarantee that the potential customer will not decide to cancel or that we will not need to cancel due to a failed inspection, which could cause us to generate no revenue despite incurring costs and adversely affect our results of operations.
●	Our inability to properly utilize our workforce could have a negative impact on our profitability.

●	Expanding operations internationally will subject us to a variety of risks and uncertainties that could adversely affect our business and operating results.
●	We may not be able to effectively manage our growth.
●	We are a decentralized company and place significant decision-making powers with our subsidiaries’ management, which presents certain risks.
●	We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management.
●	If we are unsuccessful in developing and maintaining our proprietary technology, including our Connected Operations applications, our ability to attract and retain OEMs could be impaired, our competitive position could be harmed and our revenue could be reduced.
●	Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.
●	Changes to the applicable laws and regulations governing direct-to-home sales and marketing may limit our ability to effectively compete.
●	Our growth depends in part on the success of our relationships with third parties.
●	ConnectM operates in the early-stage market of MEE adoption, has a history of losses and expects to incur significant ongoing expenses
●	Failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers’ projects and successfully manage customer accounts.
●	Failure by our vendors or our component suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.
●	If we are unable to retain and recruit qualified technicians and advisors, or if our board of directors, key executives, key employees or consultants discontinue their employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.
●	ConnectM’s management has limited experience in operating a public company.
●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.
●	We may be materially adversely affected by negative publicity.
●	Our business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.
●	Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our Common Stock.
●	Adverse economic conditions may have negative consequences on our business, results of operations and financial condition.
●	ConnectM is highly reliant on its networked and cloud-based business model and information technology systems and data, and those of its service providers which may be subject to cyber-attacks, service disruptions or other security incidents, which could result in data breaches, loss or interruption of services, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

●	Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events or company-specific events, as well as the financial condition of insurers.
●	Our insurance policies against many potential liabilities require high deductibles, and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks. Additionally, difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.
●	Increases and uncertainty in our health insurance costs could adversely impact our results of operations and cash flows.
●	Failure to remain in compliance with covenants under our credit and loan agreements, service our indebtedness, or fund our other liquidity needs could adversely impact our business.
●	If we fail to develop and maintain an effective system of internal control over financial reporting and other business practices, and of board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties. Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.
●	Our historical financial results may not be indicative of what our actual financial position or results of operations would have been if we had always been a public company.
●	Our reported financial results may be affected, and comparability of our financial results with other companies in our industry may be impacted, by changes in the accounting principles generally accepted in the U.S.
●	The Company has material weaknesses in its internal control over financial reporting. If ConnectM is unable to remediate these material weaknesses, or if ConnectM identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, ConnectM may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect its business and the market price of ConnectM’s Common Stock.

Risks Related to Data Privacy

●	Any security breach or unauthorized access or disclosure or theft of data, including personal information we gather, store and use, or other hacking and phishing attacks on our systems, could harm our reputation, subject us to claims or litigation, financial harm and have an adverse impact on our business.
●	Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.

Risks Related to Electrification and Decarbonization Business

●	ConnectM’s future growth and success are highly dependent on the continued acceleration of electrification across homes, commercial buildings, and transportation fleets. This includes the adoption of electric-heating technologies such as heat pumps, the integration of distributed energy resources like solar and storage systems, and the transition from internal-combustion vehicles to EVs for both passenger and fleet applications.
●	The electrification market is characterized by rapid technological changes often due to technical improvements, regulatory requirements and customer requirements, which requires ConnectM to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of its products and ConnectM’s financial results.
●	Certain statements ConnectM makes about estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
●	The MEE industry is an emerging market which is constantly evolving and may not develop at the size or the rate we expect.

●	We have historically benefited from declining costs in the solar industry, and our business and financial results may be harmed not only as a result of any increases in costs associated with our electrification service offerings but also any failure of these costs to continue to decline as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.
●	We face competition from traditional energy companies as well as solar and other renewable energy companies.
●	A material reduction in the retail price of traditional utility-generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.
●	The production and installation of electrification and decarbonization systems depends heavily on suitable meteorological and environmental conditions. If meteorological or environmental conditions are unexpectedly unfavorable, the electricity production and overall savings from our MEE services may be below consumer expectations, and our ability to timely deploy new MEE Systems may be adversely impacted.
●	Climate change may have long-term impacts on our business, our industry, and the global economy.
●	Changes in U.S. energy policy, including the enactment of the “Big Beautiful Bill,” could materially and adversely affect our business, financial condition, and results of operations.

Risks related to ConnectM’s Technology, Intellectual Property and Infrastructure

●	ConnectM expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ConnectM.
●	ConnectM may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive.
●	ConnectM’s business may be adversely affected if it is unable to protect its technology and intellectual property from unauthorized use by third parties.
●	ConnectM’s technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage its reputation with current or prospective customers, and/or expose it to product liability and other claims that could materially and adversely affect its business.
●	Some of ConnectM’s products contain open-source software, which may pose particular risks to its proprietary software, products and services in a manner that could harm its business.
●	Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could impair the use or functionality of ConnectM’s subscription services, harm its business and subject it to liability.

Risks Related to Customers

●	ConnectM may be unable to leverage customer data in all geographic locations, and this limitation may impact research and development operations.
●	ConnectM’s ability to maintain customer satisfaction depends in part on the quality of ConnectM’s customer support. Failure to maintain high-quality customer support could adversely affect ConnectM’s reputation, business, results of operation, and financial condition.
●	ConnectM’s business will depend on customers renewing their services subscriptions. If customers do not continue to use its subscription offerings or if they fail to add more MEE Services, its business and operating results will be adversely affected.
●	Changes in subscriptions or pricing models may not be reflected in near-term operating results.

Risks Related to Finance, Tax and Accounting

●	Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect ConnectM’s business and future profitability.
●	As a result of ConnectM’s plans to expand operations, including in international jurisdictions such as India, ConnectM’s tax rate may fluctuate, its tax obligations may become more complex and subject to greater scrutiny by U.S. and foreign taxing authorities, and changes in tax laws or interpretations could adversely affect ConnectM’s after-tax profitability and financial results.
●	The ability of ConnectM to utilize net operating loss and tax credit carryforwards is conditioned upon ConnectM attaining profitability and generating taxable income. ConnectM has incurred significant net losses since inception and it is anticipated that ConnectM will continue to incur significant losses. Additionally, ConnectM’s ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be limited.
●	ConnectM’s reported financial results may be negatively impacted by changes in GAAP.
●	Our business currently depends on government incentives and policies supporting clean energy adoption, and any reduction, delay, or repeal of such programs could adversely affect our results of operations.
●	We may be required to record an impairment expense on our goodwill or intangible assets.
●	ConnectM incurs increased general and administrative expenses as a public company, including higher costs related to accounting, audit, legal and consulting services, which could adversely affect its results of operations

Risks Related to Legal Matters, Regulations, and Policy

●	Privacy concerns and laws, or other domestic or foreign regulations, may adversely affect ConnectM’s business.
●	Failure to comply with anticorruption and anti-money laundering laws and similar laws associated with activities outside of the United States, could subject ConnectM to penalties and other adverse consequences.
●	Failure to comply with laws relating to employment could subject ConnectM to penalties and other adverse consequences.
●	Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact ConnectM’s financial results or results of operations.
●	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
●	Misconduct by our employees, subcontractors or partners or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.
●	We have subsidiary operations in three states and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in law, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.
●	Past and future environmental, safety and health regulations could impose significant additional costs on us that could reduce our profits.
●	Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

●	Changes in United States trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
●	Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.
●	Some of our customers may choose to size their systems to take advantage of net metering offered in their states, and changes to those policies may significantly reduce demand for our solar service offerings.
●	Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.
●	We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional MEE offerings we may introduce in the future.
●	Interconnection limits or circuit-level caps imposed by regulators may significantly reduce MEE customers’ ability to sell electricity from our solar service offerings in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.

Risks Relating to Projections

●	We may not successfully implement our business model.
●	ConnectM’s projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the U.S. As a result, ConnectM’s projected revenues, market share, expenses and profitability may differ materially from our expectations.

Risks Related to Ownership of our Common Stock

●	Our ability to be successful will be dependent upon the efforts of certain key personnel. The loss of key personnel could negatively impact the operations and profitability of our business and its financial condition could suffer as a result.
●	There is no guarantee that an active and liquid public market for shares of our Common Stock will develop.
●	Risks Related to Having Become a Public Company
●	Volatility in and disruption to the global economic environment, including the impact of an economic recession, trade protectionism and tariffs, and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition.
●	We are subject to cybersecurity risks to operational systems, security systems, or infrastructure owned by us or third-party vendors or suppliers.
●	We operate in an intensely competitive business environment. We may not be as successful as our competitors incorporating artificial intelligence (“AI”) into our business or adapting to a rapidly changing marketplace.

Risks Related to Our Securities

●	If you purchase our securities you may experience future dilution as a result of future equity offerings or other equity issuances.
●	The market price of our Common Stock and the trading volume of our Common Stock has been and may continue to be, highly volatile, and such volatility could cause the market price of our Common Stock to decrease.

●	We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.
●	A significant portion of our Common Stock is restricted from immediate resale, but may be sold into the market in the future pursuant to registration rights granted to the holders thereof. The exercise of such rights could cause the market price of our Common Stock to drop significantly, even if our business is doing well.
●	We may issue additional shares of our Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

Risks Related to the Reverse Stock Split

●	The Reverse Stock Split may decrease the liquidity of the shares of our Common Stock.
●	Following the Reverse Stock Split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our Common Stock may not improve.

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

Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, could depress the market price of our Common Stock and impair our ability to raise capital.

We have a significant number of shares issued and outstanding, as well as additional shares issuable upon the exercise, conversion or settlement of warrants, options, convertible notes and other equity-linked securities. The issuance or potential issuance of these securities, including at prices below the current market price, could result in substantial dilution and place downward pressure on our stock price.

In addition, holders of our securities may sell shares into the public market at their discretion, including shares acquired at prices below the current market price, which could increase volatility and further depress the trading price of our Common Stock.

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

The Charter and Amended Bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, retirement, disqualification, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	the required approval of at least 66 2∕3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
●	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
●	the required approval of at least 66 2∕3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;

●	the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”). Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

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

ConnectM is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as ConnectM continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. ConnectM will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO of Monterey Capital Acquisition Corporation, the special purpose acquisition company with which we merged; (December 31, 2027), (b) in which ConnectM has total annual gross revenue of at least $1.235 billion or (c) in which ConnectM is deemed to be a large accelerated filer, which means the market value of shares of ConnectM’s Common Stock that are held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, and (2) the date on which ConnectM has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Risks Related to ConnectM’s Business

Business and Operational Risks

We need to raise additional capital to support our operations. We believe our cash and cash equivalents on hand and cash we expect to obtain from this offering, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements in the near future. However, in the future we may still require additional capital to respond to customer demands, technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Common Stock.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Due to ConnectM operating as a going concern, there is a possibility that ConnectM may never be profitable and you may lose all or part of your investment. During the twelve months ended December 31, 2025 and 2024, ConnectM incurred net losses of $16,058,000 and $22,508,000, respectively. Continued operations are dependent on ConnectM’s ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms.

During the twelve months ended December 31, 2025 and 2024, ConnectM has incurred net losses of approximately $16,058,000 and $22,508,000, respectively. As of December 31, 2025 and 2024, ConnectM had an accumulated deficit of approximately $61,671,000 and $45,426,000. ConnectM expects to incur additional losses and higher operating expenses for the foreseeable future. These conditions raises substantial doubt about ConnectM’s ability to continue as a going concern within one year after the date that these combined consolidated financial statements are issued that has not been alleviated. Management’s plans to alleviate the substantial doubt identified include obtaining additional financing from related parties and third parties, and potentially extending existing debt agreements. Due to the Company operating as a going concern, and there is a possibility that we may never be profitable, there is the possibility that you may lose all or part of your investment.

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

As of December 31, 2025, a majority of our total installations were in Massachusetts, Florida and Virginia. We expect our near-term future growth to occur in the east coast and Midwest of the U.S., and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

As of December 31, 2025, we had 103 full-time employees in the U.S., 73 full-time employees in India and 6 part-time employees and contractors. We may be unable to implement and maintain an attractive incentive compensation structure in order to attract and retain the right talent. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

We are subject to the reporting requirements of the Exchange Act, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls, procedures, and internal controls over financial reporting. Maintaining our disclosure controls and procedures and internal controls over financial reporting in accordance with this standard requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire more employees in the future to manage these reporting and compliance obligations, which will increase our costs and expenses.

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

In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ConnectM” section, the following factors, among others, could cause our results of operations and key performance indicators to fluctuate:

●	the expiration, reduction or initiation of any governmental tax rebates, tax exemptions, or incentive;
●	significant fluctuations in customer demand for our MEE service offerings or fluctuations in the geographic concentration of installations of MEE systems;
●	changes in financial markets, which could restrict our ability to access available and cost-effective financing sources;
●	seasonal, environmental or weather conditions that impact sales, energy production, and system installation;
●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
●	announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships, or joint ventures;
●	necessary capital-raising activities or commitments;
●	changes in our pricing policies or terms or those of our competitors, including utilities;
●	changes in regulatory policy related to solar energy generation;
●	the loss of one or more key partners or the failure of key partners to perform as anticipated;
●	our failure to successfully integrate acquired solar facilities;
●	actual or anticipated developments in our competitors’ businesses or the competitive landscape;
●	actual or anticipated changes in our growth rate;
●	general economic, industry and market conditions; and
●	changes to our cancellation rate.

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

In addition, ConnectM and certain of its subsidiaries may collect, process or store sensitive consumer financial information, including payment card data, in connection with its operations. The handling of such information subjects ConnectM to additional legal, regulatory and industry requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”) and applicable data protection and privacy laws. Any failure to comply with these requirements, or any actual or perceived compromise of payment card or other financial information, could result in fines, penalties, increased transaction fees, loss of payment processing privileges, contractual liability, regulatory investigations and reputational harm. Furthermore, the collection and storage of payment information may increase ConnectM’s exposure to cyber-attacks and fraud, and any such incident could result in significant financial losses, remediation costs and litigation.

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

Generally accepted accounting principles in the U.S. are subject to change and interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. The Company has adopted all recently effective accounting standards, including ASU No. 2016-13, Financial Instruments — Credit Losses (ASC 326), and ASU No. 2016-02, Leases (ASC 842). Future accounting standard updates issued by the FASB may require changes to our recognition, measurement, or disclosure practices and could affect comparability of our financial statements with those of other companies in our industry that may adopt such standards at different times or apply them differently.

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

In connection with the preparation and audit of our consolidated financial statements, management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate primarily to (i) insufficient technical accounting expertise and controls over complex accounting matters, including revenue recognition and accounting for debt, derivatives and other complex transactions, (ii) ineffective controls over the financial statement close and review process, including the identification of errors and the timely preparation of financial statements, and (iii) deficiencies in governance and approval controls, including with respect to related party transactions. These material weaknesses were driven in part by limited accounting personnel and insufficient U.S. GAAP expertise.

We have implemented, and continue to implement, remediation measures designed to address these control deficiencies, including enhancing our review procedures, strengthening our finance and accounting organization, and engaging third-party specialists to assist with complex accounting matters. However, remediation of material weaknesses can be time-consuming and costly, and we cannot assure you that these efforts will be successful or that additional material weaknesses will not be identified in the future.

If we are unable to remediate our existing material weaknesses, or if additional material weaknesses are identified, we may be unable to maintain effective internal control over financial reporting, which could result in material misstatements in our financial statements, delays in our financial reporting, or our failure to meet our reporting obligations. Any such outcome could adversely affect investor confidence in our financial reporting and the market price of our Common Stock.

Risks Related to Data Privacy

Any security breach or unauthorized access or disclosure or theft of data, including personal information we gather, store and use, or other hacking and phishing attacks on our systems, could harm our reputation, subject us to claims or litigation, financial harm and have an adverse impact on our business.

We receive, store and use personal information of customers, including names, addresses, e-mail addresses, credit card information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent, have occurred on our systems in the past, and could occur on our systems in the future. Inadvertent disclosure of such personal information, or if a third party were to gain unauthorized access to the personal information in our possession, has resulted in, and could result in future claims or litigation arising from damages suffered by such individuals. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal information. Our efforts to protect such personal information may be unsuccessful due to software bugs or other technical malfunctions; employees, contractor, or vendor error or malfeasance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose sensitive information. Although we have developed systems and processes that are designed to protect the personal information we receive, store and use and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. Any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.

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

Risks Related to Electrification and Decarbonization Business

ConnectM’s future growth and success are highly dependent on the continued acceleration of electrification across homes, commercial buildings, and transportation fleets. This includes the adoption of electric-heating technologies such as heat pumps, the integration of distributed energy resources like solar and storage systems, and the transition from internal-combustion vehicles to EVs for both passenger and fleet applications.

Federal, state, and local governments in the United States currently provide a range of incentives—such as rebates, tax credits, and other financial benefits—to encourage the replacement of fossil-fuel systems in residential and transportation sectors. These programs include the High-Efficiency Electric Home Rebate Act (“HEEHRA”) and the Home Owner Managing Energy Savings (“HOMES”) Rebate Program, both authorized under the Inflation Reduction Act (“IRA”), as well as the Investment Tax Credit (“ITC”) and the Clean Vehicle Credit under Internal Revenue Code §30D. However, these programs depend on future appropriations, administrative implementation, and ongoing political and fiscal support, and there is no assurance that they will continue at current levels or on expected timelines.

If market adoption of electrification technologies—such as heat pumps, solar systems, battery storage, or EVs—develops more slowly than anticipated, or if demand declines due to changes in incentives, regulation, or consumer preferences, ConnectM’s business, growth prospects, financial condition, and operating results could be materially and adversely affected.

The markets for electrification technologies may be influenced by a range of factors, including:

●	perceptions about the quality, safety, performance, or cost of heat pumps, solar systems, battery storage, and EVs;
●	volatility in the prices of heating oil, natural gas, or gasoline, including as a result of global trade restrictions;
●	concerns about the reliability, capacity, and resilience of the electrical grid;
●	availability of skilled labor, maintenance, and repair services for electrification equipment;
●	consumer perceptions regarding convenience, payback periods, and affordability;
●	changes in government policies, regulations, or tax incentives, including the reduction, delay, or expiration of favorable programs such as the IRA, ITC, or EV credits;
●	relaxation of government mandates or building-code requirements related to electrification;
●	uncertainty regarding the timing, structure, and funding availability of federal or state rebate programs administered by state energy offices; and
●	concerns about the future viability of manufacturers of heat pumps, solar panels, batteries, and EV components.

Because many of ConnectM’s customers rely on incentive programs or government-backed financing mechanisms to make electrification projects economically viable, any funding delays, reductions, or changes in eligibility criteria could decrease demand for ConnectM’s products and services. In addition, the EV market is highly dynamic and subject to technological disruption, supply-chain constraints, and cyclical demand fluctuations. Global shortages of semiconductors or critical minerals could reduce vehicle production and delay EV deployments, which may, in turn, reduce demand for ConnectM’s connected-fleet and electrification solutions.

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

From time to time, ConnectM makes statements with estimates of the addressable market for ConnectM MEE solutions. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertainties associated with the ongoing macroeconomic effects of inflation and market and geopolitical volatility. The estimates and forecasts relating to the size and expected growth of the target MEE market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected MEE market opportunities are difficult to predict. The estimated addressable MEE market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, ConnectM’s business could fail to grow at similar rates.

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

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials have increased and may increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from supply chain disruptions, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.

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

A reduction in utility electricity prices would make the purchase or the lease of our MEE systems less economically attractive. If the retail price of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers, and our growth would be limited.

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

Changes in U.S. energy policy, including the enactment of the “Big Beautiful Bill,” could materially and adversely affect our business, financial condition, and results of operations.

Our business strategy currently depends in part on the continued growth of distributed energy resources, including solar, battery storage, and other clean-energy technologies. Federal and state tax credits, rebates, and similar incentives have historically played a significant role in driving adoption of these technologies. The “Big Beautiful Bill,” now enacted into law, phases out or significantly reduces certain incentives for distributed solar and wind energy projects, while expanding or preserving incentives for other technologies such as utility-scale battery storage, geothermal, hydropower, and nuclear energy.

If the law’s provisions are fully implemented as enacted, demand for distributed solar and related solutions could decline, project financing costs could increase, and revenue growth in impacted product categories could suffer. The shift in incentive structure may also alter the competitive landscape among energy technologies — accelerating growth in certain segments while constraining others. The uncertainty associated with this transition may lead developers, financiers, and customers to delay projects or defer purchasing decisions.

Because our business model depends on the ability of our Owned Service Network and various software to cross-sell solar, storage, and other distributed-energy solutions, the reduction or elimination of incentives for distributed solar and wind could negatively impact customer adoption and project economics. While the law’s preserved or expanded incentives for storage or other technologies may create new opportunities, there is no assurance that we will be able to capture these benefits at a scale sufficient to offset any decline in our core product categories.

Accordingly, changes in U.S. energy policy, including the implementation of the “Big Beautiful Bill” in its current form, could materially and adversely affect our business, financial condition, and results of operations.

ConnectM’s operations in India, including through its subsidiaries such as ConnectM India and Cambridge Energy Resources, subject the Company to additional business, regulatory and operational risks that could adversely affect its results of operations.

ConnectM conducts a portion of its operations in India, including EV fleet management, energy solutions and commercial and industrial solar deployments. Operating in India exposes ConnectM to a variety of risks that differ from those in the United States, including evolving regulatory frameworks, complex permitting and approval processes, and potential changes in government policies related to energy, electrification and foreign investment.

The Indian regulatory environment may be subject to significant uncertainty, including changes in tax laws, import duties, local content requirements, and incentives for renewable energy and EV adoption. In addition, enforcement of laws and regulations may be inconsistent, and ConnectM may face delays in obtaining or maintaining necessary licenses, approvals or certifications required to operate its business.

ConnectM’s operations in India may also be affected by currency exchange rate fluctuations, restrictions on the repatriation of capital, inflation, and broader macroeconomic conditions. Furthermore, the Company may be exposed to risks related to local labor markets, supply chain constraints, infrastructure limitations and reliance on local partners, contractors and vendors.

In addition, geopolitical developments, trade restrictions or changes in international relations could adversely impact ConnectM’s ability to operate in India or expand its business in the region. Any of these factors could result in increased costs, project delays, reduced demand for ConnectM’s services or other adverse impacts on its business, financial condition and results of operations.

Risks related to ConnectM’s Technology, Intellectual Property and Infrastructure

ConnectM expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce its profitability and may never result in revenue to ConnectM.

ConnectM’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. ConnectM plans to incur research and development costs in the future as part of its efforts to design, develop, manufacture and introduce new products and enhance existing products. ConnectM continued to incur research and development expenses during the fiscal years ended December 31, 2025 and 2024, which are likely to grow in the future. Further, ConnectM’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

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

ConnectM currently serves customers from third-party data center facilities operated by Amazon Web Services (“AWS”) and Google Cloud Services, primarily located in the United States. Any outage or failure of such data centers could negatively affect ConnectM’s product connectivity and performance. Furthermore, ConnectM depends on connectivity from its edge to its data centers through cellular service providers, such as AT&T. Any incident affecting a data center facility’s or a cellular service provider’s infrastructure or operations, whether caused by fire, flood, severe storm, earthquake, or other natural disasters, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of ConnectM’s services.

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

Risks Related to Finance, Tax and Accounting

Changes to applicable U.S. and foreign tax laws and regulations or exposure to additional income tax liabilities could affect ConnectM’s business and future profitability.

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

In addition, ConnectM has operations in India and other international jurisdictions, including through its subsidiaries, which subjects the Company to foreign tax regimes that are complex and evolving. These jurisdictions may impose taxes on income, withholding taxes, indirect taxes (such as goods and services tax), transfer pricing requirements and other compliance obligations. Changes in Indian tax laws, regulations or administrative practices, or adverse interpretations thereof, could result in increased tax liabilities, penalties or disputes with taxing authorities. Furthermore, cross-border transactions between ConnectM’s U.S. and foreign subsidiaries may be subject to scrutiny under transfer pricing rules, and any adjustments could increase the Company’s effective tax rate and adversely affect its financial condition and results of operations.

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

ConnectM has accumulated significant U.S. federal net operating loss carryforwards available to reduce future taxable income. A substantial portion of these net operating losses, arising after December 31, 2017, may be carried forward indefinitely, while the remaining carryforwards are subject to expiration beginning in 2026.

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

Our business currently depends on government incentives and policies supporting clean energy adoption, and any reduction, delay, or repeal of such programs could adversely affect our results of operations.

Our business model depends, in part, on the continued availability of federal, state, and local incentives that promote the adoption of clean energy technologies, including rebates, tax credits, grants, and favorable regulatory frameworks. These programs reduce the cost of solar, HVAC electrification, and energy efficiency solutions for customers and enhance the economic attractiveness of our products and services.

While the Inflation Reduction Act of 2022 (“IRA”) extended and expanded many clean energy incentives through 2032—providing production and investment tax credits, residential energy efficiency incentives, and electric vehicle credits—future changes in U.S. federal or state tax laws, budget priorities, or administrative policies could materially impact the timing, scope, or availability of these benefits. The continued political debate around fiscal spending, as well as potential amendments or rollbacks of portions of the IRA or related state programs, create uncertainty. Any expiration, reduction, or adverse modification of these incentives could increase the cost of our offerings to customers, reduce demand for our solutions, and adversely affect our revenue growth and profitability.

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, directors, executive officers, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, personal misconduct and failure to comply with safety standards, including regulatory, company or site-specific safety protocols, laws and regulations, customer requirements, environmental laws and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, lead to loss of the services of employees or members of management, damage our relationships with customers, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

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

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment.. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to property or persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. Poor safety performance could also jeopardize our relationships with our customers, negatively impact employee morale and harm our reputation.

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

Per the Solar Energy Industries Association (SEIA), net metering, in its simplest terms, “is a billing mechanism that credits solar energy system owners for the electricity they add to the grid.” As of December 31, 2025, a substantial majority of states have adopted net metering policies. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

Risks Related to Ownership of our Common Stock.

Our ability to be successful will be dependent upon the efforts of certain key personnel. The loss of key personnel could negatively impact the operations and profitability of our business and its financial condition could suffer as a result.

Our ability to be successful is dependent upon the efforts of our key personnel. Although some key personnel may remain with the post- combination business in senior management or advisory positions following the business combination, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our business.

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

Risks Related to Our Securities

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

Our Common Stock is currently quoted on the OTCQX Best Market under the symbol “CNTM,” where trading volumes can be limited and price movements can be more pronounced than on national exchanges. Over the past twelve months, the market price of our Common Stock has experienced significant fluctuations, and there can be no assurance that such volatility will decrease in the future. The market price and trading volume of our Common Stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, including:

●	our ability to grow our revenue and customer base and achieve sustainable profitability;
●	the limited trading volume and liquidity of our Common Stock on the OTC market;
●	developments concerning regulatory oversight, reporting compliance, or listing status;
●	variations in our results of operations or those of our competitors;
●	changes in earnings estimates or recommendations by securities analysts (if our Common Stock becomes covered by analysts);
●	successes or challenges in completing or integrating acquisitions and strategic partnerships;
●	adverse effects on our business from macroeconomic conditions, including rising interest rates, credit tightening, or reduced investor risk appetite;
●	future issuances or conversions of Common Stock or other equity-linked securities;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, financings, or strategic alliances; and
●	general market conditions and other factors, including those unrelated to our operating performance.

Further, the OTC market and broader equity markets have, from time to time, experienced extreme price and volume fluctuations that have affected the market prices of securities of many companies, often unrelated to the operating performance of those companies. Such market fluctuations could result in extreme volatility in the price of our Common Stock and could cause investors to lose part or all of their investment.

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

The market price of shares of our Common Stock could decline as a result of substantial sales of Common Stock, particularly by our significant stockholders, a large number of shares of Common Stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares.

In connection with the Business Combination, MCAC and certain stockholders of ConnectM entered into a registration rights agreement (the “Business Combination Registration Rights Agreement”) with ConnectM. An aggregate of 5,340,000 shares of Common Stock are entitled to registration pursuant to the Business Combination Registration Rights Agreement, which consist of 2,300,000 shares of Common Stock initially purchased by MCAC’s sponsor in a private placement prior to the IPO and 3,040,000 shares of Common Stock issuable upon exercise of certain warrants. Holders of such shares may make a written demand for registration under the Securities Act of all or part of their shares If at any time, ConnectM proposes to file a registration statement under the Securities Act, these holders shall be offered an opportunity to register the sale of such number of shares as such holders may request in writing. The demand registration rights and “piggy-back” registration rights under the Business Combination Registration Rights Agreement are subject to certain requirements and customary conditions.

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

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in ConnectM will decrease;
●	he relative voting strength of each previously outstanding share of Common Stock may be diminished; or
●	the market price of our shares of our stock may decline.

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

A total of 9,200,000 public warrants (the “Public Warrants”) were issued in the IPO, with each whole warrant entitling the holder to purchase one share of Common Stock at a price of $11.50 per share. Each warrant became exercisable 30 days after the Closing and will expire five years after the Closing, or earlier upon redemption or liquidation. There can be no assurance that the Public Warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of Public Warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants with the consent of a majority of the then-outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.

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

Risks Related to the Reverse Stock Split

The Reverse Stock Split may decrease the liquidity of the shares of our Common Stock.

At a special meeting of stockholders held on January 15, 2026, the stockholders approved a reverse stock split of the Company’s Common Stock at a ratio between 1-for-5 and 1-for-50, with the final ratio to be determined by the Company’s Board of Directors.

On March 26, 2026, the Board of Directors approved a 1-for-32 reverse stock split and authorized the Company to effect the reverse stock split at 4:01 p.m. (Eastern Time) on April 17, 2026, with trading on a split-adjusted basis expected to commence on April 20, 2026, subject to regulatory approval and completion of applicable procedures. The reverse stock split will result in one share of Common Stock being issued for each 32 shares outstanding, with fractional shares rounded up to the nearest whole share.

The Company has filed, or is in the process of filing, the necessary documentation with applicable regulatory authorities, including FINRA, and is coordinating with its transfer agent and other parties to effect the reverse stock split.

Once the Reverse Split is effected, the liquidity of the shares of our Common Stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are outstanding as a result of the Reverse Stock Split, especially if the market price of our Common Stock does not increase proportionally as a result of the Reverse Stock Split. In addition, the Reverse Stock Split may have increased the number of stockholders who own odd lots (less than 100 shares) of our Common Stock and such stockholders may experience an increase in the cost of selling their shares of Common Stock and greater difficulty effecting such sales.

Following the Reverse Stock Split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our Common Stock may not improve.

Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that the Reverse Stock Split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve.

Item 1B. Unresolved Staﬀ Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

As a smaller reporting company in the earlier stages of its cybersecurity maturity, the Company is actively developing and implementing a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of its Confidential Information and Critical Systems. The Company’s cybersecurity risk management program is being integrated into the overall enterprise risk management program and includes a cybersecurity incident response plan.

The Company’s cybersecurity risk management program includes, or is in the process of establishing, the following elements:

●	Risk assessments designed to help identify material cybersecurity risks to the Company’s Confidential Information, Critical Systems, and the broader enterprise IT environment.
●	A security team principally responsible for managing:

●	The Company’s cybersecurity risk assessment processes;
●	Security controls over Confidential Information and Critical Systems; and
●	The Company’s response to cybersecurity incidents.
●	Cybersecurity awareness training for employees and senior management, including spear-phishing resistance training.
●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, including the process for informing senior management and the Board of Directors.
●	A vendor management policy for third-party service providers, suppliers, and vendors that access, process, or store the Company’s Confidential Information or Critical Systems.
●	The engagement of external cybersecurity experts, where appropriate, to advise on best practices, conduct vulnerability assessments, and assist with aspects of security controls.

The Company’s approach to cybersecurity is continuing to mature, and the Company is in the process of evaluating its cybersecurity needs and developing measures to enhance its cybersecurity posture. This includes conducting vulnerability assessments, developing incident response procedures, and considering engagement of external cybersecurity consultants for additional assessments and advisory services. The Company’s goal is to establish a cybersecurity framework that is commensurate with its size, complexity, and the nature of its operations, thereby reducing its exposure to cybersecurity risks.

As of the date of this Annual Report on Form 10-K, the Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations, or financial condition. However, the Company recognizes that the absence of a fully formalized cybersecurity framework may leave it vulnerable to cyberattacks, data breaches, and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt business operations, result in regulatory fines or litigation costs, and negatively impact the Company’s reputation among customers and partners.

The Company faces risks from cybersecurity threats that, if realized, could have a material adverse effect on the Company, including an adverse effect on its business, financial condition, and results of operations. Despite the Company’s efforts to improve its cybersecurity measures, there can be no assurance that its initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and the Company will continue to assess and update its cybersecurity measures in response to emerging threats. For further discussion of cybersecurity risk factors, see Item 1A. Risk Factors.

Governance

The Board of Directors of ConnectM Technology Solutions, Inc. considers cybersecurity risk as part of its overall risk oversight function. The Board has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees the establishment and effectiveness of the Company’s cybersecurity risk management program and related internal controls.

The Audit Committee is informed of material risks, when applicable, from cybersecurity threats by the Company’s management. Updates on cybersecurity matters, including material risks and threats, are provided to the Audit Committee on a periodic basis, and the Audit Committee in turn reports to the full Board of Directors regarding its activities, including those related to cybersecurity, at regular board meetings.

In addition, the Board of Directors will oversee any cybersecurity risk management framework and, through the Audit Committee, will review and approve cybersecurity policies, strategies, and risk management practices as they are developed and implemented.

Management

The Company’s executive management team, along with any managed information technology service providers, is responsible for assessing and managing risks from cybersecurity threats to the Company, including risks to its Confidential Information and Critical Systems. Management has primary responsibility for the Company’s overall cybersecurity risk management program.

Under the oversight of the Audit Committee, the Company’s Chief Executive Officer is primarily responsible for the assessment and management of material cybersecurity risks and for establishing and maintaining adequate and effective internal controls covering cybersecurity matters. The Chief Executive Officer has been designated as the lead in implementing the Company’s cybersecurity incident response plan.

●	Management meets with the Company’s information technology service providers periodically to discuss current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including:
●	Threat intelligence and other information obtained from governmental, public, or private sources, and from external service providers engaged by the Company;
●	Alerts and reports produced by security tools deployed in the Company’s information technology environment, including spear-phishing reports; and
●	Briefings from internal security personnel and external cybersecurity consultants.

The Audit Committee, with the assistance of the Chief Executive Officer, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters.

The Company’s cybersecurity incident response plan governs its assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and the Board of Directors.

As of the date of this report, other than the foregoing, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, and that are required to be reported herein.

Item 2. Properties.

ConnectM’s corporate headquarters is located in Marlborough, Massachusetts, where the Company leases approximately 2,396 square feet under a month-to-month lease. The Company also maintains offices in Hyannis, Massachusetts and Bangalore, India. ConnectM owns two properties and leases additional properties and holds a regulatory -approved site in India through its Geo Impex subsidiary for the planned development of an AI-driven data center and multimodal logistics park. The Company believes that its existing facilities are adequate to meet the current needs of its essential workforce, including employees working remotely, and that, if additional space becomes necessary, suitable facilities can be obtained on commercially reasonable terms.

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

Florida Solar acquisition litigation (Zrallack and RJZ Holdings LLC v. Aurai LLC, ConnectM Florida RE LLC, and Florida Solar Products, Inc.; Florida 19th Judicial Circuit—St. Lucie County)

On February 26, 2024, Robert J. Zrallack and RJZ Holdings LLC (the “Plaintiffs”) filed suit against Aurai LLC (“Aurai”), ConnectM Florida RE LLC (“ConnectM Florida RE”), and Florida Solar Products, Inc. (“Florida Solar”) (collectively, the “Subsidiaries”), each wholly owned subsidiaries of ConnectM Technology Solutions, Inc. (“ConnectM”), in connection with the Company’s 2022 acquisition of Florida Solar and related real estate transactions.

The matter was compelled to arbitration pursuant to the Stock Purchase Agreement. Following evidentiary hearings conducted in June and July 2025, the arbitrator issued an Interim Arbitration Award on September 11, 2025. Subsequent orders were entered addressing modification and attorneys’ fees and costs. On December 25, 2025, the arbitrator issued a Final Award incorporating prior rulings.

The Final Award includes:

●	Approximately $446,945 awarded in connection with claims relating to a mortgage and promissory note (plus continuing per diem interest);
●	Approximately $1,342,480 in damages relating to additional claims under the Stock Purchase Agreement (plus continuing per diem interest);
●	Attorneys’ fees and costs totaling approximately $418,138 as of September 11, 2025, with interest accruing thereafter; Arbitrators’ fees and costs totaling approximately $74,013; and
●	Certain equitable and payment-related relief, including obligations relating to specified debt instruments and credit card balances.
●	In aggregate, Plaintiffs’ motion to confirm seeks entry of judgment totaling approximately $2,500,000 plus continuing interest.

On December 30, 2025, Plaintiffs filed a motion to confirm the arbitration award in the Circuit Court for the 19th Judicial Circuit (St. Lucie County, Florida), later amended on January 7, 2026. A hearing on the motion to confirm was noticed for February 12, 2026.

The Company has filed a motion to vacate the arbitration award, which is scheduled to be heard on April 30, 2026. The Company believes confirmation of the award is not appropriate while post-award relief remains pending and continues to evaluate all available legal remedies.

On January 7, 2026, Plaintiffs also served post-award discovery requests styled as “discovery in aid of execution.” The Subsidiaries filed a motion to strike such discovery and for a protective order on the basis that no final judgment has been entered and discovery in aid of execution is premature.

As of the date of this filing:

●	The arbitration award has not yet been confirmed by the court;
●	No final enforceable judgment has been entered;
●	Post-award motion practice remains pending; and
●	The Subsidiaries are pursuing available legal remedies, including seeking vacatur and opposing confirmation.

The Company has recorded a litigation reserve of $1,024,002 in connection with this matter based on management’s assessment of probable loss under ASC 450. The amount reserved reflects management’s current estimate of probable exposure; however, the total amount sought by Plaintiffs significantly exceeds the recorded reserve. The ultimate outcome of the confirmation proceedings, any motion to vacate, and related enforcement proceedings cannot be predicted with certainty. The final resolution of this matter could result in adjustments to the amount reserved, which could be material to the Company’s consolidated financial statements in the period such adjustment is determined.

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

Holders of Record

As of date of filing, there were 2,302 holders of record of our Common Stock and 10 holders of record of our Public Warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our Public Warrants is greater than the number of record holders and includes holders of our Common Stock or Public Warrants whose shares of Common Stock or Public Warrants are held in street name by brokers and other nominees.

Dividend Policy

We have never declared any dividends on our Common Stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will depend on various factors, including applicable Delaware law, future earnings, capital requirements, results of operations and any other relevant factors. In general, as a Delaware corporation, we may pay dividends out of surplus capital or, if there is no surplus capital, out of net profits for the fiscal year in which a dividend is declared and/or the preceding fiscal year

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025 with respect to securities that may be issued under our equity compensation plans:

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Between January 1, 2026 and the date of this filing, the Company issued an aggregate of 17,112,737 shares of its common stock in, transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”). These issuances included: (i) 1,068,175 shares, issued to certain directors, officers, advisors, and employees of the Company as equity compensation for services rendered, (ii) 15,400,000 shares issued as consideration for acquisitions completed during the period, (iii) 275,000 shares issues as commitment shares for additional convertible notes, and (iv) 369,562 shares issued to convertible debt holder for extinguishing $63,491 of liabilities including accrued interest

The issuances to directors, officers, advisors, and employees were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder, as transactions not involving a public offering and/or under compensatory benefit plans and contracts relating to compensation.

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

Executive Overview

ConnectM (the “Company”) is a Delaware corporation headquartered in Marlborough, Massachusetts. On July 12, 2024 (the “Merger Closing Date” or the “Merger Closing”), Monterey Capital Acquisition Corporation (“MCAC”) consummated an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectM Technology Solutions, Inc. (“Legacy ConnectM”) in which MCAC acquired all of the issued and outstanding shares of Common Stock from Legacy ConnectM shareholders (the “Business Combination”) in exchange for 14,500,000 shares of MCAC’s Common Stock. On the Merger Closing Date, MCAC changed its name to ConnectM Technology Solutions, Inc. (“ConnectM”) and it became a publicly listed company.

ConnectM conducts its operations through its subsidiaries and operates a unified, AI-enabled technology platform powering the modern energy economy. Through this platform, the Company connects OEMs, service providers and end customers to enable electrification, decarbonization and grid-aware energy management across residential, commercial and infrastructure applications.

The Company delivers solutions to its customers for (i) the decarbonization of homes, critical infrastructure and businesses through energy management-as-a-service offerings, including weatherization, HVAC, solar, battery and EV charging solutions, (ii) the facilitation of business-to-business transportation through its online and mobile last-mile delivery platform utilizing contracted drivers, and (iii) the management of connected operations through its industrial internet of things (“IIoT”) platform. These offerings are integrated and optimized through the Company’s proprietary platform, developed and continuously enhanced by Keen Labs, its AI and technology subsidiary.

The Company also offers physical products as part of its solutions offerings, including AI-enabled heat pump systems for use in the decarbonization of homes and businesses, as well as display clusters, digital control units and vehicle control units used in the management of connected operations.

The Company also provides managed solutions offerings, including human resources management, procurement services, omnichannel marketing and lead generation services, and access to working capital solutions designed to improve operating efficiency and enhance profitability for service providers.

The Company’s platform and associated software continuously collect and analyze operational data, generating actionable insights that customers use for monitoring, optimization and decision-making, and enabling applications such as predictive maintenance and virtual power plant integration.

The Company earns revenue across six operating segments:

●	Owned Service Network – Electrification and HVAC service providers delivering energy-efficient installations and long-term performance monitoring to end-users;
●	Managed Solutions – Third-party service providers using ConnectM’s AI and back-office platform under managed service agreements;
●	Distributed Energy & Renewables (“DER”) – Solar and distributed energy solutions for commercial, residential, consumer, and industrial customers in India, including project development, EPC services and ongoing energy management;
●	Transportation – Primarily India-based EV fleet management and battery diagnostics operations serving OEMs and mobility companies; and
●	Logistics – DeliveryCircle, LLC, a U.S.-based subsidiary offering AI-enabled dispatch, route optimization, and sortation services within the last-mile delivery sector.
●	Corporate & Strategic Assets – Corporate-level operations and the Geo Impex India landholding, an approximately 76-acre site near Chatrapur, Odisha, India approved for development into a multimodal logistics park and AI-enabled data center campus; this segment did not generate revenue during the periods presented.

Collectively, these businesses are interconnected through ConnectM’s data infrastructure, which enables predictive maintenance, energy optimization, and operational efficiency across the energy and logistics ecosystems.

Industry Context and Market Drivers

ConnectM operates at the intersection of three global macro-trends:

1.	Electrification and Decarbonization – Global efforts to replace fossil-fuel-based systems with electrified alternatives, supported by more than $400 billion in funding from the U.S. Inflation Reduction Act (IRA) and similar programs abroad.[29]
2.	Artificial Intelligence and Data Infrastructure – Rapid adoption of AI-driven monitoring, diagnostics, and control systems across the built environment, projected to exceed $130 billion in global market value by 2030.[31]
3.	Mobility and Logistics Transformation – Electrification of transportation and the digitalization of last-mile logistics, projected to reach over $700 billion globally by 2030.[32]

These structural shifts create sustained tailwinds for ConnectM’s technology and services across residential, commercial, and industrial asset classes.

Revenue Model and Cost Structure

•

ConnectM generates revenue from hardware, software, and services across its six operating segments: Owned Service Network, Managed Solutions, Distributed Energy & Renewables, Transportation, Logistics, and Corporate & Strategic Assets:

•

Hardware revenue includes sales of intelligent devices such as display clusters, digital control units, EV fleet management modules and distributed energy system components, including solar and battery equipment.

•	Software and platform revenue includes recurring SaaS subscriptions, predictive analytics and asset-management licenses.
•

Service revenue includes installation, maintenance and repair operations under both owned and managed service models, as well as project development, EPC services and ongoing energy management within the Distributed Energy & Renewables segment.

•	Logistics revenue includes fees generated from last-mile delivery services, including dispatch, route optimization, sortation and related logistics services provided through the Company’s platform.
29	U.S. Department of Energy, “Inflation Reduction Act Summary and Implementation Guidance,” 2024.
30	McKinsey & Company, “The State of AI in Energy and Infrastructure 2024.”
31	Technavio Research, “Global Last-Mile Delivery Market 2023–2027 Outlook,” 2024.

Primary operating expenses include personnel costs, facility leases, depreciation and amortization, technology development, marketing, insurance, and professional services. ConnectM also incurs additional compliance and reporting costs associated with its public-company status.

Post-Business Combination Outlook

Following the Business Combination, ConnectM continues to integrate its acquired subsidiaries and expand its technology platform capabilities. Through a series of strategic transactions completed during and subsequent to the fiscal year, the Company has significantly broadened its operational footprint across distributed energy, defense sustainment, and AI-driven infrastructure.

In November 2025, the Company acquired certain assets of Amperics Holdings LLC pursuant to an Asset Purchase Agreement, consisting solely of proprietary technology related to nanotechnology-based energy storage. The acquired technology, which combines the rapid-response characteristics of supercapacitors with lithium-ion energy density to enable long-cycle-life storage systems suited for grid stabilization, data-center energy buffering, and electric-fleet charging applications, has been integrated into the Company’s Keen Labs subsidiary as a new product line. Keen Labs subsequently introduced its Hi-C™ and Hi-E™ energy storage product lines, targeting high-power and long-duration distributed energy storage markets, respectively.

In January 2026, the Company acquired a 40% equity interest in Sun Solar LLC, a leading U.S. residential and small-commercial solar developer and installer. The transaction increased stockholders’ equity by approximately $6.5 million. Under a related VPP kit supply agreement, Keen Labs will supply solar panels, batteries, and balance-of-system components to Sun Solar as the Company scales its AI-driven Energy Intelligence Network across Sun Solar’s install base. ConnectM is consolidating its solar operations under the “Sun Solar Northeast” banner and deploying additional capital to expand solar-plus-storage installations across the Northeast corridor.

In March 2026, the Company acquired Harry Kahn Associates, Inc. (“HKA”), an 80-year-old defense contractor specializing in mission-critical technical data systems and lifecycle support for U.S. military platforms, in exchange for 400,000 shares of ConnectM common stock. HKA’s structured operational datasets, when combined with Keen Labs’ AI platform, are expected to support advanced analytics, predictive maintenance, and digital lifecycle optimization across defense and government infrastructure.

The Company’s strategic priorities for the next twelve months include:

●	Expanding Keen Labs’ virtual power plant (“VPP”) and energy-as-a-service capabilities by deploying hybrid battery storage and solar-plus-storage systems through the Sun Solar and Amperics platforms, with the goal of converting one-time equipment sales into recurring grid-services revenue;
●	Advancing AI-driven asset health, predictive maintenance, and energy-efficiency analytics across residential, commercial, fleet, and defense applications;
●	Scaling defense and government market penetration through HKA’s established customer relationships and Keen Labs’ AI-powered lifecycle management tools; and
●	Evaluating additional strategic acquisitions within electrification, distributed-energy infrastructure, and defense sustainment to strengthen recurring-revenue streams and expand the Company’s addressable market.

Management believes that the combination of recurring energy-as-a-service and VPP revenue, diversified technology and service offerings spanning electrification, defense sustainment, and distributed energy, and the expanding Keen Labs AI platform positions ConnectM for continued growth and margin improvement through 2026 and beyond.

Recent Developments

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

On March 26, 2025, the Company was awarded its first Home and Building Electrification (HBE) project in India through a strategic partnership with a local energy services provider.

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

On April 11, 2025, the Company held a special meeting of shareholders. The shareholders voted to approve a reverse stock split and issuance of up to 25,000,000 shares via a standby equity purchase agreement however no shares were issued under the agreement. As of the date of this filing, the reverse stock split authorized at the April 11, 2025 special meeting had not been effected.

On April 25, 2025, the Company completed its acquisition of Cambridge Energy Resources Pvt. Ltd. (“CER”), a privately held India- based Energy-Management-as-a-Service provider, following receipt of all necessary regulatory approvals. Under the terms of the transaction, the purchase price was approximately $1,108,640 out of which, the Company has paid approximately $719,897 (as discussed in Note 5). CER brings an established operating presence in India’s rooftop solar and telecommunication energy - management sectors, complementing the Company’s Owned Service Network segment and Energy Intelligence Network. Management expects the integration of CER to accelerate strategic growth across distributed energy and telecom infrastructure markets in India and to contribute to an increased share of the Company’s India-based operations as a percentage of global revenue over the next twelve months.

On April 28, 2025, the Company entered into a stock purchase agreement with W4 Partners LLC (the “Seller”), for the purposes of acquiring from the Seller all of the issued and outstanding equity securities of Air Temp Service Co, Inc. (“ATS”) and Solar Energy Systems of Brevard, Inc (“SESB”) in exchange for the issuance of 2,200,000 shares of the Company’s common stock. Per the terms of the stock purchase agreement, if the Company was delisted from the Nasdaq exchange within 90 days of closing, the Company was required to issue an additional 2,700,000 shares of the Company’s common stock. The total fair value of the 4,900,000 shares of the Company’s common stock issued as consideration to the Seller was approximately $3,199,480, as determined using the closing share price on the date of agreement on April 28, 2025.

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

On May 6, 2025, the Company received a determination letter (the “Delisting Notification”) from the Nasdaq Hearings Advisor stating that the Panel had determined to delist the Company’s common stock, par value $0.0001 per share from the Nasdaq Capital Market, and Nasdaq suspended the trading of the Company’s Common Stock on May 7, 2025 because the Company had not demonstrated compliance with the MVLS Rule, nor did it meet any of the alternative requirements under Nasdaq Listing Rule 5550 (b) and had failed to demonstrate that additional time to regain compliance was appropriate.

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

During 2025, we issued 2,758,309 shares of our common stock to its directors and employees as consideration for past services performed with a fair value of approximately $512,000, as determined on the issuance date using the reported closing share price. During May 2025 and June 2025, we sold 3,658,333 shares of our common stock for gross proceeds of approximately $805,000 with a fair value of approximately $948,000, as determined on the issuance date using the reported closing share price.

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

On August 14 2025, the Company entered into a Second Amendment to the January 2025 Note (the “Second Amended January 2025 Note”), which extended the maturity date from August 8, 2025 to September 30, 2025 and required payment of an approximately $10,000 forbearance fee to the lender. This debt was subsequently paid off as on October 21, 2025.

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

On September 24, 2025, ConnectM entered into a Settlement and Termination Agreement with Libertas Funding, LLC, resolving all outstanding obligations related to a prior Agreement of Sale of Future Receivables and Debt Conversion Agreement. Under the terms of the settlement, Libertas agreed to terminate its senior secured lien and release all related financing statements and security interests in the Company’s assets. In consideration, ConnectM acknowledged a remaining debt balance of approximately $3,100,000 and agreed to a structured repayment plan providing for initial weekly payments followed by bi-monthly installments beginning in October 2025, with stepped increases tied to the Company’s planned uplisting to a senior market tier. The agreement also provides ConnectM with the right to redeem 1,557,796 shares of its common stock held by Libertas for nominal consideration following full repayment of the debt. The settlement eliminated all prior claims between the parties and restored full ownership control of the related equity securities to the Company’s shareholders

From October 6, 2025 through December 31, 2025, the Company entered into seven convertible note agreements in exchange for aggregate gross proceeds of $2,550,000 with five lenders (the “Q4 2025 Convertible Notes”). The Q4 2025 Convertible Notes bear interest at a rate of 20.0% per annum and mature 210 days from the agreement dates. The Q4 2025 Convertible Notes are convertible any time before the maturity date at the option of the holder into shares of the Company’s Common Stock at a conversion price equal to the lower of (i) $0.25 or (ii) the quotient obtained by dividing (x) the sum of the principal and accrued by unpaid interest by (y) 90.0% of the VWAP on the primary trading market of the Company’s Common Stock the three trading day period immediately preceding the measurement date. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and accrued interest by the conversion price.

On October 23, 2025, the Company entered into a funding agreement with an institutional investment fund pursuant to which it issued a promissory note in the principal amount of $275,000. The note was issued with a 10% original issue discount, resulting in net proceeds to the Company of $250,000, and carries a one-time interest charge of 10%. The note matures 12 months from issuance and requires monthly amortization payments beginning 180 days after the issue date. The Company may prepay the note at any time without penalty in accordance with the terms of the agreement.

The note includes a contingent conversion feature that becomes exercisable only upon the occurrence of an event of default, at which time the holder may elect to convert all or a portion of the outstanding balance into shares of the Company’s Common Stock at a conversion price equal to 75% of the lowest closing bid price during the 15 trading days immediately preceding the conversion date. In connection with the note, the Company instructed its transfer agent to reserve a sufficient number of shares of Common Stock (initially 5,723,214 shares, subject to adjustment) to satisfy any potential conversions in the event of default. The proceeds from this financing are being used for working capital and general corporate purposes.

On October 27, 2025, the Company announced the formation of Keen Labs Operations LLC, a wholly owned subsidiary established to consolidate and expand our AI and technology operations. In December 2025, upon advice of counsel, the Company implemented an updated entity structure and organized Keen Labs, which now serves as the Company’s wholly owned subsidiary for these purposes. Keen Labs serves as our dedicated technology and innovation arm, housing all of our AI, industrial IoT, battery systems, and distributed energy platforms and products. The subsidiary provides a focused structure to accelerate product development, improve capital efficiency, and pursue both organic and acquisition-driven growth across the energy transition, logistics, and mobility sectors. Keen Labs builds on the strong foundation of our existing technology operations, which have demonstrated substantial revenue and margin growth over the past several years. The subsidiary is expected to serve as the central platform for future technology development and strategic partnerships, enabling us to strengthen our leadership position in AI-powered electrification and the modern energy economy.

On November 3, 2025, we entered into an Asset Purchase Agreement with Amperics Holdings LLC and its parent, Amperics Inc. (together, “Amperics”), pursuant to which we acquired certain assets related to Amperics’ nanotechnology-based energy-storage business (the “Acquisition”). We obtained control upon execution and closing of the Asset Purchase Agreement and the related Bill of Sale and Assignment and Assumption Agreement.

Consideration and ownership acquired: The consideration consisted of 2,700,000 shares of our Common Stock issued to the seller, valued at approximately $864,000 based on the closing price of $0.32 per share on the acquisition date. No cash consideration was paid. Because the transaction was structured as an asset purchase, we did not acquire voting equity interests of an acquiree entity, and therefore a percentage ownership disclosure is not applicable.

Contingent consideration: The Asset Purchase Agreement does not provide for earn-outs or other contingent consideration. The only potential adjustment is a mechanical equitable adjustment for stock splits occurring between signing and closing.

Assets acquired and liabilities assumed: Although the Asset Purchase Agreement contemplated the acquisition of contracts, intellectual property (including patents), and other assets, at the acquisition date Amperics had no contracts in place that would give rise to identifiable future economic benefits, the acquired patents had expired and offered no legal protection or separate future economic benefits, and no tangible assets existed. Accordingly, the sole identifiable asset acquired was proprietary technology related to pseudocapacitors, conductive ink formulations, production techniques, and product specifications. No liabilities existed or were assumed as of the acquisition date.

Purchase price allocation: The Company completed its purchase price allocation with the assistance of a third-party valuation specialist. The entire purchase consideration of approximately $864,000 was allocated to the acquired proprietary technology, which is being amortized on a straight-line basis over an estimated useful life of 10 years. No goodwill was recognized.

The sole asset acquired was proprietary technology related to Amperics’ nanotechnology-based energy-storage business, which will be integrated into Keen Labs, the Company’s AI and technology subsidiary.

On November 3, 2025, we acquired control of Geo Impex through an Exchange and Acquisition Agreement. Under the agreement, (i) We acquired approximately 86.22% of the voting equity interests of Geo Impex India in exchange for newly issued shares of our common stock and promissory notes indirectly through our wholly owned subsidiary in India. The remaining 13.78% is held by third-party shareholders and is reported as non-controlling interest of $984,025.

As part of the consideration, we issued 33,300,000 shares of our common stock valued at approximately $10,656,000 based on the closing price on the acquisition date and a promissory note with a principal amount of $788,900 for a total purchase price of $11,444,900.

The agreement contains no earn-outs or other contingent consideration. The number of shares issued is subject only to an equitable adjustment for stock splits between signing and closing. The promissory note has a fixed principal and no variable features.The transaction was evaluated under ASC 805, Business Combinations.

Accounting treatment: The Company concluded that the transaction did not meet the definition of a business combination and was accounted for as an asset acquisition under U.S. GAAP. The allocation of purchase consideration to identifiable assets (including land and related rights) and liabilities have been determined based on their relative fair values at the acquisition date. No goodwill was recognized.

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

On December 29, 2025, ConnectM entered into a Settlement and Termination Agreement (the “Yorkville Agreement”) with Yorkville related to the Company’s December 17, 2024 SEPA. The Yorkville Agreement provides for continued $250,000 cash payments on alternate Mondays, applied to reduce the outstanding pre-paid advance obligation (including principal, interest and applicable premiums), and confirms the December 15, 2025 payment was applied first to satisfy the $187,500 deferred fee, with the balance applied to the pre-paid advance obligation.

The Yorkville Agreement further provides that, if an underwritten public offering in connection with an uplisting to a national securities exchange is consummated, the SEPA will be terminated immediately prior to the closing, and Yorkville will receive a termination fee in Common Stock valued at $175,000 equal to the price per share of Common Stock in this offering, as well as a 24-month ROFR on any future equity line of credit.

On January 5, 2026, the Company entered into an acquisition agreement to acquire a 40% equity interest in Sun Solar LLC (“Sun Solar”), a U.S.-based residential and small-commercial solar developer and installer, in exchange for 15,000,000 shares of the Company’s common stock. The investment is accounted for under the equity method of accounting in accordance with ASC 323, as the Company has the ability to exercise significant influence over Sun Solar’s operating and financial policies but does not hold a controlling financial interest. Concurrently, the Company, through its subsidiary Keen Labs Operations, Inc., entered into a managed services agreement with Sun Solar pursuant to which Keen Labs will provide procurement, marketing and lead generation, and working capital support services in exchange for fees equal to 40% of Sun Solar’s gross revenues, with revenue recognized in accordance with ASC 606 as services are performed. Sun Solar is also expected to serve as a strategic installation and distribution channel for the Company’s home energy and electrification solutions, including a VPP kit supply agreement with Keen Labs covering solar panels, batteries and balance-of-system components. The Company intends to align its solar operations with Sun Solar under the “Sun Solar Northeast” banner and deploy additional capital to support the expansion of cutting-edge energy storage and VPP installations.

On January 15, 2026, at a special meeting of stockholders, the Company’s stockholders approved a reverse stock split of the Company’s Common Stock at a ratio between 1-for-5 and 1-for-50, with the final ratio to be determined by the Board of Directors. On March 26, 2026, the Board approved a 1-for-32 reverse stock split ratio and authorized the Company to effect the reverse stock split at 4:01 p.m. (Eastern Time) on April 17, 2026, with trading on a split-adjusted basis expected to commence on April 20, 2026, subject to regulatory approval and completion of applicable procedures. Each thirty-two (32) shares of Common Stock outstanding immediately prior to the effective time will be combined into one share, with fractional shares rounded up to the nearest whole share. The Company has filed, or is in the process of filing, the necessary documentation with applicable regulatory authorities, including FINRA, and is coordinating with its transfer agent to effect the split.

On January 1, 2026, the Company transferred all HVAC business assets and operations conducted under the Air Temp Service Co. trade name to A.T.S. Heating & Cooling LLC (“ATS LLC”), a New Jersey limited liability company, pursuant to a Non-Cash Business Asset Transfer Agreement. The transaction involved no cash consideration, and ATS LLC did not assume any pre-existing liabilities of the Company, with all obligations arising prior to the effective date retained by the Company. The Company retained a 1% non-voting, non-distributing equity interest in ATS LLC solely for participation in a shared health benefits arrangement and is entitled to 2% of net proceeds in the event ATS LLC is sold within 24 months of the effective date. The Company is also subject to a five-year non-compete covenant within ATS LLC’s service territories. Management does not expect the transaction to have a material adverse effect on ongoing operations.

Subsequent to December 31, 2025, Greentech Renewables placed additional purchase orders under the previously announced distribution agreement. In January 2026, Greentech placed a follow-on order of approximately $865,000, and in February 2026, an additional order of approximately $1,000,000, increasing cumulative purchase commitments under the arrangement to approximately $1,865,000.

On March 10, 2026, the Company completed the acquisition of Harry Kahn Associates, Inc. (“HKA”), a defense-focused technical data development company, in exchange for 400,000 shares of the Company’s common stock. No cash consideration was paid and no debt was assumed. HKA provides logistics support analysis databases, technical manuals, and training materials for U.S. government agencies and defense contractors. The acquisition expands the Company’s technology platform into the defense and government infrastructure sector and is expected to enable the application of Keen Labs’ AI and data analytics capabilities to predictive maintenance, lifecycle sustainment, and logistics intelligence use cases. The Company will account for the transaction as a business combination under ASC 805, and the purchase price allocation is preliminary.

Subsequent to December 31, 2025, the Company issued several unsecured convertible promissory notes to certain investors for aggregate gross proceeds of approximately $2,125,150. During January 2026, the Company issued four convertible promissory notes with aggregate principal of $1,077,150, and in February 2026, the Company issued two convertible promissory notes with principal of $478,000.

In addition, in March and April 2026, the Company issued additional convertible promissory notes with aggregate principal of $570,000, including (i) $224,000 issued on March 30, 2026, (ii) $150,000 issued on March 30, 2026, and (iii) an aggregate of $200,000 issued on April 2, 2026.

The notes bear interest and are convertible into shares of the Company’s common stock at the option of the holders in accordance with their respective terms. In certain instances, the Company issued shares of common stock as additional consideration in connection with these financings, and the notes may be issued at a discount to face value. The notes were issued in private placements exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) and/or Regulation D, and the proceeds were used for working capital and general corporate purposes.

Subsequent to December 31, 2025, the Company also entered into multiple promissory note and term loan agreements with third-party lenders, providing aggregate gross proceeds of approximately $1,310,000. During January and February 2026, the Company issued multiple promissory notes, including notes with principal amounts of $500,000, and $230,000. In addition, the Company entered into term loan agreements with principal amounts of $500,000 and $80,000 with third-party lenders. The promissory notes generally bear interest and mature in accordance with their contractual terms, and the term loans are repayable pursuant to scheduled principal and interest payments. In February 2026, the Company amended one of its existing promissory note agreements to modify certain terms. Proceeds from these financings were used for working capital and general corporate purposes.

On March 9, 2026, the Company expanded its financing arrangements through an addendum to its existing factoring and security agreement with a lender. The arrangement provides working capital through the sale of receivables and purchase order financing, including supplier payments made directly by the lender.

Pursuant to the addendum, Keen Labs Operations, Inc. was added as an additional obligor and is jointly and severally liable with affiliated entities. The facility is secured by substantially all assets of the applicable entities and includes cross-collateralization and cross-default provisions.

The arrangement includes enforcement mechanisms customary for facilities of this type, including the ability to accelerate obligations and pursue collection remedies upon an event of default.

On March 16, 2026, the Company refinanced and replaced the foregoing facility by entering into a new business loan and security agreement with a lender for $650,000. After deducting an origination fee of approximately $32,800, the payoff of the remaining balance on the prior facility and other applicable fees, net proceeds of approximately $428,400 were disbursed to the Company. The new facility requires 36 weekly payments of approximately $25,639 for a total repayment amount of $923,000 and matures in November 2026. The facility is secured by substantially all assets of the Company and certain of its subsidiaries, includes a personal guarantee from an officer of the Company, and contains customary covenants, including restrictions on additional indebtedness. Early repayment is permitted without penalty.

On March 20, 2026, the Company entered into an Asset Purchase Agreement to sell certain assets of its Green Energy Gains (“GEG”) business to Forge Team, Inc. The transaction is part of the Company’s continued focus on optimizing its operating structure and reallocating resources toward higher-margin and technology-enabled solutions.

The transaction includes the transfer of customer relationships, backlog, and certain operating assets, while the Company retains historical liabilities associated with pre-closing operations. The Company will provide limited transition support to facilitate continuity of operations following closing.

On March 24, 2026, the Company entered into an additional business loan and security agreement with a lender for $350,000. After deducting applicable fees, net proceeds were disbursed to the Company. The facility requires periodic payments of future receivables consistent with prior agreements with this lender and is secured by substantially all assets of the Company and certain of its subsidiaries, and includes a personal guarantee from an officer of the Company.

The proceeds from the foregoing financings were used for working capital and general corporate purposes and to support the Company’s near-term liquidity needs.

Convertible Notes

As of December 31, 2025, the Company has a series of outstanding short-term convertible promissory notes (collectively, the “Convertible Notes”), issued between May 2025 to December 2025, as summarized in the table below. The notes vary by issuance date, principal amount, stated interest rate, and maturity, and may be converted into shares of the Company’s Common Stock at the election of the holders.

The table below sets forth, for each outstanding note, the issuance and maturity dates, original conversion price, stated interest rate, principal amount, and whether the note has been converted as of the reporting date:

Summary of Convertible Notes Outstanding as of December 31, 2025

(Amounts in U.S. dollars)

			Conversion Option
			Period
		Conversion	of Exercisability	Maturity Date
Issuance Date	Net Proceeds	Price	(from issuance date)	(from issuance date)
5/26/2025 (1)	$156,000	$0.25	180-days	210-days
10/1/2025 (2)	188,000	$0.05	Upon Default	302-days
10/7/2025 (2)	130,000	$0.05	Upon Default	312-days
10/23/2025 (3)	246,250	$0.0375	Upon Default	365-days
11/25/2025 (5)	192,000	$0.0325	Upon Default	310-days
11/25/2025 (4)	500,000	$0.25	210-days	210-days
12/2/2025 (4)	250,000	$0.25	210-days	210-days
12/8/2025 (4)	1,000,000	$0.25	210-days	210-days
12/8/2025 (4)	250,000	$0.25	210-days	210-days
12/8/2025 (4)	50,000	$0.25	210-days	210-days
12/16/2025 (4)	250,000	$0.25	210-days	210-days
12/17/2024 (6)	2,300,000	$2.00	Upon Default	82-days
	$5,512,250
(1)

From issuance until day 180, the Note’s outstanding principal and accrued interest are convertible, at the holder’s option, into common shares at a price equal to 90% of the lowest daily VWAP of the Company’s common stock during the three trading days immediately preceding the conversion date.

(2)

These convertible notes are convertible at a price equal to the greater of (i) $0.05 or (ii) 65% multiplied by the lowest trading price for the common stock during the ten trading days immediately preceding the conversion date. The conversion price is variable with $0.1418 as floor conversion price.

(3)	This convertible note is convertible at a price equal to 75% multiplied by the lowest closing bid price for the common stock during the fifteen trading days immediately preceding the conversion date.
(4)

For the first 210 days following issuance, the outstanding principal and accrued interest on each Note are convertible, at the holder’s option, into Common Stock at a price equal to the lower of (1) quotient (rounded down to the nearest whole share) obtained by dividing (x) the sum of the Principal Amount and any interest accrued thereon by (y) 90% of the lowest daily volume weighted average price (the “VWAP”) of the Common Stock on the primary trading market of the Common Stock during the 3 trading day period immediately prior to the applicable measurement date or (2) a fixed conversion price of $0.25. After the 180- day period, the Notes may convert at their fixed stated conversion price of $0.25. The Notes are expected to be converted into shares of our Common Stock.

(5)	These convertible notes are convertible at a price equal to 65% multiplied by the lowest trading price for the common stock during the ten trading days immediately preceding the conversion date.
(6)	The conversion price is variable with $0.1418 as floor conversion price.

The Convertible Notes are convertible at the option of the holder into shares of the Company’s Common Stock at a conversion price determined in accordance with the note agreements. The number of shares issuable upon conversion is determined by dividing the sum of the outstanding principal and any accrued but unpaid interest by the applicable conversion price.

Several earlier-issued notes have been fully converted as of the balance sheet date. Subsequent issuances between May 2025 and the date of this Annual Report on Form 10-K (above table) remain outstanding and, if converted, would result in the issuance of up to approximately 10,124,724 shares of Common Stock based on the applicable conversion prices.

These instruments form part of the Company’s capital-structure transition plan aimed at deleveraging the balance sheet and simplifying outstanding debt prior to uplisting. Management believes conversion or repayment of these notes will reduce interest expense and improve liquidity flexibility.

Further, during the year ended December 31, 2025, the Company also converted $6,155,891 of convertible note principal and accrued interest into 35,011,418 shares of common stock, including certain exchanges following the expiration of original conversion windows. These negotiated debt-for-equity exchanges under Section 3(a)(9) were determined to be substantial modifications and were accounted for as debt extinguishments. Accordingly, the Company recognized a gain on extinguishment of $2,261,222, representing the difference between the fair value of shares issued and the carrying amount of the related debt, including any unamortized discounts or premiums.

Known Trends and Uncertainties

The Company operates in markets undergoing significant structural change driven by electrification, distributed energy adoption, artificial intelligence, and digitalization of infrastructure and logistics. Management believes the following trends, developments, and uncertainties are reasonably likely to have a material impact on the Company’s future operating results, financial condition, and growth trajectory.

Electrification of Buildings and HVAC Systems

The transition from fossil-fuel-based heating systems to electric alternatives—particularly high-efficiency heat pumps continues to accelerate across residential and light commercial markets. This trend is supported by aging building stock, rising energy costs, and government incentive programs.

As ConnectM’s service network is heavily exposed to HVAC electrification, including installation, monitoring, and optimization services, continued adoption of electric heating technologies represents a significant growth driver. However, the pace and durability of this trend remain subject to several uncertainties, including:

●	the continuation, funding, and implementation timing of federal and state incentive programs;
●	consumer adoption rates and perceived return on investment for electrification upgrades;
●	availability of skilled labor and installation capacity; and
●	competing technologies or fuel-price dynamics that may impact adoption decisions.

A slowdown in electrification adoption or a reduction in incentive support could materially impact demand for the Company’s services.

Expansion of Distributed Energy and Energy Storage

The increasing deployment of distributed energy resources, including solar generation and battery storage systems, is transforming how energy is produced, stored, and consumed at the edge of the grid. Battery storage in particular is expected to play a critical role in load shifting, resilience, and participation in virtual power plant (“VPP”) networks.

ConnectM’s strategy—through its service network and Keen Labs platform—is designed to capture value across the DER lifecycle, including installation, monitoring, optimization, and aggregation into AI-enabled energy networks. The Company expects continued growth in demand for solar-plus-storage solutions, particularly as grid constraints and peak pricing dynamics intensify.

Key uncertainties include:

●	evolving economics of battery storage, including input costs (e.g., lithium, components) and system pricing;
●	regulatory frameworks governing VPP participation and grid interconnection;
●	utility policies related to net metering and distributed generation compensation; and
●	the Company’s ability to scale its technology platform to manage increasing volumes of distributed assets.

Artificial Intelligence and Data Infrastructure in Energy Systems

The integration of artificial intelligence into energy, building, and infrastructure systems is accelerating, enabling predictive maintenance, real-time optimization, and autonomous control of connected assets. ConnectM’s platform and Keen Labs platform are designed to leverage these trends by aggregating operational data and deploying AI models across its installed base.

As adoption of AI-enabled infrastructure increases, the Company expects:

●	improved operating efficiencies and service margins through automation and predictive analytics;
●	new revenue opportunities tied to data services, optimization, and asset performance management; and
●	enhanced competitive positioning through proprietary data accumulation and model training.

However, uncertainties include:

●	the pace of enterprise and customer adoption of AI-driven solutions;
●	competition from larger technology platforms and OEM-integrated software offerings;
●	evolving data governance, privacy, and cybersecurity requirements; and
●	the capital and operating costs required to scale AI infrastructure.

Digitalization and Optimization of Logistics and Mobility

The logistics and transportation sectors are undergoing rapid digital transformation, driven by e-commerce growth, demand for faster delivery times, and increasing cost pressures. At the same time, fleet electrification and sustainability requirements are reshaping operational models.

Through its logistics and transportation segments, ConnectM provides AI-enabled routing, dispatch, and fleet analytics solutions. Management believes that continued digitalization of last-mile logistics and fleet operations will drive demand for these solutions, particularly as customers seek to improve efficiency and reduce costs.

Uncertainties impacting this trend include:

●	variability in e-commerce growth and shipping volumes;
●	competitive pressures from large logistics platforms and in-house enterprise solutions;
●	adoption rates of EV fleets and related infrastructure; and
●	macroeconomic conditions affecting shipping demand and customer spending.

Government Spending and Policy Support for Energy Transition and AI

Government policy remains a critical driver of demand across the Company’s core markets. Programs supporting electrification, renewable energy deployment, energy efficiency, and grid modernization—such as those authorized under the Inflation Reduction Act—have created substantial market tailwinds.

In addition, increasing government investment in artificial intelligence, infrastructure resilience, and digital systems may create new opportunities for ConnectM, particularly where its technology intersects with energy systems, smart infrastructure, and public-sector deployments.

However, these opportunities are subject to significant uncertainties, including:

●	changes in political priorities, budget allocations, or regulatory frameworks;
●	delays in program implementation or disbursement of funds;
●	evolving compliance and reporting requirements; and
●	the Company’s ability to access and compete for government-related contracts.

A reduction or delay in government support could adversely affect market demand across multiple segments.

Macroeconomic and Supply Chain Considerations

The Company’s operations are influenced by broader macroeconomic conditions, including interest rates, inflation, and supply chain dynamics. Higher interest rates may impact consumer financing for electrification projects, while inflationary pressures may affect equipment costs and labor availability.

In addition, global supply chains for key components—such as semiconductors, batteries, and HVAC equipment—remain subject to disruption, which could impact project timelines, margins, and customer demand.

Technology Evolution and Competitive Dynamics

The markets in which the Company operates are characterized by rapid technological innovation and evolving competitive landscapes. Advances in HVAC systems, battery technologies, AI platforms, and logistics software could accelerate market growth but may also introduce competitive risks.

The Company’s future performance will depend on its ability to:

●	continue innovating through Keen Labs and its tech platform;
●	integrate acquisitions and expand its service network efficiently; and
●	differentiate its offerings through data, software, and end-to-end service capabilities.

Failure to adapt to technological change or competitive pressures could materially impact the Company’s results.

Comparability of Financial Information

Since becoming a public company, ConnectM has expanded its corporate, accounting, legal, and compliance infrastructure to meet ongoing reporting and governance requirements applicable to public companies. This transition has resulted, and is expected to continue to result, in higher general and administrative expenses, including those related to directors’ and officers’ liability insurance, director compensation, investor relations, and increased internal and external accounting, legal, audit, compliance, and administrative costs.

Reverse Recapitalization

On July 12, 2024, ConnectM consummated the Business Combination contemplated by the Merger Agreement with Legacy ConnectM surviving the merger as a wholly owned subsidiary of MCAC.

Immediately prior to the closing of the Business Combination:

●	Each outstanding share of Legacy ConnectM preferred stock was converted into Legacy ConnectM Common Stock based on a one-to-one ratio.
●	The Business Combination is accounted for with a retrospective application of the Business Combination that results in 2,427,791 shares of preferred stock converting into the same number of shares of Legacy ConnectM Common Stock convertible note payable totaling $2,250,000 were converted into shares of Legacy ConnectM Common Stock at $7.00 per share, resulting in the issuance of 321,428 shares of Legacy ConnectM Common Stock.

Upon consummation of the Business Combination:

●	Each share of Legacy ConnectM stock issued and outstanding was cancelled and converted into the right to receive 3.3214 shares of the Company’s Common Stock.

Upon the closing of the Business Combination:

●	MCAC’s certificate of incorporation was amended and restated to, among other things, set the total number of authorized shares of capital to 110,000,000 shares, of which 100,000,000 were designated as Common Stock, $0.0001 par value per share, and of which 10,000,000 shares were designated as preferred stock, $0.0001 par value per share.
●	On September 25, 2025, the Company filed a Certificate of Amendment (the “Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Amendment had the effect of increasing the total number of authorized shares of the Company’s Common Stock, $0.0001 par value per share, from 100,000,000 to 250,000,000. The Amendment had no effect on the number of authorized shares of preferred stock.
●	Accordingly, following the filing of the Amendment, effective September 25, 2025, the Company’s authorized capital stock consisted of 260,000,000 shares, representing (i) 250,000,000 shares of Common Stock, and (ii) 10,000,000 shares of preferred stock. The Amendment was approved by the Company’s Board of Directors on August 13, 2025, and by the Company’s stockholders on September 24, 2025.

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

As a result of the Business Combination, ConnectM became a publicly traded company, which required it hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. The Company incurred additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance and legal fees.

Key Factors Affecting Operating Results

The Company believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed in Item 1A “Risk Factors”.

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

Reportable Segments

ConnectM’s reportable operating segments include:

●	Owned Service Network focuses on the deployment of modern energy economy solutions into enterprises, infrastructure providers, and homes and businesses by providing installation and maintenance services for electrified heating and cooling solutions and distributed energy solutions (including solar and battery). The installed equipment is connected to the Company’s tech platform to ensure peak performance and efficiency of the equipment as well as allowing the Company to remotely monitor maintenance needs.
●	Managed Solutions provides a selection of servicing offerings that customers can select that include human resources management, procurement services, omnichannel marketing and lead generation as well as access to short-term working capital loans.
●	Distributed Energy & Renewables (“DER”) focuses on the delivery of solar and distributed energy solutions for commercial, residential, consumer, and industrial customers in India through the Company’s Cambridge Energy Resources subsidiary, including project development, EPC services and ongoing energy management.
●	Logistics focuses on the facilitation of business-to-business transportation of commercial and other heavy goods using the Company’s last mile delivery platform and software.
●	Transportation focuses on the management of connected operations using the Company’s IIoT platform to remotely monitor and control the performance of equipment for original equipment manufacturers and other enterprise customers.
●	Corporate & Strategic Assets holds the Company’s Geo Impex landholding near Chatrapur, Odisha, India, a strategic real estate asset approved for development into a multimodal logistics park and AI-enabled data center. This segment did not generate revenue during the periods presented and primarily reflects corporate-level activities and the carrying value of the land asset.

Key Components of Our Results of Operations

Key Components of Our Results of Operations

Revenue

ConnectM’s revenue is derived from contracts with customers and is recognized in accordance with ASC 606, comprising (i) installation and maintenance services for solar energy systems and HVAC solutions across customers, (ii) logistics and delivery services, (iii) product sales of hardware with embedded software to OEMs and wholesale distribution of heat pump equipment and smart controls through national distribution partners, (iv) software subscription services providing access to the Company’s IIoT platform, (v) managed solutions including HR, procurement, marketing and lead generation services, and (vi) distributed energy and renewables services, including EPC activities and sale of electricity under power purchase agreements. We fulfill obligations and recognize revenue under a contract with a customer by transferring products and services in exchange for consideration from the customer. Payments received or consideration billed in advance are recorded as deferred revenue.

For projects expected to be completed within one year, we have elected to recognize revenue in the amount billable to the end-consumer.

Under our contracts in the managed solutions segment, working capital adjustments may be processed quarterly, if year-to-date costs incurred by the customer exceed the percentage of the customer’s revenue and are recorded as a reduction of selling, general and administrative expenses as it represents the customer’s reimbursement of costs incurred by us.

The Company excludes from revenue the taxes collected from customers and remitted to government authorities related to sales of our inventory. Shipping and handling costs that are billed to customers are included in net sales.

Cost of Revenue

Cost of Revenue consists of personnel-related expenses, including salaries, benefits and stock-based compensation, and facility costs for the Company’s operations and manufacturing teams. Cost of Revenue also includes expenses for costs of equipment and professional services related to the maintenance or installation of equipment. The Company expects its operations costs to increase in the foreseeable future as it continues to invest in the expansion of its operations.

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

The Company expects its selling, general and administrative expenses to increase for the foreseeable future as it scales headcount with the growth of its business, and because of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, increased insurance expenses, investor relations activities, and other administrative and professional services.

Loss on impairment of intangible assets and goodwill

Loss on impairment of intangible assets and goodwill consist of non-cash charges recognized when the carrying value of certain intangible assets exceeds their recoverable amount. This includes impairment losses related to customer relationships and trademarks associated with ATS and SESB, which were assessed for recoverability based on changes in circumstances and business conditions impacting the expected future economic benefits attributable to these assets. The Company performs impairment assessments whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The recognition of such losses reflects management’s ongoing evaluation of the continued utility and value of acquired intangibles in the context of the Company’s evolving operations and strategic priorities.

Other income (expense), net

Other income (expense), net consists primarily of interest expense incurred on our debt obligations, remeasurement gains or losses associated with the change in the fair value on our convertible notes payable and forward purchase agreement derivative liabilities, gains and losses on the extinguishment of liabilities, a gain on the modification of our forward purchase agreement, the bargain purchase gain from our CER acquisition, and other miscellaneous income or expenses incurred throughout the year.

Results of Operations

The following table summarizes our financial results for the period indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
Revenues	$35,836,809	$22,652,885	$13,183,924	58%
Costs and expenses:
Cost of revenues	24,371,255	16,706,177	7,665,078	46%
Gross profit	11,465,554	5,946,708	5,518,846	93%
Selling, general and administrative expenses	23,502,849	15,145,429	8,357,420	55%
Loss on impairment of intangible assets and goodwill	548,492	2,403,628	(1,855,136)	—%
Loss from operations	(12,585,787)	(11,602,349)	(983,438)	9%
Total other expense, net	(3,487,971)	(10,905,859)	7,417,888	(68)%
Net loss	$(16,073,758)	$(22,508,208)	$6,434,450	(29)%

Revenues

Revenue increased approximately $13,184,000, or 58%, to $35,837,000 for the year ended December 31, 2025 from $22,653,000 for the year ended December 31, 2024. This increase was primarily driven by the Company’s new Logistics segment, established in connection with the Delivery Circle acquisition completed in August 2024, and expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion.

Costs and Expenses

Cost of Revenues increased by approximately $7,665,000, or 46%, to $24,371,000 for the year ended December 31, 2025 from approximately $16,706,000 for the year ended December 31, 2024. This increase was primarily driven by the introduction of our new Logistics segment established in connection with the Delivery Circle acquisition completed in August 2024, which added approximately $5,780,000 in cost of revenue, which was driven by the increase in revenues for this segment, as described above, for the year ended December 31, 2025.

Selling, General and Administrative expenses

Selling, general and administrative expenses increased by approximately 8,357,000 or 55% to $23,503,000 for the year ended December 31, 2025 from $15,145,000 for the year ended December 31, 2024. The increase was primarily driven by approximately $3,020,000 of increased operating costs associated with becoming a public company in July 2024 and our expanding Owned Service Network through the acquisitions of additional service providers and geographic market expansion. Approximately $1,429,000 of selling, general and administrative expenses from our new Logistics segment, and increased marketing costs in our Owned Service Network segment of approximately $1,620,000 for the year ended December 31, 2025.

Loss on impairment of intangible assets and goodwill

Loss on impairment of intangible assets and goodwill decreased approximately $1,855,000, or 77%, to $548,000 for the year ended December 31, 2025 from approximately $2,404,000 for the year ended December 31, 2024. The decrease was primarily due to the Company having recorded significantly higher impairment losses in the prior year attributed goodwill and intangible assets of approximately $1,568,000 and 835,000, respectively. The impairment charge of $548,000 for the year ended December 31, 2025 reflects a reduced level of such losses on the customer relationships and trademarks associated with ATS and SESB, as the extent of the triggering conditions that existed in the prior year did not recur at the same magnitude during the current year.

Other Income (Expense)

	Year Ended December 31,		Change
	2025	2024	$	%
Interest expense	$(1,303,292)	$(2,714,048)	$1,410,756	(52)%
Loss on issuance of financial instruments	(45,250)	—	(45,250)	—
Loss on extinguishment of debt and vendor payable	(3,010,366)	(1,645,443)	(1,364,923)	83
Gain on Extinguishment of debt	2,568,839	2,257,638	311,201	14
Change in fair value of forward purchase agreement	(971,000)	(8,254,390)	7,283,390	(88)
Change in fair value of convertible debt	(2,146,284)	(1,707,747)	(438,537)	26
Loss on forward purchase agreement	—	(266,655)	266,655	(100)
Gain on forward purchase agreement	—	1,453,891	(1,453,891)	(100)
Change in fair value of derivative liabilities	(365,158)	(187,428)	(177,730)	95
Change in fair value of contingent consideration	(111,355)	(59,723)	(51,632)	87
Day one gain on issuance of SEPA	—	134,886	(134,886)	(100)
Gain on modification of liabilities	194,523	—	194,523	—
Bargain purchase gain	2,121,079	—	2,121,079	—
Change in fair value on 3(a)(10) Settlement Agreement (Note 12)	(721,829)	—	(721,829)	—
Other income (expense), net	302,122	83,160	218,962	263
Total other income (expense), net	$(3,487,971)	$(10,905,859)	$7,417,888	(68)%

Total other expense, net decreased to approximately $(3,488,000) for the year ended December 31, 2025 from approximately $10,906,000 for the year ended December 31, 2024, an improvement of approximately $7,418,000 or 68%. The major components of the year-over-year change are discussed below.

Interest expense. Interest expense decreased to approximately $1,303,000 for the year ended December 31, 2025 from approximately $2,714,000 for the year ended December 31, 2024, a decrease of approximately $1,411,000 or 52%. This decrease was primarily driven by a reduction in outstanding debt of approximately $7,261,000 resulting from the conversion of certain promissory notes into common stock during 2025.

Debt extinguishment, issuance, and modification activity. During the year ended December 31, 2025, the Company recognized a net loss on extinguishment of debt and vendor payables of approximately $(442,000) and a loss on issuance of financial instruments of approximately $45,000, partially offset by a gain on modification of liabilities of approximately $195,000, for a net charge of approximately $292,000. The loss on extinguishment resulted from amendments to certain debt and vendor agreements where the revised terms were determined to be substantially different from the original terms, requiring extinguishment accounting. During the year ended December 31, 2024, the Company recognized a net gain on extinguishment of debt of approximately $2,258,000, partially offset by a loss on extinguishment of approximately $1,645,000, for a net gain of approximately $613,000. The year-over-year unfavorable change of approximately $905,000 reflects the absence of the prior-year gain on extinguishment and higher extinguishment losses in the current year.

Fair value changes on financial instruments. The Company recognized the following fair value changes during the years ended December 31, 2025 and 2024:

The change in fair value of the forward purchase agreement resulted in a loss of approximately $971,000 for the year ended December 31, 2025 compared to a loss of approximately $8,254,000 for the year ended December 31, 2024, an improvement of approximately $7,283,000. The significant reduction in the prior-year period loss reflects the decline in the fair value of the forward purchase agreement as the instrument approached its settlement terms and the underlying share price volatility stabilized.

The change in fair value of convertible debt resulted in a loss of approximately $2,146,000 for the year ended December 31, 2025 compared to a loss of approximately $1,708,000 for the year ended December 31, 2024, an increase of approximately $439,000. This increase was primarily attributable to the reduction in outstanding convertible debt balances carried at fair value during 2025 as a result of debt conversions and settlements.

The change in fair value of derivative liabilities resulted in a loss of approximately $365,000 for the year ended December 31, 2025 compared to a loss of approximately $187,000 for the year ended December 31, 2024, an increase of approximately $178,000, driven by additional derivative instruments recognized in connection with convertible notes issued during 2025.

The change in fair value of the 3(a)(10) Settlement Agreement resulted in a loss of approximately $722,000 for the year ended December 31, 2025, with no comparable amount in the prior year as the agreement was entered into in January 2025.

The change in fair value of contingent consideration resulted in a loss of approximately $111,000 for the year ended December 31, 2025 compared to a loss of approximately $60,000 for the year ended December 31, 2024.

In the aggregate, fair value changes on financial instruments resulted in a net loss of approximately $3,594,000 for the year ended December 31, 2025 compared to a net loss of approximately $10,209,000 for the year ended December 31, 2024, an improvement of approximately $6,615,000.

Bargain purchase gain. During the year ended December 31, 2025, the Company recognized a bargain purchase gain of approximately $2,121,000 in connection with the acquisition of Cambridge Energy Resources Pvt. Ltd. (“CER”), where the fair value of net assets acquired exceeded the purchase consideration. No comparable gain was recognized in the prior year.

Day one gain on issuance of SEPA. During the year ended December 31, 2024, the Company recognized a day-one gain of approximately $135,000 on the issuance of the SEPA derivative liability, with no comparable amount in the current year.

Other income (expense), net. Other income, net increased to approximately $304,000 for the year ended December 31, 2025 from approximately $83,000 for the year ended December 31, 2024, an increase of approximately $221,000, primarily attributable to miscellaneous income items recognized during the current year.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2025, the Company had cash of approximately $2,904,000. The Company had a working capital deficit of approximately $24,739,000 at December 31, 2025 and incurred a net loss and generated negative cash flow from operating activities of approximately $16,058,000 and $7,888,000, respectively, for the year ended December 31, 2025. As of December 31, 2024, the Company had cash of approximately $2,408,000. The Company had a working capital deficit of approximately $26,247,000 at December 31, 2024 and incurred a net loss and generated negative cash flow from operating activities of approximately $22,508,000 and $5,959,000, respectively, for the year ended December 31, 2024. These are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of our consolidated financial statements. Our ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Cash Flows

The following table summarizes ConnectM’s cash flows for the period indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
Net cash used in operating activities	$(9,792,223)	$(5,959,133)	$(3,833,090)	64%
Net cash received from (used in) investing activities	$429,253	$(107,665)	$536,918	(499)%
Net cash provided by financing activities	$9,827,729	$7,286,542	$2,541,187	35%

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2025 was approximately $9,792,000. Net cash used in operating activities consisted primarily of net loss of approximately $16,058,000 offset by approximately $7,413,000 of non-cash items, primarily related to the loss on extinguishment of debt and vendor payable of approximately $3,010,000, depreciation and amortization of long-lived assets and intangible assets of approximately $815,000 offset by a bargain purchase gain of approximately $2,121,000. In addition, for the year ended December 31, 2025, net changes in operating assets and liabilities resulted in cash provided by operating activities of approximately $1,147,000.

Net cash used in operating activities for the year ended December 31, 2024 was approximately $5,959,000. Net cash used in operating activities consisted primarily of net loss of approximately $22,508,000 offset by approximately $13,261,000 of noncash items, primarily related to the loss on extinguishment of debt of approximately $1,645,000, loss on fair value measurement of debt of approximately $17,078,000, change in fair value of forward purchase agreement put option liability resulting in a loss of approximately $8,254,000 depreciation and amortization of long-lived assets and intangible assets of approximately $746,000 offset by a gain on modification of forward purchase agreement of approximately $1,572,000, impairment loss on goodwill and intangible assets of approximately $2,403,000 and the gain on extinguishment of debt of approximately $2,258,000. In addition, for the year ended December 31, 2024, net changes in operating assets and liabilities resulted in cash provided by operating activities of approximately $3,288,000.

Net cash received from investing activities

Net cash received from investing activities for year ended December 31, 2025 was approximately $429,000. Investing activities primarily included the purchase of capitalized software development costs of approximately $162,000 which was offset by proceeds received from acquisitions of businesses of approximately $559,000.

Net cash received from investing activities for year ended December 31, 2024 was approximately $108,000 and primarily included the purchase of capitalized software development costs of approximately $186,000 and purchases of property and equipment of approximately $27,000, cash paid for a noncontrolling interest of $60,000 offset by proceeds received from acquisitions of businesses of approximately $152,000.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was approximately $9,828,000. Financing activities consisted primarily of proceeds advance from lenders of $250,000, the issuance of debt of approximately $3,435,000 and the issuance of convertible debt of approximately $8,762,000, proceeds from factoring receivable arrangements of $736,000, proceeds from stock subscription agreement of $805,000, proceeds from premium financing obligations of approximately $326,000 and proceeds from Forward Purchase Agreement of $500,000. These financing activities were offset by payments on the Company’s debt facilities of approximately $2,518,000, repayment of convertible debt of approximately $638,000, repayment of deferred consideration of approximately $676,000, repayment of premium financing obligations of approximately $326,000, repayments on factoring receivable arrangements of approximately 736,000 and payment on finance leases of approximately $93,000.

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $7,287,000. Financing activities consisted primarily of proceeds from the business acquisition of approximately $35,771,000, proceeds advance from lenders of approximately $1,057,000, the issuance of debt of approximately $6,614,000 and the issuance of convertible debt of $4,940,000, and Reimbursement for Recycled Shares related to Forward Purchase Agreement of $1,000,000. These financing activities were offset by cash transferred in connection with forward purchase agreement of approximately $36,728,000 and payments on the Company’s debt facilities of approximately $2,262,000, repayment of convertible debt of $50,000, cash paid for debt issuance costs of approximately $1,015,000, advance to related party Monterey Capital Acquisition Corporation of approximately $1,934,000 and payment on finance leases of approximately $107,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Commitments and Contractual Obligations

On December 29, 2025, ConnectM entered into a Settlement and Termination Agreement (the “Yorkville Agreement”) with Yorkville related to the Company’s December 17, 2024 SEPA. The Yorkville Agreement provides for continued $250,000 cash payments on alternate Mondays, applied to reduce the outstanding pre-paid advance obligation (including principal, interest and applicable premiums), and confirms the December 15, 2025 payment was applied first to satisfy the $187,500 deferred fee, with the balance applied to the pre-paid advance obligation.

The Yorkville Agreement further provides that, if an underwritten public offering in connection with an uplisting to a national securities exchange is consummated, the SEPA will be terminated immediately prior to the closing, and Yorkville will receive a termination fee in Common Stock valued at $175,000 equal to the price per share of Common Stock in this offering, as well as a 24-month ROFR on any future equity line of credit.

As of the date of this filing, the Company has approximately $1,900,000 in unfulfilled purchase orders from Greentech Renewables for Keen-branded heat pump equipment and smart controls, pursuant to orders placed in January 2026 and February 2026. The Company expects to fulfill these orders in the ordinary course of business during fiscal year 2026.

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

Please refer to Note 2 “Summary of Significant Accounting Policies” in the notes to these consolidated financial statements included in this annual report for a description of significant accounting policies.

Reportable Segments

Our operations are organized into six reporting segments: Owned Service Network, Transportation, Logistics, Distributed Energy & Renewables, Managed Solutions, and Corporate & Strategic Assets. The structure is designed to allow us to evaluate the performance of our different solutions offerings, provide improved service and drive future growth in a cost-efficient manner. See Note 19 to the Consolidated Financial Statements for certain segment information about our business required by U.S. GAAP.

Recently Issued and Adopted Accounting Standards

See Note 2 for a discussion of any recent accounting pronouncements relevant to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2025, Adeptus Partners, LLC (“Adeptus”) resigned as the independent registered public accounting firm to ConnectM Technology Solutions, Inc. The audit reports of Adeptus for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports included an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through August 7, 2025, there were no disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and related instructions) between the Company and Adeptus on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Adeptus, would have caused Adeptus to make reference to the subject matter of the disagreements in connection with Adeptus’s reports on the Company’s financial statements for such periods.

During the Company’s fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through August 7, 2025, the only “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) were Adeptus’s communications to the Company of the material weakness in disclosure controls and procedures disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), and the material weaknesses in internal control over financial reporting disclosed in the 2024 Form 10-K and the 2023 Form 10-K. Descriptions of the foregoing material weaknesses in Part II, Item 9A. “Controls and Procedures” in the 2024 Form 10-K and the 2023 Form 10-K are incorporated herein by reference.

The Audit Committee approved the engagement of KNAV CPA LLP (“KNAV”), effective as of August 8, 2025, as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2025.

During the Company’s two most recent fiscal years and the subsequent interim period through August 8, 2025, neither the Company, nor anyone acting on its behalf, consulted KNAV regarding (A) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company by KNAV that KNAV concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (B) any matter that was either (i) the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act), or (ii) a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2025. Based on this evaluation, our Chief Executive Officer has concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described below.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Remediation of Material Weakness in Internal Controls

In connection with the preparation and audit of our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, material weaknesses were identified in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

●	Revenue Recognition and Financial Close Processes – Deficiencies in the application of revenue recognition policies, including the Right to Invoice Practical Expedient under ASC 606-10-55-18 for Managed Service Agreement contracts and the timing of revenue recognition for solar installations prior to completion of the applicable performance obligation; inability to timely close books, contributing to an elevated volume of audit adjustments across subsidiary trial balances.

●	Complex Financial Instruments and Valuations – Deficiencies in the identification and accounting for derivative instruments embedded in debt conversion agreements with multiple counterparties (one cause of the restatement of the third quarter 2024 financial statements); deficiencies in the accounting for the forward purchase agreement, the valuation of convertible notes under the fair value option, the classification of current versus non-current debt, and the measurement of contingent consideration related to the Delivery Circle acquisition.
●	Acquisitions, Business Combinations, and Related Transactions – Deficiencies in the accounting for the de-SPAC transaction completed in July 2024 (accounted for as a reverse recapitalization) and the acquisitions of Delivery Circle and Green Energy Gains; failure to identify the Green Energy Gains acquisition as a related party transaction prior to Board approval; deficiencies in the accounting for deferred offering costs associated with the business combination.
●	Impairment Testing and Balance Sheet Presentation – Deficiencies in the timely identification of triggering events and determination of impairment for intangible assets and goodwill at Solar Energy Systems (Florida Solar) and Cazeault Solar and Home, for which full impairment was recorded; recurring deficiencies in the classification of current versus non-current liabilities on the balance sheet.
●	Control Environment and Internal Control Framework –
o	The Company has not fully implemented a comprehensive internal control framework in accordance with the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO 2013), resulting in pervasive deficiencies across the control environment, risk assessment, control activities, information and communication, and monitoring components. The absence of a formally adopted and operationalized control framework has limited the Company’s ability to systematically identify, assess, and respond to financial reporting risks on a timely basis.
o	Additionally, the Company lacks a formal, documented process for the independent review of significant accounting estimates by qualified personnel at each interim and annual reporting date, increasing the risk that estimates are not subjected to sufficient scrutiny prior to inclusion in the financial statements.
●	IT General Controls, Systems Infrastructure, and Inventory Management –
o	The Company’s financial reporting processes are significantly dependent on QuickBooks, a platform that lacks the robust reporting capabilities, segregation of duties controls, and user access management features required for a public company reporting environment. The manual and error-prone nature of the financial close process, compounded by inadequate IT general controls, has contributed to delays and an elevated risk of undetected errors in the financial statements.
o	Furthermore, the Company currently maintains inventory records in Excel spreadsheets rather than within an integrated accounting or inventory management system, raising the risk of errors, data inconsistencies, and the absence of a sufficient audit trail, and creating challenges in ensuring completeness, accuracy, and timely reconciliation of inventory balances.
●	Contract Management and Document Integrity –
o	The Company lacks a centralized contract repository or standardized checklist for capturing key contract terms and their accounting implications, creating risk of unrecorded or incorrectly recorded transactions.
o	In addition, the Company identified certain unsigned key documents, including conversion notices, agreements, and certificates of completion, which impacts the enforceability of such agreements and raises concerns over the completeness and accuracy of the related accounting records.

Management expects to address these deficiencies by implementing remediation measures, including those already taken to date, which include the following:

●	Engaged an expert technical accounting advisor to prepare formal accounting memoranda supporting the Company’s revenue recognition policies and other complex accounting treatments in accordance with the FASB Accounting Standards Codification, including documentation of significant estimates, judgments, and transaction-specific accounting conclusions;

●	Engaged an external valuation specialist for all derivative instruments, notes conversion valuations, forward purchase agreement valuations, and contingent consideration remeasurements;
●	Designed and implemented internal controls over Treasury Management requiring systematic evaluation of all new debt instruments for embedded derivative features at inception;
●	Designed and implemented internal controls within the Record-to-Report cycle for triggering event identification and impairment testing, supported by enhanced monthly flux analysis and segment-level profitability reporting;
●	Overhauled the books closure process, including implementation of a fourth-business-day close target, prior-period trial balance lock-out, a responsibility assignment matrix for close task ownership, daily standup calls with controllers and the consolidation team, and a quarterly books clean-up cycle;
●	Establishing an M&A Steering Committee with a formalized due diligence framework incorporating explicit related-party identification procedures, a post-transaction integration playbook, and a requirement for independent auditor sign-off on all purchase price allocations and contingent consideration remeasurements before recording to the general ledger; and
●	Significantly expanded the Company’s financial reporting capacity by engaging a Consultant Financial Reporting Manager with public company accounting and SEC reporting experience, hiring SEC reporting specialists, onboarding a tax consultant, and establishing a dedicated Auditor Coordinator role.
●	The Company will establish a centralized contract repository and implement standardized checklists to identify key contract terms and ensure appropriate accounting treatment.
●	The Company will enhance its IT control environment by upgrading systems and strengthening user access controls, and will formalize and streamline the financial close process to reduce manual intervention and risk of error.
●	The Company will implement a formal process requiring independent review of significant accounting estimates by qualified personnel at each reporting date.
●	The Company will transition inventory records to an integrated accounting or inventory management system and implement controls to ensure completeness, accuracy, and timely reconciliation of inventory balances.
●	The Company will enforce formal documentation and approval procedures to ensure all key agreements and supporting documents are properly executed, maintained, and accessible.

We believe that the actions described above, when fully implemented and sustained over sufficient consecutive reporting periods, will remediate the material weaknesses described above. However, certain of these remediation measures are ongoing, and we cannot provide assurance that all measures will prove to be sufficient or that additional measures will not be required.

Inherent Limitations on Effectiveness of Controls

While management is working to remediate the material weaknesses described above, there is no assurance that these remediation efforts, when economically feasible and sustainable, will successfully remediate the identified material weaknesses. If we are unable to establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and is designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.

For as long as we are a “smaller reporting company” under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Moreover, we do not expect that internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The failure of our control systems to prevent error or fraud could materially adversely impact us.

Changes in Internal Control over Financial Reporting

Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes to our internal control over financial reporting that occurred during the year ended December 31, 2025.

Item 9B. Other Information.

Securities trading plans of Directors and Executive Officers. During the fiscal fourth quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Insider Trading Policy

The Company has adopted an insider trading compliance policy and program applicable to directors, executive officers and employees. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the OTC Markets Group Inc. listing standards. A copy of the insider trading policy is filed as Exhibit 19.1 to this Report on Form 10-K.

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

Name	Age	Title
Bhaskar Panigrahi	56	Chairman of the Board and Chief Executive Officer
Bala Padmakumar	64	Vice-Chairman of the Board, Corporate Development
Girish Subramanya	49	Chief Technology Officer
Mahesh Choudhury	55	Principal Financial Officer & Vice President, U.S. Operations
Kevin Stateham	55	Vice President, Sales and Corporate Development
Kathy Cuocolo(1)(2)(3)	73	Director
Stephen Markscheid(1)(2)(3)	71	Director
Gautam Barua(1)(2)(3)	53	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Information about our Executive Officers and Directors

Bhaskar Panigrahi is a member of our board of directors and serves as the Chairman of ConnectM and has been Chief Executive Officer of ConnectM since November 2015. Mr. Panigrahi has a rich experience of more than 25 years as a serial entrepreneur and investor. Mr. Panigrahi has an extensive experience in setting up, building, formulating corporate strategy and direction for various successful organizations. Mr. Panigrahi is also an investor in, and board member of, CCI Energy/Fairhaven Wind, Sure Ventures, BluStream Corp, and Blue Cloud Ventures. Prior to ConnectM, Mr. Panigrahi was Chairman and co-founder of Cambridge Energy Holdings from 2008 to 2016, and led the launching and building of multiple clean energy ventures including Cambridge Energy Resources (ultra-thin silicon wafers), Cambridge Clean Energy (replacing diesel with Solar and Battery in telecom towers in emerging economy), CCI Energy (community wind and solar projects under long term PPAs), EMX Control (light-weight controllers for renewable installations), and others. Prior to Cambridge Energy Holdings, Mr. Panigrahi was co-founder and chairman of Cambridge Technology Enterprises from 2004 to 2010, a global business and technology Services company where Mr. Panigrahi led a successful initial public offering on both Bombay and National Stock Exchange in India. Under his leadership, Cambridge Technology grew at 100% compound annual growth rate. Prior to Cambridge Technology Enterprises, Mr. Panigrahi served as Chief Executive Officer of CellExchange from 2002 to 2005, which acts as an enterprise systems developer to government enterprises and was named a Washington Technology Fast 50 company. Mr. Panigrahi also served as the Chief Executive Officer of Unique Computing Solutions and e-Solutions Integrator from 2000 to 2002, an internet technology and services firm. Mr. Panigrahi holds a BS in Computer Science from National Institute of Technology, Suratkal, India. We believe that Mr. Panigrahi has the qualifications to be a member of our board of directors because of his extensive experience being chairman and board of directors in multiple companies in the past and his leadership ability to set direction, vision, and leadership with guidance from other directors.

Bala Padmakumar is a member of our board of directors and serves as Vice Chairman of ConnectM. In addition to his role as director, Mr. Padmakumar focuses on strategic financing, investor communications and strategic roadmap and product development. Mr. Padmakumar had been MCAC’s Chief Executive Officer and the Chairman of the MCAC board of directors since September 2021. Mr. Padmakumar is a broad based entrepreneur and technologist with a strong background in strategic partnerships, product and business development, technology and operations, private equity, and venture capital environments. Since August 2020, Mr. Padmakumar has been a partner at Advantary LLC, where he specializes in business development and advises on strategic matters. Since January 2021, he has been actively advising the Asia practice of FocalPoint Partners LLC, a boutique investment bank, on deal flow diligence in the clean transition space in Asia. Since June 2021, he has been an advisor to the Chief Executive Officer of NTherma Corporation on strategic relationships and capital raising activities. From July 2016 to December 2021, Mr. Padmakumar has also advised on deal flow and provided operational support to portfolio companies for a fund set up to support SK Telecom Co., Ltd.’s strategic interests. From 2007 through 2010, Mr. Padmakumar was a Venture Partner at X/Seed Capital Management, LLC, where he focused on transactions in the cleantech and materials sectors. Additionally, from 2011 to October 2020, Mr. Padmakumar was the Chief Executive Officer at Amperics, Inc., a developer and vendor of high energy density ultracap hybrid storage systems. Mr. Padmakumar also has extensive experience in the clean energy sectors, having been an advisor to Lionrock Batteries Ltd., which creates flexible batteries and high performance separator technology from 2019 to 2024, an advisor to the board of directors and CEO of Hyperscale Data Center Company, a company focused on energy usage efficiency in hyperscale data centers from 2018 to 2020, and an advisor to the chairman of Advanced Systems Automation Limited in Singapore, where he advised on issues surrounding urban transportation, High Energy Density Li Ion battery (NMC technology) and 3D printing technology from 2017 to 2019. Mr. Padmakumar has a Bachelor’s Degree in Technology from the University of Madras in Chemical Engineering and a Master of Science Degree in Chemical Engineering from Stanford University. We believe that Mr. Padmakumar has the qualifications to be a member of our Board of Directors because of his broad experience advising on capital raising and corporate strategy, serving as a mentor to individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early-stage companies from audio technologies to SaaS products.

Girish Subramanya serves as the Global Chief Technology officer and has served as the head of ConnectM’s India operations since June 2018. Mr. Subramanya has served in positions at ConnectM since November 2007. Mr. Subramanya is a technology enthusiast and an entrepreneur who has led several product launches in his career, with many of them from concept to market ready solution for industries including finance, e-commerce and enterprise segments. From 1995 to 2007 Mr. Subramanya held product management roles at i2 Technologies, a full-service supply chain management company providing consulting, technology, and managed services, Integral Systems, a currency technology partner of financial institutions, and Coreobjects, an end-to-end software development company. In 2007, Mr. Subramanya co-founded ConnectM to enable large enterprises and product original equipment manufacturers (OEMs) to manage their distributed assets & operations effectively and improve efficiencies using Internet of Things (IoT) technologies along with value creation over time for the businesses they run and for their end customers. During 2020, Mr. Subramanya pivoted the India business from a cross vertical IoT solutions to electric vehicle industry centric solutions which is being adapted by over 10+ OEMs and infra providers into their products. Mr. Subramanya holds a Master of Computer Applications from the Department of Electronics and Accreditation of Computer Courses (DOEACC), New Delhi, India.

Mahesh Choudhury has served as our Principal Financial Officer & Vice President, U.S. Operations since August 2025 and heads ConnectM’s internal operations including supply chain, information technology (IT), and general administration and has done so since January 2017, including overseeing the finance and information technology functions. Mr. Choudhury has over 25 years of experience in various operational management rolls. He is very passionate about building and engaging the right technology for climate control and energy management in delivering value to both residential and commercial customers. Prior to ConnectM, Mr. Choudhury had 12 years of experience with the electrification and decarbonization industry. Mr. Choudhury is instrumental in defining the remote performance management platform for the heating, ventilation and air conditioning (HVAC) industry. Prior to ConnectM, he led finance and supply chain at Sustainable New Energy (SNE) from August 2010 to September 2014 and implemented large scale wind and solar energy projects. Mr. Choudhury was a co-founder of Cambridge Clean Energy (CCE) and assisted with developing remote power management technology for powering telecom towers and led the operations globally. Mr. Choudhury also has 17 years of experience with utility/energy management. Mr. Choudhury has an MS degree from Indian Institute of Technology (IIT), India.

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

Non-Employee Directors

Kathy Cuocolo is member of our board of directors and previously served as a member of the MCAC Board since 2021. Ms. Cuocolo is a versatile executive and director with demonstrated success in developing and managing financial services operations on a global basis. Ms. Cuocolo is currently a director and Audit Chair of Greenbacker Renewable Energy Company LLC and a director at Syntax ETF Trust. Her prior directorships include President and Director of The China Fund, Inc., which invests primarily in private placements in mainland China, Chairperson of Select Sector ETF Trust, and a director of Guardian Life family of funds. From 2014 through March 2020, Ms. Cuocolo was the president of Syntax Advisors, LLC where she was responsible for all aspects of business operations and the development of its financial management products. Prior to that, from 2008 until 2013, Ms. Cuocolo was a Managing Director and Division Head for the Mutual Fund and global ETF Services for The Bank of New York Mellon Corporation, where she was responsible for the operations and strategic planning for these business lines. Prior to that, from 1982 until 2003, Ms. Cuocolo served in various roles at State Street Corporation, including as an Executive Vice President, Division Head of Investor Products and Services, where she was responsible for operations and strategic planning. Ms. Cuocolo was a member of the corporations’ Executive Operating Committee responsible for all aspects of business strategy. Prior to State Street, Ms. Cuocolo was an auditor at PriceWaterhouseCoopers LLP. Ms. Cuocolo received her B.A. in Accounting, summa cum laude, from Boston College, and holds a Masters Professional Director Certificate from the American College of Corporate Governance. Ms. Cuocolo received her CPA license in the Commonwealth of Massachusetts in 1981. We believe that Ms. Cuocolo has the qualifications to be a member of our Board of Directors because of her extensive experience in cleantech, finance/audit, and as independent director in other public companies.

Stephen Markscheid is a member of our board of directors and previously served as member of the MCAC Board since 2022. Mr. Markscheid is currently the Managing Partner of Aerion Capital and currently serves as a director of Fanhua, Inc., JinkoSolar Holding Co., Ltd., Zhongjin Technology Services Group Company Limited, UGE International Ltd., and Four Leaf Acquisition Corporation. In addition, Mr. Markscheid serves as a Board Advisor to several companies, including NanoGraf Corporation, Intelligent Generation LLC, Nulyzer Inc. and Hago Energetics, Inc., Mr. Markscheid also serves as a trustee emeritus of Princeton-in-Asia and Chairman Emeritus of KX Power, a UK based energy storage project developer. From 1998 until 2006, Mr. Markscheid served as a Director of Business Development and Senior Vice President and led GE Capital’s business development activities in China and the Asia Pacific region, primarily focusing on acquisitions and direct investments. Prior to GE, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. Mr. Markscheid was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. Mr. Markscheid earned a B.A. in East Asian Studies from Princeton

University in 1976, an M.A. in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian. We believe that Mr. Markscheid has the qualifications to be a member of our Board of Directors because of his extensive experience in cleantech and as independent director in other public companies.

Gautam Barua is a member of our board of directors. Mr. Barua is the founder of Aclaria Partners, which he founded in December 2004 and is currently the President. Mr. Barua has served in advisory, new business, and mergers and acquisitions roles at McKinsey and Morgan Stanley from 2013 to 2018; held an appointment as California Deputy State Controller from 2003 to 2004. In addition to a Bachelor of Arts cum laude in Economics and Mathematics from Yale University, Mr. Barua earned a Master of Business Administration with Distinction from Harvard University, where he also completed Executive Education in Entrepreneurship. We believe that Mr. Barua has the qualifications to be a member of our Board of Directors because of his experience in cleantech leadership positions and passion for electrification.

Family Relationships

There are no family relationships between ConnectM’s board of directors and any of its executive officers.

Board of Directors

Director Independence

ConnectM’s Common Stock is currently quoted on the OTCQX Best Market, which does not require a majority of the board of directors to be composed of “independent directors” under its listing standards. Nevertheless, ConnectM follows corporate governance practices consistent with those required for companies listed on a national securities exchange, such as Nasdaq or the NYSE American, to promote transparency and strong board oversight.

For purposes of disclosure, the ConnectM board of directors has evaluated the independence of its members under the independence standards set forth in the Nasdaq listing rules and Rule 10A - 3 under the Exchange Act. Based on this review, the board of directors has determined that each of Kathy Cuocolo, Stephen Markscheid, and Gautam Barua qualifies as an independent director under these standards.

In making these determinations, the board considered each non-employee director’s current and prior relationships with ConnectM and its subsidiaries, beneficial ownership of ConnectM Common Stock, and any transactions involving them described in the section titled “Certain Relationships and Related Transactions.”

Classified Board of Directors

ConnectM’s Board of Directors is divided into three classes, with only one class of directors being elected each year and each class (except for those directors appointed prior to the Company’s first annual meeting of stockholders) serving a three-year term. All independent directors currently serve as Class I directors. Mr. Bala Padmakumar serves as a Class II director, and Mr. Bhaskar Panigrahi serves as a Class III director.

Committees of the Board of Directors

The standing committees of Combined Company’s board of directors will consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The expected composition of each committee following the Merger is set forth below.

Audit Committee

An Audit Committee of ConnectM has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Kathy Cuocolo, Stephen Markscheid and Gautam Barua, each of whom are independent directors and are “financially literate” as defined under the Nasdaq listing standards. Kathy Cuocolo serves as chairman of the Audit Committee. The Board has determined that Kathy Cuocolo qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The Audit Committee’s duties are specified in the Audit Committee Charter that was adopted at the Effective Time.

The Audit Committee oversees the integrity of the Company’s financial statements, the qualifications, independence, and performance of the Company’s independent registered public accounting firm, and the Company’s compliance with legal and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the work of the Company’s independent auditors and reviews the Company’s internal control over financial reporting and risk management practices. The Audit Committee also pre-approves audit and non-audit services provided by the independent auditors. The Board has determined that each member of the Audit Committee is “independent” as defined under applicable SEC and Nasdaq rules, and that at least one member qualifies as an “audit committee financial expert” under SEC regulations.

Compensation Committee

The Compensation Committee consists of Gautam Barua and Stephen Markscheid, each of whom is an independent director. Stephen Markscheid serves as chairman of the Compensation Committee. The functions of the Compensation Committee are set forth in a Compensation Committee Charter that was adopted at the Effective Time.

The Compensation Committee is responsible for reviewing and approving the compensation of the Company’s executive officers, including base salary, annual incentive opportunities, long-term incentive awards, and other benefits. The committee also oversees the administration of the Company’s equity incentive plans and other compensation-related policies and programs. The Compensation Committee evaluates executive performance and makes recommendations to the Board regarding the CEO’s compensation. Each member of the Compensation Committee is “independent” as defined under applicable SEC rules.

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

The guidelines for selecting nominees, are specified in the Nominating and Corporate Governance Committee Charter which was adopted on October 31, 2025.

The Nominating and Corporate Governance Committee identifies, evaluates, and recommends individuals qualified to serve as directors, oversees the evaluation of the Board and its committees, and develops and recommends corporate governance principles and practices applicable to the Company. The committee also reviews the structure and composition of the Board and its committees and considers succession planning for the Board and senior management. Each member of the Nominating and Corporate Governance Committee is “independent” as defined under applicable SEC rules.

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

This section discusses the material components of the executive compensation program for our named executive officers who are named in the “Summary Compensation Table” below. In 2025, our “named executive officers” and their positions with ConnectM were as follows:

●	Bhaskar Panigrahi, who served as Chairman and Chief Executive Officer;
●	Girish Subramanya, who served as Chief Technology Officer;
●	Mahesh Choudhury, who served as Principal Financial Officer & Vice President, U.S. Operations; and
●	Kevin Stateham, who served as Vice President, Sales and Corporate Development.

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

2025 Summary Compensation Table

The following table provides summary information concerning compensation earned by our named executive officers for the years ended December 31, 2025, 2024 and 2023, for services rendered during the years ended December 31, 2025, 2024 and 2023, respectively.

							Non-Qualified
						Non-Equity	Deferred
					Stock	Incentive	Compensation
					option	Plan	Plan	All Other	Total
		Salary		Bonus	awards	Compensation	Earnings	Compensation	compensation
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)	($)

Bhaskar Panigrahi,	2025	190,000		0	0	—	—	—	190,000
Chairman and Chief Executive Officer	2024	190,000		0	0	—	—	—	190,000
	2023	175,000		0	0	—	—	—	175,000
Mahesh Choudhury,	2025	160,000		0	0	—	—	—	160,000
Principal Financial Officer & VP, U.S. Operations	2024	160,000		0	0	—	—	—	160,000
	2023	145,000		0	0	—	—	—	145,000
Girish Subramanya,	2025	66,000	*	0	0	—	—	—	66,000
Chief Technology Officer	2024	66,000	**	0	0	—	—	—	66,000
	2023	67,000	***	0	0	—	—	—	67,000
Kevin Stateham,	2025	143,000		0	0	—	—	—	143,000
VP, Sales and Corporate Development	2024	143,000		0	0	—	—	—	143,000
	2023	130,000		0	0	—	—	—	130,000

* Based on a conversion of the U.S. dollar to Indian rupee (“INR”) of $1.00 to 87.16 INRs as of January 1, 2025.

**   Based on a conversion of the U.S. dollar to Indian rupee (“INR”) of $1.00 to 83.19 INRs as of January 1, 2024.

*** Based on a conversion of the U.S. dollar to Indian rupee (“INR”) of $1.00 to 82.75 INRs as of January 1, 2023.

Certain employee equity issuances are not reflected in the table above because the shares were issued as unregistered, restricted securities rather than registered shares. On June 23, 2025, the Company issued 400,000 unregistered, restricted shares of common stock to Mahesh Choudhury and 250,000 unregistered, restricted shares of common stock to Kevin Stateham, with grant-date fair values of approximately $92,000 and $57,500, respectively, based on a per-share fair value of $0.23. On September 8, 2025, the Company issued 175,000 unregistered, restricted shares of common stock to Girish Subramanya, with a grant-date fair value of approximately $3,500, based on a per-share fair value of $0.02. The aggregate fair value of these issuances was approximately $153,000. These issuances were approved by the Board of Directors.

Narrative to the Summary Compensation Table

2025 Annual Base Salary

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards held by the Named Executive Officers as of December 31, 2025.

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

Option Exercises and Stock Vested

No other equity-based incentive awards were granted to the named executive officers during 2025, 2024 and 2023.

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

Director Compensation

ConnectM has not historically maintained a formal non-employee director compensation program and none of ConnectM’s non-employee directors received any compensation from ConnectM during 2025. We intend to develop a board of directors’ compensation program that is designed to align compensation with ConnectM’s business objectives and the creation of stockholder value, while enabling ConnectM to attract, retain, incentivize and reward directors who contribute to the long-term success of ConnectM.

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

Performance Share Awards

The Committee may grant Performance Share Awards to a Participant that are earned upon the attainment of specific performance goals. Each Performance Share Award shall be evidenced by an award agreement pursuant to the 2023 Plan with terms and conditions determined by the Committee, including the number of shares of common stock or stock-denominated units subject to the Performance Share Award and the conditions that must be met for the Participant to earn the award.

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

In connection with any Change in Control of ConnectM, the Committee may, in its sole discretion, cause any award (i) to be canceled in consideration of a payment in cash or other consideration in amount per share equal to the excess, if any, of the price or implied price per share of common stock in the Change in Control over the per share exercise, base or purchase price of such award, which may be paid immediately or over the vesting schedule of the award; (ii) to be assumed, or new rights substituted therefore, by the surviving corporation or a parent or subsidiary of such surviving corporation following the applicable Change in Control; (iii) to be accelerated as to the vesting, exercise, payment or distribution of the award so that any award to a Participant whose employment is terminated as a result of the Change in Control may be vested, exercised, paid or distributed in full on or before a date fixed by the Committee; (iv) to be purchased from a Participant whose employment is terminated as a result of the Change in Control, for an amount of cash equal to the amount that could have been obtained upon the exercise, payment or distribution of such rights had such award been currently exercisable or payable; or (v) to be terminated; or to make any other adjustment to the awards then outstanding as the Committee deems necessary or appropriate to reflect such transaction or change.

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

Potential Payments Upon Termination or Change in Control

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our capital stock as of the date of this filing by:

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

Applicable percentages are based on 170,368,082 shares of our Common Stock outstanding as of the date of filing. Unless otherwise indicated, the address for the following stockholders is care of: ConnectM Technology Solutions, Inc., 2 Mount Royal Avenue, Suite 550, Marlborough, Massachusetts 01752.

Name and Address of Beneficial Owner (1)	Number of Shares	% of Class
Directors and Executive Officers
Bala Padmakumar (2)	2,324,197	1.36%
Bhaskar Panigrahi (3)	4,718,953	2.77%
Girish Subramanya	606,775	*
Kevin Stateham	250.000	*
Mahesh Choudhury	774,769	*
Gautam Barua	200,000	*
Kathy Cuocolo	252,500	*
Stephen Markscheid	225,000	*
All directors and executive officers of ConnectM as a group (eight individuals)	9,352,194	5.49%
Five Percent Holders of ConnectM:
Geo Impex LLC (4)	33,300,000	19.55%
Laramie Plains Holdings LLC (4) (5)	14,000,000	8.22%
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following individuals is c/o ConnectM Technology Solutions, Inc., 2 Mount Royal Ave., Suite 550, Marlborough, MA 01752.
(2)	Monterrey Acquisition Sponsor, LLC, (“MAS”), is the record holder of the securities reported herein. Bala Padmakumar is the managing member of MAS. Mr. Padmakumar shares voting and dispositive power over the founder shares held by MAS and may be deemed to beneficially own such shares. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The post-business combination shares include 3,790,000 shares issuable pursuant to warrants that will be exercisable following the business combination.

(3)	Consists of (i) 3,585,660 shares held by Avanti Holdings LLC, (ii) 254,647 shares held by Mr. Panigrahi and (iii) 127,838 shares held by Southwood Partners LP. Mr. Panigrahi is a controlling equity holder of Avanti Holdings LLC and Southwood Partners LP. Therefore, Mr. Panigrahi may be deemed to have voting power and dispositive power over the shares held by Avanti Holdings LLC and Southwood Partners LP.
(4)	Based on information provided by the Company’s transfer agent and reflected in its official shareholder records.
(5)	14,000,000 of the shares issued in connection with the acquisition of Sun Solar LLC, is held by Laramie Plains Holding LLC, an entity owned and controlled by Caleb Arthur, the Chief Executive Officer and founder of Sun Solar LLC. Mr. Arthur has sole voting and dispositive power over the shares held by Laramie Plains Holding LLC.

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

Certain Relationships and Related Person Transactions

The following is a description of certain relationships and transactions that exist or have existed or that ConnectM has entered into, in each case since January 1, 2024, with its directors, executive officers, or stockholders who are known to ConnectM to beneficially own more than five percent of its voting securities and their respective affiliates and immediate family members.

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

In connection with the conversion agreement, the Sponsor of MCAC received a one-time share reset adjustment that was settled during the quarter ended March 31, 2025 through the issuance of 205,949 shares of the Company’s common stock (see Note 4). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment was approximately $158,000 and was included as a component of derivative liabilities on the accompanying consolidated balance sheets. As of June 30, 2025, the derivative liabilities associated with the reset adjustment were settled in full. For the year ended December 31, 2025, the Company recorded a change in fair value on these derivative liabilities of $30,000 which was included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

Avanti Notes

In September 2016, the Company entered into an unsecured promissory note with a company owned by the Company’s Chief Executive Officer (the “Related Party Lender”) for an original principal sum of about $248,000 at September 30, 2016 (the “2016 Promissory Note”). The principal balance of the note as of December 31, 2025 and December 31, 2024 are $0 and approximately $179,910 respectively. The note bears annual interest of 14.0%. The note does not have a maturity date, and the full note balance is to be paid over time in amounts determined by the Company.

In July 2024, the Company borrowed an additional amount of about $93,000 from the Related Party Lender (the “2024 Promissory Note”). The loan bears interest at 14.0% and matures in July 2031. The principal and accrued interest is due in full at maturity.

In November 2025, in connection with the acquisition of controlling interest in Geo Impex & Logistics Pvt. Ltd., the Company assumed a note payable of approximately $279,000 due to Avanti, maturing on October 31, 2026.

Total interest expense recognized on the promissory notes with the Related Party Lender was approximately $23,107 for the year ended December 31, 2025, respectively, compared to approximately $18,209 for the year ended December 31, 2024.

Amperics Asset Acquisition

On November 3, 2025, the Company completed the acquisition of substantially all assets of Amperics Holdings LLC and Amperics Inc. (collectively, “Amperics”) pursuant to an Asset Purchase Agreement (the “Amperics Asset Acquisition”). Mr. Bala Padmakumar, a member of the Company’s Board of Directors, previously served as Chief Executive Officer of Amperics until 2020 and holds a significant minority ownership interest in Amperics and, as such, is considered a related party to the transaction. The acquired assets consist primarily of proprietary nanotechnology-based energy storage intellectual property, including patents, know-how, software and technical documentation, which have been integrated into the Company’s Keen Labs platform to support its virtual power plant (“VPP”) and AI-enabled energy management initiatives.

The aggregate consideration for the transaction consisted of the issuance of 2,700,000 shares of the Company’s common stock to the seller. Based on the closing market price of $0.32 per share on the acquisition date, the implied value of the equity consideration was approximately $864,000. No cash consideration was paid, and the agreement does not include any earn-outs or other contingent consideration.

The Company determined that the transaction qualified as an asset acquisition under applicable accounting guidance, as substantially all of the fair value of the acquired gross assets was concentrated in a single identifiable asset (intellectual property). Accordingly, the transaction was accounted for under ASC 805-50, and no goodwill was recognized.

Given the involvement of a related party, the terms of the transaction, including the consideration paid, were reviewed and approved by disinterested members of the Company’s Board of Directors in accordance with the Company’s related party transaction policies. The Company believes that the terms of the transaction are no less favorable than those that could have been obtained from unaffiliated third parties.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services by KNAV CPA LLP and Adeptus Partners, LLC for the audit of the Company’ financial statements and fees billed for audit-related services, tax services and all other services for the years ended December 31, 2025 and 2024, respectively.

	2025	2024
Audit Fees*	$212,190	$279,000
Audit Related Fees**	$—	$—
Tax fees***	$—	$—

* Audit Fees: Refers to fees billed for professional services rendered in connection with the audit of our financial statements as of and for the years ended December 31, 2025 and 2024, quarterly reviews, the reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

**   Audit-Related Fees: Refers to fees billed outside of the scope of the engagement letter for the audit which are reasonably related to the performance of the audit or review of our consolidated financial statements for the years ended December 31, 2025 and 2024.

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

3.2

Amended and Restated Bylaws of ConnectM Technology Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 18, 2024)

3.3

Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock filed on May 5, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 15, 2025)

3.4

Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock filed on May 5, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 15, 2025)

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Form 10-K filed with the Securities and Exchange Commission on August 4, 2025)

Exhibit No	Description
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

10.23

Management Services Agreement, dated January 24, 2022, by and between Cazeault Solar & Home, LLC and Timothy J. Sanborn (Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.24

Promissory Note, dated August 22, 2023, issued by Monterey Capital Acquisition Corporation in favor of Legacy ConnectM (Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.25

Promissory Note, dated October 23, 2023, issued by Monterey Capital Acquisition Corporation in favor of Legacy ConnectM (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.26

Promissory Note, dated November 16, 2023, issued by Monterey Capital Acquisition Corporation in favor of Legacy ConnectM (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.27

Promissory Note, dated January 24, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.28

Promissory Note, dated March 1, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.29

Promissory Note, dated April 10, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.30

Promissory Note, dated May 3, 2023, issued by Legacy ConnectM in favor of Sreenivasa Rao Nalla (Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.31

Promissory Note, dated May 5, 2023, issued by Legacy ConnectM in favor of Ashish Kulkarni (Incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.32

Promissory Note, dated July 18, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.33

Promissory Note, dated July 26, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.34

Promissory Note, dated August 2, 2023, issued by Legacy ConnectM in favor of Arumilli LLC (Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.35

Promissory Note, dated August 2, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

10.36

Promissory Note, dated September 15, 2023, issued by Legacy ConnectM in favor of SriSid LLC (Incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024)

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed with the Securities and Exchange Commission on August 4, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Form 10-K filed with the Securities and Exchange Commission on August 4, 2025)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of independent registered public accounting firm – Adeptus Partners, LLC
23.2*	Consent of independent registered public accounting firm – KNAV CPA LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Includes the following financial and related information on Form 10-K as of and for the 12 months ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.
*	Filed herewith

Item 16. Form 10-K Summary.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	ConnectM Technology Solutions, Inc.

By (Signature and Title) Bhaskar Panigrahi, Chief Executive Officer and Chairman

Date April 16, 2026

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

Signature	Capacity	Date

/s/ Bhaskar Panigrahi	Chief Executive Officer; Chairman	April 16, 2026
Bhaskar Panigrahi	(Principal Executive Officer)

/S/ Mahesh Choudhury	Principal Financial Officer & Vice President, U.S. Operations	April 16, 2026
Mahesh Choudhury

/S/ Bala Padmakumar	Vice Chairman	April 16, 2026
Bala Padmakumar

/S/ Kathy Cuocolo	Director	April 16, 2026
Kathy Cuocolo

/S/ Stephen Markscheid	Director	April 16, 2026
Stephen Markscheid

/S/ Gautam Barua	Director	April 16, 2026
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

We began serving as the Company’s auditor in 2023. In 2025, we became the predecessor auditor.

/s/ Adeptus Partners, LLC

PCAOB ID: 3686

Ocean, New Jersey

August 4, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ConnectM Technology Solutions, Inc. and its subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheet of ConnectM Technology Solutions, Inc. and its subsidiaries (the Company) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring net losses, has an accumulated deficit and stockholders’ deficit and working capital deficit. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities and meet financial obligations over the next year from the date these consolidated financial statements were issued. There can be no assurance that such plans will be successfully implemented or will generate sufficient liquidity to meet the Company’s obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KNAV CPA LLP

We have served as the Company’s auditor since 2025.

Atlanta, Georgia

April 16, 2026

PCAOB ID - 2983

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$2,904,430	$2,407,843
Accounts receivable – net of allowance for credit loss	3,066,626	1,897,471
Contract asset	303,910	206,750
Inventories, net	633,798	550,695
Forward purchase agreement derivative asset	—	1,471,000
Working capital advances	—	266,831
Prepaid expenses and other current assets	1,261,794	1,530,842
Total current assets	8,170,558	8,331,432
Right-of-use asset – operating lease	215,385	221,479
Right-of-use asset – finance lease	54,147	130,774
Property and equipment, net	20,330,688	936,573
Goodwill	5,216,788	1,728,108
Intangible assets, net	2,182,558	1,408,176
Total Assets	$36,170,124	$12,756,542
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,219,261	$10,497,488
Accrued expenses and other current liabilities	2,350,393	3,207,233
Contingent consideration liability	1,441,164	259,243
Debt, net of debt discount	7,098,279	7,019,499
Convertible debt, at fair value	5,321,303	8,542,323
Derivative liabilities	234,389	4,229,478
Deferred consideration	396,850	—
Operating lease liability	94,340	117,120
Finance lease liability	58,398	103,392
Contract liabilities	772,013	602,469
3(a)(10) Settlement Agreement, at fair value	3,634,000	—
Other payable	250,000	—
Deferred tax liabilities	4,039,514	—
Total current liabilities	32,909,904	34,578,245
Debt, net of current portion	1,180,273	1,303,665
Operating lease liabilities, net of current portion	130,509	135,239
Finance lease liabilities, net of current portion	43,749	91,726
Contingent consideration liability, net of current portion	330,226	434,174
Total liabilities	34,594,661	36,543,049
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock Series A, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024 no shares issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 250,000,000 shares and 100,000,000 shares authorized as of December 31, 2025 and December 31, 2024 respectively, 153,255,345 and 29,093,289 issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	15,325	2,910
Additional paid-in-capital	60,149,175	20,152,919
Accumulated deficit	(61,671,149)	(45,426,099)
Accumulated other comprehensive income	(20,333)	166,007
Total ConnectM Technology Solutions, Inc.’s stockholders’ deficit	(1,526,982)	(25,104,263)
Non-controlling interest	3,102,445	1,317,756
Total stockholders’ deficit	1,575,463	(23,786,507)
Total liabilities and stockholders’ deficit	$36,170,124	$12,756,542

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024
Revenues	$35,836,809	$22,652,885
Cost of revenues	24,371,255	16,706,177
Gross profit	11,465,554	5,946,708
Selling, general and administrative expenses	23,502,849	15,145,429
Loss on impairment of intangible assets and goodwill	548,492	2,403,628
Loss from operations	(12,585,787)	(11,602,349)
Other income (expense):
Interest expense	(1,303,292)	(2,714,048)
Loss on issuance of financial instruments	(45,250)	—
Loss on extinguishment of debt and vendor payable	(3,010,366)	(1,645,443)
Gain on extinguishment of debt	2,568,839	2,257,638
Change in fair value of convertible debt	(2,146,284)	(1,707,747)
Change in fair value of forward purchase agreement	(971,000)	(8,254,390)
Change in fair value of contingent consideration	(111,355)	(59,723)
Day one gain on issuance of SEPA	—	134,886
Change in fair value of derivative liabilities	(365,158)	(187,428)
Loss on forward purchase agreement	—	(266,655)
Gain on forward purchase agreement	—	1,453,891
Gain on modification of liabilities	194,523	—
Bargain purchase gain	2,121,079	—
Change in fair value on Section 3(a)(10) Settlement Agreement (Note 12)	(721,829)	—
Other income (expense), net	302,122	83,160
Total other income (expense), net	(3,487,971)	(10,905,859)
Net loss from operations before income taxes	(16,073,758)	(22,508,208)
Income tax benefit	16,086	—
Net loss	$(16,057,672)	$(22,508,208)
Less: net income (loss) attributable to noncontrolling interests	187,378	57,540
Net loss attributable to ConnectM Technology Solutions, Inc.	$(16,245,050)	$(22,565,748)
Other comprehensive income (loss):
Foreign currency translation adjustments	(186,340)	51,383
Comprehensive income/(loss) before noncontrolling interests	(16,431,390)	(22,514,365)
Less: comprehensive loss/(income) attributable to non-controlling interests	187,378	57,540
Comprehensive Income/(loss) attributable to ConnectM Technology Solutions, Inc.	$(16,618,768)	$(22,571,905)

Weighted average shares outstanding of common stock	72,318,607	19,071,591
Basic and diluted net loss per share, common stock	$(0.22)	$(1.18)

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of January 1, 2024	13,338,437	$1,334	13,288,174	$(22,860,351)	$114,624	$(9,456,219)	$(26,345)	$(9,482,564)
Other comprehensive income	—	—	—	—	51,383	51,383	—	51,383
Issuance of common stock in connection with conversion of convertible notes payable	1,067,592	107	3,779,116	—	—	3,779,223	—	3,779,223
Issuance of common stock	16,607	2	35,000	—	—	35,002	—	35,002
Issuance of common stock in connection with business combination with MCAC, net of transaction costs (see Note 4)	6,701,421	671	(6,673,643)	—	—	(6,672,972)	—	(6,672,972)
Acquisition of noncontrolling interest in connection with acquisition of a business (see Note 5)	—	—	—	—	—	—	1,287,320	1,287,320
Issuance of common stock as consideration in acquisition of a business	160,000	16	161,424	—	—	161,440	—	161,440
Acquisition of additional noncontrolling shares	—	—	50,931	—	—	50,931	(759)	50,172
Issuance of common stock to extinguish obligations to vendors and lenders	6,534,776	653	7,460,920	—	—	7,461,573	—	7,461,573
Issuance of common stock to vendors as consideration	885,000	89	1,729,261	—	—	1,729,350	—	1,729,350
Issuance of common stock to extinguish note payable, related party (see Note 16)	125,000	13	133,737	—	—	133,750	—	133,750
Issuance of common stock in relation to SEPA (see Note 8)	264,456	26	187,474	—	—	187,500	—	187,500
Share based compensation expense (see Note 10)	—	—	525	—	—	525	—	525
Net loss 2024	—	—	—	(22,565,748)	—	(22,565,748)	57,540	(22,508,208)
Balances, as of December 31, 2024	29,093,289	$2,910	20,152,919	$(45,426,099)	$166,007	$(25,104,263)	$1,317,756	$(23,786,507)

Balance, as of January 1, 2025	29,093,289	$2,910	20,152,919	$(45,426,099)	$166,007	$(25,104,263)	$1,317,756	$(23,786,507)
Other comprehensive income	—	—	—	—	(186,340)	(186,340)	—	(186,340)
Issuance of common stock to settle claim under Section 3(a)10 Settlement Agreement (see Note 12)	13,744,131	1,373	8,710,402	—	—	8,711,775	—	8,711,775
Issuance of common stock to settle share reset derivative liabilities (see Note 11)	2,737,168	274	1,711,731	—	—	1,712,005	—	1,712,005
Issuance of common stock to BOD and employees	2,758,309	276	511,692	—	—	511,968	—	511,968
Issuance of common stock in connection with services	618,023	62	175,714			175,776	—	175,776
Issuance of common stock in connection with stock subscription	3,658,333	366	804,634	—	—	805,000	—	805,000
Issuance of common stock in connection with the conversion of convertible debt and accrued interest pursuant to Section 3(a)(9)	43,272,341	4,327	6,549,275	—	—	6,553,602	—	6,553,602
Issuance of common stock in connection with the conversion of promissory note and accrued interest 3(a)(9)	11,521,685	1,152	5,706,385	—	—	5,707,537	—	5,707,537
Issuance of common stock in connection with share exchange agreement to settled accounts payable vendors	1,134,251	113	12,363	—	—	12,474	—	12,474
Issuance of common stock in connection with the ATS and SESB acquisition (see Note 5)	4,900,000	490	3,198,988	—	—	3,199,480	—	3,199,480
Issuance of common stock in connection with the conversion of SEPA convertible debt (see Note 8)	3,817,815	382	1,098,672	—	—	1,099,054	—	1,099,054
Recognition of non-controlling interest in connection with the acquisition of CER (see Note 5)	—	—	—	—	—	—	613,286	613,286
Issuance of common stock in connection with acquisition of Geo Impex LLC/India (see Note 5)	33,300,000	3,330	10,652,670	—	—	10,656,000	984,025	11,640,025
Issuance of common stock in connection with acquisition of Amperics Holdings LLC (see Note 5)	2,700,000	270	863,730	—	—	864,000	—	864,000
Net loss	—	—	—	(16,245,050)	—	(16,245,051)	187,378	(16,057,673)
Balances, as of December 31, 2025	153,255,345	$15,325	60,149,175	$(61,671,149)	$(20,333)	$(1,526,982)	$3,102,445	$1,575,463

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,057,672)	$(22,508,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	815,049	745,741
Amortization of debt discount	444,292	137,615
Stock-based compensation expense	1,460,290	525
Shares issue for service	—	837,473
Share issued for SEPA	—	187,500
Share issues for settlement of expense	—	133,750
Stock-based compensation to employees	—	35,000
ROU amortization on finance leases	76,626	121,457
ROU amortization on operating leases	81,259	172,974
Provision for inventory shrinkage	—	23,926
Provision for credit losses	1,340,462	187,633
Loss on impairment of intangible assets and goodwill	548,492	2,403,628
Investment write off	45,000	—
Gain on disposal of property and equipment	72,231	(843)
Loss on issuance of financial instruments	45,250	—
Loss on extinguishment of debt and vendor payable	3,010,366	1,645,443
Gain on extinguishment of debt and vendor payable	(2,763,363)	(2,257,638)
Change in fair value of convertible debt	2,146,284	1,707,747
Change in fair value of forward purchase agreement	971,000	8,254,390
Loss on repossessed vehicle	28,470	—
Bargain purchase gain	(2,121,079)	—
Loss on termination of lease	37,196	—
Income from sale of property and equipment	(23,500)	—
Day one gain on issuance of SEPA and convertible note	—	(134,886)
Gain on modification of forward purchase agreement	—	(1,572,236)
Change in fair value of derivative liabilities	365,158	187,428
Loss on modification of forward purchase agreement	—	385,000
Change in fair value of contingent consideration	111,355	59,723
Change in fair value of Section 3(a)(10) Settlement Agreement (Note 12)	721,829	—
Changes in operating assets and liabilities:
Accounts receivable	(2,527,305)	(767,292)
Contract asset	(97,160)	136,896
Inventory	(101,766)	(293,434)
Prepaid expenses and other current assets	(188,130)	139,452
Accounts payable	1,982,893	3,381,318
Accrued expenses	(1,257,359)	1,622,271
Operating lease liabilities	(78,954)	(146,307)
Working capital advances	—	(266,831)
Contingent liability	966,618	—
Contract liabilities	153,945	(518,348)
Net cash used in operating activities	(9,792,223)	(5,959,133)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(27,044)
Proceeds from the sale of property and equipment	30,546	13,000
Purchase of additional non-controlling shares	—	(60,000)
Cash acquired in Geo Impex Acquisition	1,796	—
Cash acquired in CER Acquisition	559,115	—
Cash paid for capitalized software development costs	(162,204)	(186,103)
Cash acquired from acquisition of business, net of purchase price paid	—	152,482
Net cash received from investing activities	429,253	(107,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the business combination	—	35,770,959
Payment for reimbursement of consideration shares related to Forward Purchase Agreement payment	—	(36,727,814)
Reimbursement for Recycled Shares related to Forward Purchase Agreement	—	1,000,000
Proceeds from the issuance of debt	3,435,150	6,614,400
Proceeds from the issuance of convertible notes	8,762,250	4,940,000
Proceeds from Stock Subscription agreement	805,000	—
Cash paid for debt issuance costs	—	(1,015,114)
Repayments of debt	(2,518,306)	(2,262,401)
Repayments on convertible notes	(637,500)	(50,000)
Proceeds from factoring receivable arrangements	735,647	—
Repayments on factoring receivable arrangements	(735,647)	—
Payments of deferred consideration	(675,729)	—
Proceeds from premium financing obligations	325,875	—
Repayment of premium financing obligations	(326,040)	—
Advance from lender	250,000	1,057,275
Advance to Monterey Capital Acquisition Corporation	—	(1,933,695)
Proceeds from Forward Purchase agreement	500,000	—
Payment on finance leases	(92,971)	(107,068)
Net cash provided by financing activities	9,827,729	7,286,542
Effect of exchange rate changes on cash and cash equivalents	31,828	27,731
Net decrease in cash and cash equivalents	496,587	1,247,475
Cash, beginning of the period	2,407,843	1,160,368
Cash, end of the period	$2,904,430	$2,407,843
Supplemental disclosures of cash flow information:
Cash paid for interest	$198,700	$1,057,138
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash financing information:
Right-of-asset, operating acquired	$—	$110,819
Derivative liabilities issued in connection with extinguishment of obligations to lenders and vendors through issuance of common stock	$—	$4,042,050
Conversion of convertible debt to common stock	$—	$3,779,223
Carrying value of debt exchanged in connection with acquisition of noncontrolling shares	$—	$110,172
common stock issued as consideration to acquire a business	$—	$161,440
Vehicles acquired through issuance of debt	$—	$36,823
Debt extinguished through repossession of vehicle	$—	$22,839
Vendor obligation exchanged for debt instrument	$—	$119,000
Common stock issued for prepaid expenses	$—	$891,827
Unpaid purchase price of acquisition	$—	$170,000
Shares issues in connection with debt conversion agreement	$—	$7,461,573
Recapitalization of noncontrolling interests	$—	$110,172
Accounts payable and debt extinguishment through the Section 3(a)(10) Settlement Agreement	$8,908,077	$—
Extinguishment of accounts payable through issuance of debt	$250,021	$—
Repossessed vehicle	$84,992	$—
Extinguishment of derivative liability	$2,648,508	$—
Removal of ROU asset and lease liability at lease termination	$30,084	$—
Reclassification of remaining obligation under terminated lease	$59,037	$—
Fair value of shares issued to settle Claim under Section 3(a)(10) Settlement Agreement	$8,711,775	$—
Fair value of shares issued to settle the share reset derivative liabilities	$1,712,005	$—
Fair value of shares issued to settle Claim under Section 3(a)(9) Settlement Agreement	$12,261,138	$—
Fair value of shares in connection with the conversion of SEPA convertible debt	$1,099,054	$—
Settlement of accounts payable through issuance of shares	$207,000	$—
Shares issued to vendor for prepaid expenses and accounts payable	$82,975	$—
Acquisition of proprietary technology	$864,000	$—
Shares issued to acquire ATS and SESB	$3,199,478	$—
Shares issued to acquire Geo Impex	$10,656,000	$—
Promissory note in connection with Geo Impex acquisition	$788,901	$—
Deferred consideration for CER acquisition	$874,268	$—
Extinguishment of derivative liability through the recognition of a reinstated debt obligation amounting	$2,648,508	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND OPERATIONS

ConnectM Technology Solutions, Inc. (the “Company,” “we” and/or “our”), a Delaware corporation, conducts its operations through its subsidiaries and operates a unified, AI-enabled technology platform powering the modern energy economy. Through this platform, the Company connects OEMs, service providers and end customers to enable electrification, decarbonization and grid-aware energy management across residential, commercial and infrastructure applications.

The Company delivers solutions to its customers for (i) the decarbonization of homes, critical infrastructure and businesses through energy management-as-a-service offerings, including weatherization, HVAC, solar, battery and EV charging solutions, (ii) the facilitation of business-to-business transportation through its online and mobile last-mile delivery platform utilizing contracted drivers, and (iii) the management of connected operations through its industrial internet of things (“IIoT”) platform. These offerings are integrated and optimized through the Company’s proprietary platform, developed and continuously enhanced by Keen Labs, its AI and technology subsidiary.

The Company also offers physical products as part of its solutions offerings, including AI-enabled heat pump systems for use in the decarbonization of homes and businesses, as well as display clusters, digital control units and vehicle control units used in the management of connected operations.

The Company also provides managed solutions offerings, including human resources management, procurement services, omnichannel marketing and lead generation services, and access to working capital solutions designed to improve operating efficiency and enhance profitability for service providers.

The Company’s platform and associated software continuously collect and analyze operational data, generating actionable insights that customers use for monitoring, optimization and decision-making, and enabling applications such as predictive maintenance and virtual power plant integration.

The Company earns revenue outside the United States from its Owned Service Network, Distributed Energy & Renewables and Transportation segments.

On July 12, 2024, the Company consummated the Business Combination which was accounted for as a reverse recapitalization with Legacy ConnectM being deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy ConnectM issuing stock for the net assets of MCAC, accompanied by a recapitalization. The net assets of MCAC were stated at fair value, with no goodwill or other intangible assets recorded. While MCAC was the legal acquirer in the Business Combination, because Legacy ConnectM was deemed the accounting acquirer, the historical financial statements of Legacy ConnectM became the historical financial statements of the combined company, upon consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy ConnectM prior to the Business Combination; (ii) the combined results of MCAC and Legacy ConnectM following the closing of the Business Combination; (iii) the assets and liabilities of Legacy ConnectM at their historical cost; and (iv) the Company’s equity structure for all periods presented. For more details on the reverse recapitalization, see Note 4 “Reverse Capitalization” to the Company’s Consolidated Financial Statements. As a result of the reverse recapitalization, all references to numbers of common shares and per common share data for 2024 in these consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse recapitalization.

Basis of presentation and principles of consolidation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries over which the Company exercises control. All significant intercompany accounts, transactions and profits and losses were eliminated in consolidation. The Company has evaluated its relationships with other entities and has determined that it does not have any variable interest entities for which it is the primary beneficiary. Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its controlled subsidiaries over which the Company exercises majority board control; investment in joint ventures, in which the Company shares equal control with its partner, are accounted for under the equity method. Intercompany accounts, transactions, profits and losses have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting.

These consolidated financial statements are presented in United States Dollars (“USD” or $), which is the functional currency of the Company.

Non-controlling Interest: The portion of equity not owned by the Company in entities controlled and consolidated by the Company are presented as non-controlling interest and classified as a component of consolidated stockholders’ deficit, separate from total stockholders’ deficit on the Company’s consolidated balance sheets. The amount recorded is based on the non-controlling interest holders’ initial investment, adjusted to reflect the non-controlling interest holder’s share of earnings or losses from the Company controlled entity, and any distributions received or additional contributions made by the non-controlling interest holder. Changes to the Company’s ownership that do not result in a loss of control are accounted for as equity transactions. The earnings or losses from the entity attributable to non-controlling interests are reflected in net income attributable to non-controlling interests on the accompanying consolidated statements of operations and comprehensive loss. All significant intercompany accounts, transactions, and profits and losses were eliminated in consolidation. These consolidated financial statements are presented in United States Dollars (“USD” or $), which is the functional currency of the Company.

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

Use of estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of financial assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company’s most significant estimates and judgments involve the identification of intangible assets in business combination, and determination of their useful life, valuation of acquired assets and assumed liabilities in a business combination, assessment of financial instruments as equity or liability, valuation of equity-classified and liability-classified financial instruments, the useful lives of long-lived assets, goodwill, identified intangible assets, assumptions used in assessing impairment of long-lived assets and goodwill, valuation of contingent consideration obligations, and the valuation of PPA for assets acquisition, convertible debt reported at fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. There are six operating and reportable segments based on the level at which the CODM reviews operating results, assesses performance and makes decisions regarding resource allocation as follows:

(1)	Owned service network segment consists of our owned service providers who serve as a single point solution provider for enterprises, infrastructure providers, homeowners, and light commercial building owners for their electrification and decarbonization needs, including system design, installation, monitoring, maintenance and repair of solar energy systems and HVAC solutions. The owned service providers use the Company’s technology platform, which provides maintenance, repair, and installation guidance and optimization (the “Technology Platform”), in servicing the homeowners and light commercial building owners.
(2)	Managed solutions segment provides third party residential and light commercial service providers with access to the Technology Platform as well as a selection of servicing offerings that the managed solutions customer can select from, including human resources management, procurement services, omnichannel marketing and lead generation as well as access to short-term working capital loans.
(3)	Distributed Energy & Renewables (“DER”) focuses on the delivery of solar energy and distributed energy solutions for commercial, residential, consumer and industrial customers in India, including project development, EPC services and ongoing energy management.
(4)	Logistics segment focuses on the facilitation of business-to-business transportation of heavy goods using the Company’s last mile delivery software.
(5)	Transportation segment focuses on the sale of hardware, software and technical services for electric vehicles to original equipment manufacturers (“OEMs”). OEMs have the option to buy access to the Technology Platform to remotely monitor the performance of the hardware.
(6)	Corporate & Strategic Assets segment encompasses corporate-level operations and the Company’s investment in Geo Impex India Private Limited, which holds approximately 76 acres of land near Chatrapur, Odisha, India, together with related entitlements and approvals for the development of a multimodal logistics park and AI-enabled data center campus. This segment did not generate revenue or incur material segment-level operating expenses during the periods presented. The segment’s principal asset is the underlying landholding and associated development rights.

Cash and cash equivalents: The Company considers all highly liquid instruments with a maturity date of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024, the Company had approximately $1,887,000 and $1,319,000 respectively, that exceeded FDIC insurance limits of $250,000.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (the “Fair Value Option”). The Fair Value Option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The Company measures the fair value of certain convertible note payables on a recurring basis under the Fair Value Option (see Note 8 and Note 12). Accordingly, changes in fair value related to changes in the Company’s credit risk were recognized as a component of accumulated other comprehensive income while all other changes in fair value were recognized in the consolidated statements of operations and comprehensive loss.

The Company’s financial instruments with a carrying value that approximates fair value consist of cash, accounts receivable, working capital advances, contract asset, convertible note receivable-related party, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, and contract liabilities due to their liquid or short-term nature or expected settlement dates of these instruments. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs, except for short-term borrowings and notes receivable, related parties, net which would be based on Level 2 and Level 3 inputs, respectively.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of forward purchase agreement derivative asset, 3(a)(10) settlement agreement, forward purchase agreement put option, contingent consideration obligation, convertible debt and derivative liabilities (see Note 12).

Related parties: The Company considers parties to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions or owns more than 10.0% of the Company’s common stock. Parties are also considered to be related if they are subject to common control or significant influence of the same party, such as a family member or relative, shareholder, or a related corporation. The Company reviews the relationships of its vendors, customers, shareholders, and board members to determine whether there are any parties that meet the criteria to be considered related. Any party that is deemed to be related to the Company is referred to as an “affiliate” or “related party” in these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable and allowance for credit losses: Trade accounts receivable are recorded at the invoiced amount, net of allowances for expected credit losses. The Company estimates expected credit losses on trade receivables using a current expected credit loss model in accordance with ASC 326. The allowance is measured by applying an aging-based provision matrix over the contractual life of the receivable, considering historical loss experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions.

	Year Ended December 31,
	2025	2024
Accounts receivable, current	$4,279,791	$1,897,471
Accounts receivable	—	—
Total accounts receivable	$4,279,791	$1,897,471

Less: allowance for credit losses	$(1,213,165)	$—
Total accounts receivable, net	3,066,626	1,897,471

In determining the allowance, the Company groups receivables that share similar risk characteristics on a collective basis. The Company maintains separate receivable pools for its U.S. and India operations, as these portfolios differ with respect to customer composition, contractual terms, economic environment, and historical loss patterns. Expected credit losses are estimated separately for each pool and aggregated to determine the consolidated allowance. Receivables with an indication of increased credit risk are individually assessed.

Receivables are written off when the Company determines that amounts are uncollectible after all collection efforts have been exhausted.

Changes in the allowance for current expected credit losses:

Allowance for expected credit losses
Balance as of January 1, 2024	$—
Period change for current expected credit losses	—
Balance as of December 31, 2024	—
Period change for current expected credit losses	1,340,462
Utilization of Expected credit loss	(127,297)
Balance as of December 31, 2025	$1,213,165

During the year ended December 31, 2025, one customer individually accounted for more than 10% of the Company’s gross revenue, while the amount due from this customer was not material. In addition, another customer accounted for less than 10% of gross revenue but represented more than 10% of the Company’s total accounts receivable balance as of December 31, 2025.

During the year ended December 31, 2024, no single customer accounted for more than 10% of the Company’s gross revenue. As of December 31, 2024, two customers individually accounted for more than 10% of the Company’s total accounts receivable. One of these customers is considered a related party due to ownership.

Inventories: Inventories are stated at the lower of cost (determined by average cost method) or net realizable value. The valuation of inventories requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or net realizable value calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or net realizable value. As of December 31, 2025 and 2024, an allowance for obsolete or slow-moving inventory was not required. The Company recognized a provision for inventory shrinkage of $0 and $23,926 for the years ended December 31, 2025 and 2024.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventories consist of parts and finished goods that include material, labor and manufacturing overhead costs. Parts primarily consist of manufacturing materials, hardware, wiring, and piping. Inventories consisted of the following:

	December 31,	December 31,
	2025	2024
Parts	$472,079	$164,131
Finished Goods	161,719	386,564
Total	$633,798	$550,695

Convertible notes receivable, related party: The Company recorded convertible notes receivable for advances made to MCAC during the year ended December 31, 2023 for working capital purposes. The convertible notes receivable were non-interest bearing and were to be repaid upon consummation of a Business Combination. At the Company’s option, the convertible notes receivable could be converted into stock purchase warrants of MCAC at $1.00 per warrant. The Company accounts for these convertible notes receivable in accordance with ASC 310, Receivables. At the close of the Business Combination (see Note 8 and Note 9), the convertible notes receivable was neither repaid nor converted into stock purchase warrants of MCAC and were instead eliminated in consolidation.

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

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation, or if acquired in a business combination, at fair value as of the date of acquisition. Depreciation is computed using the straight-line method, based upon the following estimated useful lives:

Estimated
Classification	Useful Life
Furniture and fixtures	3-5 years
Machinery and equipment	3-10 years
Vehicles	3-6 years
Property improvements	5 years
Buildings	15 years

Land is acquired in connection with the Geo Impex acquisition and is recorded at relative fair value in accordance with ASC 805 and is not depreciated, as it is deemed to have an indefinite useful life.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Estimated
Classification	Useful Life
Customer Relationships	8 - 25 years
Trade Names	3 - 10 years
Noncompetition Agreements	5 years
Acquired Technology	5 - 10 years
Intellectual Property	5 - 15 years
Internally Developed Software	3-5 years

The Company amortizes its finite-lived intangible assets on a straight-line basis over their estimated useful lives.

Software development costs: Costs are incurred related to internally developed software that powers the Company’s platforms that are accessed by customers. The Company follows an agile development methodology, whereby software is developed and enhanced through iterative, feature-by-feature releases for both software capitalized under ASC 350 & ASC 985. The Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms as per ASC 350, 350-40, Intangibles — Goodwill and Other — Internal-Use Software. The Company analyses the nature of the development and implementation activities - i.e. whether Subtopic 350-40 characterizes them as capitalizable application development stage activities - when deciding whether the costs of those activities should be capitalized or expensed as incurred. Capitalized costs include personnel and related employee benefits expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. Software development costs, when placed in service, are amortized on a straight-line basis over the estimated useful life of the software, which is three years, upon initial release of the software or additional features. During the years ended December 31, 2025 and 2024, the Company capitalized costs amounting to $91,217 and $91,292, respectively.

For the costs incurred in developing the firmware embedded in the hardware devices that the Company sells and leases to its customers, the Company applies the principles of FASB Accounting Standards Codification (“ASC”) 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company estimates the useful life of the software to be three (3) years. During the years ended December 31, 2025 and 2024, the Company capitalized software development costs totaling $0 and $94,811, respectively.

Business combination and asset acquisition: The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting in accordance with ASC Topic 805 Business Combinations (“ASC 805”), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. The Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in the fair value of contingent consideration liabilities in the consolidated statements of operations and comprehensive loss.

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Investments in Joint Ventures: The Company accounts for investments in joint ventures under the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures, when it has the ability to exercise significant influence over the operating and financial policies of the investee but does not control it. Under the equity method, the Company’s share of the joint venture’s earnings or losses is recognized in the consolidated statements of operations within other income (expense). The carrying value of equity method investments is reported within other noncurrent assets on the consolidated balance sheets. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. Transactions and balances related to joint ventures were insignificant for the year ended December 31, 2025 and were not applicable for the year ended December 31, 2024.

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

Impairment of long-lived assets and finite- lived Intangible asset: In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets (“ASC 360”), the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

In performing this assessment, the Company evaluates various indicators of impairment, including (i) significant adverse changes in general economic or market conditions, (ii) adverse changes in the industry or competitive environment, (iii) increases in market-based discount rates, (iv) declines in the Company’s market capitalization relative to its net assets, (v) actual or projected operating results that are below prior expectations, and (vi) entity-specific factors such as changes in business strategy or the manner in which the assets are utilized.

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

The Company assessed its long-lived assets for impairment indicators as of December 31, 2025 and 2024. The Company concluded that indicators of impairment existed as of December 31, 2025 and December 31, 2024; refer to Note 6: Goodwill and Intangible Assets, net.

The assumptions used in the impairment analyses represent Level 3 inputs.

Impairment of Goodwill: Goodwill represents an excess of the cost over the fair market value of net assets acquired in business combinations. In accordance with Intangibles - Goodwill and Other (Topic 350), goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

level. The Company’s reporting units have discrete financial information available, and management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the Company’s reporting structure. Our reporting units are the same as our reportable segments and consistent with the reporting units tested for impairment in prior years. Assets, liabilities and goodwill have been assigned to reporting units based on assets acquired and liabilities assumed as of the date of acquisition.

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

Alternatively, the Company may proceed directly to the quantitative test. Under the quantitative test, the estimated fair value of each reporting unit is compared to it carrying value, including goodwill. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, an impairment charge equal to excess is recognized, up to the maximum amount of goodwill allocated to that reporting unit. Refer note 6- Goodwill and Intangible assets, net.

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

Convertible notes payable: The Company has elected the fair value option under ASC 825-10 to measure its convertible notes payable at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. As a result of this election, the Company is not required to separately evaluate or bifurcate embedded conversion features under ASC 470, as the entire hybrid instrument is carried at fair value. Debt issuance costs associated with convertible notes for which the fair value option has been elected are expensed as incurred rather than deferred and amortized.

The change in fair value (inclusive of any Day 1 Gains or Losses) of approximately $2,146,000 and $1,708,000 was recorded as a component of other income (expense) in the accompanying consolidated statements of operations and comprehensive loss as the change in fair value of the convertible debt was not attributable to instrument specific credit risk during the years ended December 31, 2025 and 2024.

When convertible notes are converted into equity in accordance with their original contractual terms, the Company reclassifies the carrying amount of the liability to equity, and no gain or loss on extinguishment is recognized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Gains and losses on extinguishment of liabilities: The Company recognizes gains and losses on extinguishment of liabilities, including accounts payable and debt obligations, with unrelated parties as the difference between the reacquisition price and the net carrying amount of the associated obligation, as a component of other expense (income), net in the consolidated statements of operations and comprehensive loss. When a modification or exchange of a debt instrument introduces a substantive conversion option that did not previously exist, the Company accounts for the transaction as an extinguishment of the original debt, with the difference between the net carrying amount and the fair value of consideration issued recognized as a gain or loss on extinguishment.

The Company classifies the gains and losses on extinguishment of liabilities with related parties as a reduction of capital in the accompanying statements of changes in stockholders’ deficit or as a component of other expense (income), net in the accompanying consolidated statements of operations and comprehensive loss based on the facts and circumstances of each extinguishment transaction.

Revenue Recognition: The Company follows the guidance of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. The Company’s revenue is generated from customers located in the U.S. and India.

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

Installation and Maintenance Services

Our installation services encompass both solar energy systems and HVAC solutions, including system design, procurement and delivery of key components, and full installation. Solar energy system components typically include photovoltaic modules, inverters, battery storage systems, and related equipment, while HVAC installations include heating, ventilation, and air conditioning units, ductwork, and control systems. These services also include activities required to integrate the systems with existing infrastructure and, where applicable, facilitate connection to the electrical grid. These services represent multiple performance obligations that are combined into a single unit of accounting. Each transaction is a distinct performance obligation, priced on a standalone basis. The transaction price is determined at service or contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for the services provided to the customer and is reported net of discounts that may be offered. Discounts, if any, are generally explicitly stated in a contract as a fixed percentage of the transaction price related to the performance obligations within the contract.

Our operations are organized into two primary categories: Solar and HVAC installation and maintenance services to customers.

For all installation and maintenance contracts as mentioned above, we recognize revenue over time. Our over-time revenue recognition begins when the solar power systems and HVAC solutions are fully installed (as it is at this point that control of the assets begins to be transferred to the customer and the customer retains the significant risks and rewards of ownership).

For certain Installation and maintenance services which have significant installation period, we recognize revenue using the input method based on direct costs to install the systems and defer the costs of installation until such time that control of the assets transfers to the customer (installation).

In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred for installation and obtaining the permission to operate, each relative to the total estimated cost to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost based input methods of revenue recognition are considered a faithful depiction of the Company’s efforts to satisfy these certain specific Installation and maintenance contracts and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred towards contract completion may include costs associated with modules, direct materials, labor, subcontractors, and other indirect costs related to contract performance

Certain specific installation and maintenance contracts with very short installation period are typically completed within one to two weeks, and invoicing generally occurs upon completion of performance. Given the short-term nature of these contracts, the Company has elected to apply the “as-invoiced” practical expedient under ASC 606-10-55-18, as the invoiced amount corresponds directly with the value of the services transferred to the customer at each billing. The output method is considered the most faithful depiction of the Company’s performance for these contracts because, unlike the input method used for longer-duration installation and maintenance contracts, the short contract duration and direct correspondence between invoiced amounts and value delivered to the customer make cost-based progress measurement unnecessary. Accordingly, revenue is recognized in the amount invoiced.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company also sells a range of ConnectM-branded heat pump products directly to customers, including under specific distribution agreements such as with Greentech Renewables. Revenue from heat pump product sales is recognized at a point in time when control transfers to the customer, which generally occurs upon delivery. The Company sells solar energy and battery storage systems and heat pump products to residential and commercial customers and recognizes revenue net of sales taxes collected from customers and remitted to government authorities.

During the year ended December 31, 2025, the Company changed its method of measuring progress for revenue recognized over time in its certain Installation and maintenance services with significant installation period from the “as-invoiced” practical expedient to an cost based input method. Under the revised approach, revenue is recognized based on the Company’s measure of progress toward complete satisfaction of the performance obligation, reflecting the transfer of delivery services to customers as such services are performed.

The change is considered preferable because the cost based input-based method more accurately reflects the pattern of transfer of control and the underlying performance of delivery services and provides greater consistency with the principles of ASC 606 and industry practices for similar service arrangements.

The impact of this change in accounting principle was not material to the Company’s financial statements for the current period. Accordingly, prior period financial statements have not been retrospectively adjusted.

Logistics Services

Logistics Services

Logistics services revenue consists of delivery fees paid by customers for completed deliveries through DeliveryCircle’s proprietary Decios platform. DeliveryCircle acts as a principal in its delivery arrangements, as it controls the delivery service before it is transferred to the customer, directs the carriers who perform the deliveries, bears primary responsibility for fulfillment, has discretion in establishing pricing, and assumes inventory and credit risk. Accordingly, delivery service revenue is presented gross.

Each customer order submitted into the Platform constitutes a single performance obligation representing a delivery service from a single point of origin to a limited number of destinations. The Company has determined that delivery services qualify for over-time revenue recognition under ASC 606-10-25-27(a), as the customer simultaneously receives and consumes the benefits of DeliveryCircle’s performance as each delivery is performed — the service results in transportation of the customer’s parcels to end locations, and if DeliveryCircle were to cease performing at any point, another provider would not need to reperform the work already completed to date.

The Company measures progress toward satisfaction of the performance obligation using the output method based on deliveries completed, applying the right-to-invoice practical expedient under ASC 606-10-55-18. Since the duration of each delivery service is short and the invoice amount is contractually determined at the time the order is submitted, the invoiced amount corresponds directly with the value of the Company’s performance completed to date and faithfully depicts the transfer of services. The output method is considered the most faithful depiction of the transfer of services because each completed delivery represents a discrete, directly observable unit of value transferred to the customer, and the very short performance period makes cost-based input measures unnecessary for faithfully depicting transfer of control.

The transaction price for each delivery order is substantially fixed at the time the order is submitted into the Platform, as the number of items, destination zones, and applicable per-unit rates are established at that point. Delivery service fees and per-order minimum purchase requirements represent fixed consideration determined on a per-order basis. Fuel surcharges, while adjusted monthly based on a national average fuel rate, are fixed at the time each order is entered and do not represent variable consideration. Waiting fees, which are incurred when a carrier waits beyond a specified time at pick-up or drop-off locations, represent variable consideration as the amounts are not determinable until delivery is completed. The Company includes variable consideration in the transaction price only to the extent that it is probable that a significant reversal in cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. Given the short-term nature of each delivery, the limited magnitude of waiting fees relative to total delivery fees, and the Company’s historical experience, the constraint on variable consideration has not had a material impact on revenue recognized during the periods presented.

Revenue is generally billed on a weekly basis with payment terms of net 14 days. The Company excludes from revenue the taxes collected from customers and remitted to government authorities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Change in Accounting Policy. During the year ended December 31, 2025, the Company changed its method of revenue recognition for its Logistics segment from recognizing revenue at a point in time upon delivery completion to recognizing revenue over time as delivery services are performed, consistent with the as-invoiced practical expedient. The change is considered preferable because the over-time method more faithfully reflects the continuous transfer of delivery services to customers and provides greater consistency with the underlying principles of ASC 606. Notwithstanding the change in policy classification, because each delivery performance obligation is completed within a short period (generally within two days or less and often within several hours), the timing of revenue recognition under either method does not result in a materially different pattern or amount of revenue recognized in any reporting period. Accordingly, the impact of this change was not material to the Company’s financial statements, and prior-period financial statements have not been retrospectively adjusted.

Product sales (Hardware Supply with the embedded software)

Product sales are made to original equipment manufacturers (“OEMs”). Some of the Company’s 4G telematics units include both hardware and embedded software components that function together to deliver the products’ essential functionality. In these instances, the hardware generally cannot be used apart from the embedded software and is considered one distinct performance obligation. Revenue is recognized at a point in time upon transfer of control of goods to the customer in accordance with the International Commercial Terms (Incoterms) described in the respective contracts. Annual maintenance and support services provided to customers for installed hardware/software solutions, including periodic inspection, servicing, and technical support to ensure continued functioning of the systems is recognized over time as maintenance and support services are provided over the contract period, as the customer simultaneously receives and consumes the benefits.

The amount of revenue recognized is net of discounts that the Company may offer to a customer. Based on historical experience, estimated returns are determined to be not material as of December 31, 2025 and 2024, and as such no reserve for future estimated returns has been recorded for the years then ended.

The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company’s inventory. Shipping and handling costs that are billed to customers are included in net sales.

Software Services

The Company provides software manpower consultancy services and software subscriptions through its Transportation segment.

Manpower Consultancy Services. Software manpower consultancy services include system and software development, implementation, and customization delivered through deployment of technical resources for customer projects. Contracts may be short-term, project-based arrangements or long-term, annual resource deployment contracts. The customer simultaneously receives and consumes the benefits of the Company’s performance as the services are rendered. Revenue from manpower consultancy services is recognized over time using the right-to-invoice practical expedient under ASC 606, as the amounts invoiced correspond directly to the value of services transferred to the customer during each billing period.

Software Subscription Services. The Company derives subscription revenue from software access fees comprising subscription fees from customers accessing the Company’s IIoT platform. Subscription revenue gives the customer the right to access the Company’s platform over the contract term, which is generally twelve months. The customer simultaneously receives and consumes the benefits of the platform access as the service is provided.

Subscription fees are billed periodically monthly, quarterly and annually. For billing arrangements where invoicing corresponds directly with the value of services provided during each period (e.g., monthly billing), revenue is recognized based on invoiced amounts using the right-to-invoice practical expedient under ASC 606. For contracts with quarterly or annual billing where payments are received in advance, revenue is recognized on a straight-line basis over the applicable service period, as the customer simultaneously receives and consumes the benefits of the service.

Managed Solutions

Managed solutions revenue represents support services provided to a customer, including human resources and payroll administration, procurement and vendor management, marketing and lead generation, working capital and financing facilitation, and business implementation services including technology platform onboarding. While each of these services is individually capable of being distinct — as the customer could benefit from each service on its own or together with other readily available resources under

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASC 606-10-25-19(a) — the Company has determined that the services are not separately identifiable within the context of the contract under ASC 606-10-25-19(b) and are therefore combined into a single performance obligation. Specifically, the Company provides a significant service of integrating the individual services into a single, unified managed services model, and is responsible for coordinating, managing, and overseeing all service elements. The services are highly interdependent and interrelated, are designed to be delivered together, and no individual service provides meaningful standalone benefit within the context of the contract; removing or modifying any individual service would significantly affect the overall arrangement and the customer’s ability to obtain the intended benefit under the MSA.

Performance obligations related to managed solutions contracts are satisfied over time, as the customer simultaneously receives and consumes the benefits of the services as they are performed, and each period of service is substantially the same with the same pattern of transfer over the life of the contract. Revenue is recognized based on amounts invoiced to the customer using the right-to-invoice practical expedient under ASC 606, as the amounts invoiced correspond directly to the value transferred to the customer.

Pricing for the Company’s managed solutions services is established in the customer contract and is set as a percentage of the customer’s revenue for a month. Quarterly, a working capital true-up adjustment may be processed if costs incurred by the customer exceed the percentage of the customer’s revenue. If a working capital true-up adjustment is determined necessary, it is recorded as a reduction of selling, general and administrative expenses as it represents the customer’s reimbursement of costs incurred by the Company.

Distributed Energy & Renewables (“DER”)

The Company’s Distributed Energy & Renewables (“DER”) segment focuses on the delivery of solar and distributed energy solutions for commercial, residential, consumer, and industrial customers in India through the Company’s Cambridge Energy Resources subsidiary, including project development, engineering, procurement, and construction (“EPC”) services, as well as ongoing energy management.

EPC Services. The Company provides turnkey EPC services for solar energy and distributed energy installations, including system design, procurement of photovoltaic modules and related equipment, installation, testing, and commissioning. The equipment and installation services are not distinct within the context of the contract because the Company provides a significant integration service and the customer’s objective is to receive a completed, functional energy system. Accordingly, equipment supply and installation services are combined into a single performance obligation. Revenue from EPC contracts is recognized over time using the cost-based input method, as it provides a faithful depiction of the Company’s efforts to satisfy the performance obligation. Our over-time revenue recognition begins when the solar power systems are fully installed (as it is at this point that control of the assets begins to be transferred to the customer, and the customer retains the significant risks and rewards of ownership).

Power Sales — PPAs and BTS Energy Service Agreements. A portion of the segment’s revenue is earned through the sale of electricity, measured in kilowatt-hours, pursuant to the terms of Power Purchase Agreements (“PPAs”) and Base Transceiver Station (“BTS”) energy service agreements. The Company has evaluated its PPA and BTS arrangements and determined that none qualify as leases under ASC 842, Leases, or as derivatives under ASC 815, Derivatives and Hedging. Accordingly, all such arrangements are accounted for under ASC 606, Revenue from Contracts with Customers.

The Company considers the delivery of energy under PPAs and BTS agreements to represent a series of distinct goods that are substantially the same and have the same pattern of transfer, and revenue is recognized over time using the output method based on energy units delivered. The Company applies the right-to-invoice practical expedient, as the amount invoiced corresponds directly to the volume of energy delivered multiplied by the applicable contract rate.

Certain of the Company’s PPAs contain fixed rates, while others contain floating or escalating rate provisions that adjust periodically based on contractual terms. To the extent that contract rates are subject to adjustment based on indices or other variable factors, the resulting variability in consideration is assessed under the variable consideration guidance in ASC 606-10-32-5 through 32-13. For fixed-rate PPAs and BTS agreements, the transaction price is determinable at contract inception and does not give rise to variable consideration. For floating-rate arrangements, the Company applies the allocation exception under ASC 606-10-32-40, allocating the variable consideration to the distinct period of energy delivery to which it relates, as the terms of the variable payment relate specifically to the Company’s efforts to satisfy the performance obligation in that period. Given the nature of the arrangements — where consideration is based on actual energy delivered at contractually specified rates and uncertainty is resolved at the time of each delivery — the constraint on variable consideration under ASC 606-10-32-11 has not had a material impact on revenue recognized during the periods presented.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PPAs and BTS contracts are generally invoiced on a monthly basis.

Contract Assets and Liabilities

Contract liabilities represent obligations to transfer goods or services to a customer for which the Company has received consideration in advance of performance. Contract liabilities include advance payments received from customers and amounts billed to customers in excess of revenue recognized to date on the related contract. As of December 31, 2025 and 2024, contract liabilities consisted solely of advance payments received from customers.

Contract assets represent the Company’s right to consideration in exchange for goods or services that have been transferred to a customer but for which the right to payment is not yet unconditional. Contract assets arise when (i) revenue recognized to date on a contract exceeds the amount billed to the customer (i.e., unbilled receivables), or (ii) the Company has incurred costs to fulfill a contract in advance of satisfying the related performance obligation. As of December 31, 2025 and 2024, contract assets consisted of commissions, labor, and material costs incurred for projects where the performance obligation was not yet complete. These costs will be recognized in cost of revenues in the same period and manner as the corresponding performance obligation is satisfied.

The portion of contract assets and liabilities expected to be recognized within one year of the reporting date is reflected within current assets and current liabilities, respectively, on the accompanying consolidated balance sheets. The remaining portion expected to be recognized beyond one year is classified as a non-current asset or non-current liability, as applicable.

The following table summarizes the contract asset activity for the years ended December 31, 2025 and 2024:

Balance as of January 1, 2024	$343,646
Deferral of costs on contracts where performance obligations were not complete	(343,646)
Balance as of December 31, 2024	206,750
Recognition of costs on contracts where performance obligations completed during the period	(206,750)
Deferral of costs on contracts where performance obligations were not complete	303,910
Balance as of December 31, 2025	$303,910

The following table summarizes the contract liability activity for the years ended December 31, 2025 and 2024:

Balance as of January 1, 2024	$1,120,817
Recognition of revenue recorded as a contract liability as of January 1, 2024	(1,075,911)
Customer advance payments	557,563
Balance as of December 31, 2024	602,469
Recognition of revenue recorded as a contract liability as of December 31, 2024	(389,375)
Adjustments for the cancelled contract	(175,312)
Customer advance payments	734,231
Balance as of December 31, 2025	$772,013

Limited Warranty

The Company provides limited warranties that include a one-year warranty on any labor provided on installation services and a ten-year warranty on structural damage for certain installation services. Warranties are not considered separate performance obligations as they were determined to be assurance type warranties. Based on historical experience, warranties are determined to not be material as of December 31, 2025 and 2024 and as such no reserve for future warranty claims has been recorded for the years then ended.

Costs to Obtain a Contract

The Company incurs costs to obtain contracts in the form of commissions paid to its sales personnel, a third party service provided and a third party financing company made available to our customers

As all projects are completed within a year, the practical expedient to expense costs to obtain contracts as they are incurred was elected. The commission and financing fee expenses for the years ended December 31, 2025 and 2024 were $1,853,300 and $608,433,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

respectively, and are recorded as a component of selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

Costs to fulfill contracts

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or a specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations, and are recoverable. Such costs generally represent contract setup and fulfillment costs, which include any direct costs incurred at the inception of a contract to enable the delivery of HVAC solutions, solar panels, or related services, including materials, labor, and subcontractor costs directly associated with satisfying the performance obligation. These costs are expensed as the related revenue is recognized in accordance with the Company’s revenue recognition policy.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising expenses: Advertising costs are expensed as incurred. Advertising expenses include the costs incurred to promote the products, services, or brand to the public. These expenses are intended for generating awareness to customers and driving sales through various forms of advertising. Common types of advertising expenses include costs for media placements, production of advertisements, and marketing campaigns across platforms like television, digital, print, and outdoor channels. Advertising expenses were approximately $86,000 and approximately $955,000 for the years ended December 31, 2025 and 2024 respectively.

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

The assumptions used in the Black-Scholes model are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment (see Note 12). As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that depicted in the consolidated financial statements

Warrants: The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. For the years ended December 31, 2025 and 2024, all of the Company’s warrants were accounted for as equity classified instruments.

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

Comprehensive loss: Comprehensive loss is comprised of net loss and all changes to the consolidated statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive gain (loss) for the years ended December 31, 2025 and 2024 consisted of net gain (loss) and unrealized gain (loss) from foreign currency translation adjustment.

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

For the years ended December 31, 2025 and 2024, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. Conversion features of notes payable may have a variable conversion feature, amending the number of conversion shares based on the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

market price of the stock. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Given the Company is in a net loss position for the years ended December 31, 2025 and 2024, there is no difference between basic and diluted net loss per share.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

Options	$473,929
Warrants	13,067,494
Convertible notes payable that convert into common stock	10,124,724
Total	23,666,147

Foreign Currency: The Company’s consolidated financial statements are presented in the reporting currency of the U.S. dollar. The function currency for all consolidated entities is the U.S. dollar, with the exception of subsidiaries which is located in India, whose function currency is the Indian Rupee (INR). Assets and liabilities of the Company are translated into the reporting currency using the exchange rate in effect at the consolidated balance sheet dates. Equity transactions are translated using the historical exchange rate in effect on the date of the transaction, except for the change in accumulated deficit during the year, which is the results of the operations translation process. Results of operations and cash flows are translated using the weighted average exchange rates in effect during the period. As a result, amounts relating to the assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with the changes in the corresponding balances on the accompanying consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the reporting currency are recorded as a component of comprehensive income (loss). For the years ended December 31, 2025 and 2024, the realized foreign currency exchange gain (loss) was $110,360 and $36,579, respectively and is included as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, the unrealized foreign currency exchange gain was de minimis and is included as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

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

The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are more likely than not of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized. At December 31, 2025 and 2024, the Company did not have any reserves for uncertain tax positions recognized. The Company’s policy is to recognize interest and penalties related income tax matters in income tax expense. The Company operates within multiple taxing jurisdictions and in the normal course of business its tax returns are examined in various jurisdictions The Company currently has no federal, state or international tax examinations in progress. The Company is subject to U.S. Federal and state income tax examination for tax years 2022 and forward. Tax returns for years prior to 2022 may remain open with respect to the net operating loss carryforwards that are utilized in a later years, as tax attributes from prior years can be adjusted during an audit of a later year.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Assessing the need for a valuation allowance requires a great deal of judgement and we consider all available evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are recoverable. We evaluate all available evidence including, but not limited to, history of earnings and losses, forecasts of future taxable income, and the weight of evidence that can be objectively verified. See Note 17 - Income taxes of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in our valuation allowance for the years ended December 31, 2025 and 2024.

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

The TCJA also includes provisions for a tax on global intangible low-taxed income (GILTI). GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets, as provided by the TCJA. In January 2018, the FASB issued guidance that allows companies to elect as an accounting policy whether to record the tax effects of GILTI in the period the tax liability is generated (i.e., “period cost”) or provide for deferred tax assets and liabilities related to basis differences that exist and are expected to affect the amount of GILTI inclusion in future years upon reversal (i.e., “deferred method”). The accounting policy of the Company is to record any taxes on GILTI in the provision for income taxes in the year it is incurred. However, the Company has not GILTI inclusion for year ended December 31, 2025.

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

In November 2023, the FASB issued ASU No. 202307, Segment Reporting — Improvements to Reportable Segment Disclosures. ASU 2023-07 requires entities to disclose significant segment expense categories and amounts for each reportable segment and is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 effective January 1, 2024, and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures- In December 2023, the FASB issued this ASU to update income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 prospectively from January 1, 2025, and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements, not yet adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board. Management periodically reviews newly issued accounting standards to determine their potential impact on the Company’s consolidated financial statements and related disclosures.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2024, the SEC issued its final climate disclosure rules (Rule 1), which require the disclosure of climate-related information in annual reports and registration statements, beginning with annual reports for the year ending December 31, 2025. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. We are currently evaluating the impact of the new rules and continue to monitor the status of the related legal challenges.

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. In November 2024, the FASB issued this ASU that requires more detailed disclosure about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expense and depreciation expense. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance does not affect recognition or measurement in our consolidated financial statements.

ASU 2024-04 Debt - Debt with Conversion and Other Options - Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued this ASU which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments.  The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06- Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Conditions and Events Raising Substantial Doubt

As of December 31, 2025, the Company had cash of approximately $2,904,000 and a working capital deficit of approximately $24,739,000. The Company incurred a net loss of approximately $16,058,000 and net cash used in operating activities of approximately $9,792,223 for the year ended December 31, 2025. In addition, the Company’s common stock was delisted from the Nasdaq Capital Market in May 2025, which may limit access to capital markets and adversely impact the Company’s ability to raise additional financing.

These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

Management’s Evaluation

Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations as they become due within one year after the issuance date of these consolidated financial statements. The Company’s recurring losses from operations, negative operating cash flows, working capital deficit and limited liquidity are expected to continue to require additional funding to support ongoing operations and satisfy existing obligations. The delisting of the Company’s common stock further constrains access to capital and may increase the cost of financing. As a result, management has concluded that, absent the successful execution of its plans, the Company may be unable to meet its obligations as they become due.

Management’s Plans to Alleviate Substantial Doubt

Management is actively pursuing multiple initiatives intended to improve liquidity and support the Company’s ability to continue as a going concern, including:

●	raising additional capital through equity and/or debt financing arrangements;
●	continuing to expand revenue-generating activities across its Owned Service Network, Managed Solutions, Distributed Energy & Renewables and Transportation segments;
●	improving operating margins through cost management initiatives, including reductions in discretionary spending and optimization of operating expenses; and
●	pursuing strategic partnerships, customer contracts and other business arrangements to enhance cash flows.

While management believes these plans are reasonable and within its control, there can be no assurance that such plans will be successfully implemented or will generate sufficient liquidity to meet the Company’s obligations. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4: REVERSE RECAPITALIZATION

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Outstanding stock options, whether vested or unvested, to purchase shares of Legacy ConnectM common stock granted under the 2019 Equity Incentive Plan (the “2019 Plan”) (“Legacy Options”) converted into stock options for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to the Legacy Options immediately prior to the Business Combination, after giving effect to the Exchange Ratio (see Note 10). Legacy Options are granted under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) (see Note 10), and as such are excluded from the Share Consideration.

Outstanding warrants to purchase shares of Legacy ConnectM common stock (“Legacy Warrants”) converted into warrants for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to the Legacy Warrants immediately prior to the Business Combination after giving effect to the Exchange Ratio.

Outstanding warrants to purchase shares of MCAC Class A common stock will remain outstanding at the Closing Date. The warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

In connection with the Business Combination,

●	certain MCAC shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 3,665,639 shares of MCAC Class A common stock for gross redemption payments of $41,652,720.
●	certain MCAC shareholders who held rights issued at MCAC’s IPO automatically received 920,000 shares of MCAC Class A common stock, which was one-tenth of one share of MCAC common stock.
●	an investor purchased 3,248,466 shares of MCAC Class A common stock on the Closing Date in the open market from certain MCAC shareholders from those who elected to redeem shares of MCAC pursuant to the terms of a forward purchase agreement entered into effective December 31, 2022.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2024:

Cash – MCAC’s trust and cash (net of redemption)	$38,441,920
Less: transaction costs and advisory fees paid	(2,670,961)
Net Business Combination financing	$35,770,959

The number of shares of the Company’s common stock issued immediately following the consummation of the Business Combination were:

Common stock, outstanding prior to Business Combination	3,898,781
Less: redemption of MCAC shares	(3,665,639)
Common stock of MCAC	233,142
MCAC founder shares	2,300,000
Rights issued to MCAC shareholders	920,000
Shares outstanding in connection with forward purchase agreement	3,248,466
Business Combination and forward purchase agreement financing shares	6,701,608
Legacy ConnectM shares	14,422,449
Total shares of common stock immediately after Business Combination	21,124,057
Issuance of shares of common stock after Business Combination	7,969,232
Total shares of common stock at December 31, 2024	29,093,289

The number of Legacy ConnectM shares was determined as follows:

		Legacy
		ConnectM
		shares,
	Legacy	effected for
	ConnectM	Exchange
	shares	Ratio
Recapitalization applied to common stock outstanding at December 31, 2022	1,588,141	5,274,587
Issuance of Old ConnectM shares prior to closing of Business Combination	5,000	16,607
Conversion of convertible notes payable to common stock prior to Business Combination	321,428	1,067,592
Recapitalization applied to Series Seed preferred stock outstanding at December 31, 2022	644,030	2,139,081
Recapitalization applied to Series Seed-1 preferred stock outstanding at December 31, 2022	91,120	302,645
Recapitalization applied to Series A-1 preferred stock outstanding at December 31, 2022	743,068	2,468,026
Recapitalization applied to Series B-1 preferred stock outstanding at December 31, 2022	649,843	2,158,388
Recapitalization applied to Series B-2 preferred stock outstanding at December 31, 2022	299,730	995,523
		14,422,449

Shares of common stock reserved for issuance for the exercise of the Legacy Options and Legacy Warrants totaled 473,929 and 77,494, respectively, after giving effect for the Exchange Ratio.

NOTE 5: ACQUISITIONS

Amperics Acquisition

On November 3, 2025, the Company completed the acquisition of certain assets of Amperics Holdings LLC and Amperics Inc. (collectively, “Amperics”) pursuant to an Asset Purchase Agreement. The sole asset acquired was proprietary technology related to Amperics’ nanotechnology-based energy-storage business, which will be integrated into Keen Labs, the Company’s AI and technology subsidiary.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 2,700,000 shares of common stock to the seller in exchange for the acquired proprietary technology of Amperics, valued at the closing market price of $0.32 per share on the acquisition date, for a total purchase consideration of approximately $864,000. No cash was paid. The agreement contains no earn-outs or other contingent consideration.

Amount
Proprietary know-how and technical documents	$864,000
Total assets acquired	$864,000

The only asset acquired in the Transaction was the proprietary technology (including proprietary know-how and technical documentation) with a useful life of 10 years. We assumed only post-closing obligations under the assumed contracts and assigned intellectual property. All pre-closing liabilities, taxes, indebtedness, and other obligations remained with the sellers.

The transaction was evaluated under ASC 805 and was accounted for as an asset acquisition.

Further, in accordance with ASC 280, Segment Reporting, the Company has concluded that Amperics is included within “Others” as it does not meet the quantitative thresholds to qualify as a reportable segment.

Geo Impex Acquisition

On November 3, 2025, we acquired control of Geo Impex through an Exchange and Acquisition Agreement. Under the agreement, (i) We acquired approximately 86.22% of the voting equity interests of Geo Impex India in exchange for newly issued shares of our common stock and promissory notes indirectly through our wholly owned subsidiary in India. The remaining 13.78% is held by third-party shareholders and is reported as non-controlling interest of $984,025.

As part of the consideration, we issued 33,300,000 shares of our common stock valued at approximately $10,656,000 based on the closing price on the acquisition date and a promissory note with a principal amount of $788,900 for a total purchase price of $11,444,900.

The agreement contains no earn-outs or other contingent consideration. The number of shares issued is subject only to an equitable adjustment for stock splits between signing and closing. The promissory note has a fixed principal and no variable features.

The transaction was evaluated under ASC 805, Business Combinations. The Company concluded that the transaction did not meet the definition of a business combination and was accounted for as an asset acquisition under U.S. GAAP. The allocation of purchase consideration to identifiable assets (including land and related rights) and liabilities have been determined based on their relative fair values at the acquisition date. No goodwill was recognized.

Total fair value of the consideration transferred was approximately $12,428,924 allocated as follows:

Geo Impex
Date of Acquisition(s)	November 03, 2025
Cash	$1,796
Prepaid expenses and other current assets	35,425
Property and equipment, net	16,687,788
Total assets acquired	16,725,009
Accounts payable	8,462
Debt, net of current portion	282,446
Deferred tax liabilities	4,005,177
Total liabilities assumed	4,296,085
Net assets acquired	$12,428,924
Goodwill	$—
Non-controlling interest	$984,025

The total cost of the acquisition comprising the fair value of the consideration transferred and the non-controlling interest — was allocated to the qualified and other identifiable assets and liabilities assumed on the basis of fair values / book value as applicable.

Further, in accordance with ASC 280, Segment Reporting, the Company has concluded that Geo Impex is included within “Corporate & Strategic Assets” as it meets the quantitative thresholds to qualify as a reportable segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ATS and SESB acquisitions

On April 28, 2025, the Company entered into a stock purchase agreement with W4 Partners LLC (the “Seller”), for the purposes of acquiring from the Seller all of the issued and outstanding equity securities of Air Temp Service Co, Inc. (“ATS”) and Solar Energy Systems of Brevard, Inc (“SESB”). ATS is engaged in the business of the maintenance, repair, installation and sale of residential and commercial heating and cooling systems and other products and related services and SESB is engaged in the business of the maintenance, repair, installation and sale of solar heating systems and related services. Prior to the closing of this acquisition, both ATS and SESB were customers in the Company’s Managed Solutions reporting segment.

In connection with the transaction, the Company:

●	Issued 2,200,000 shares of its common stock at closing, and
●	Issued an additional 2,700,000 shares upon the Company’s delisting from Nasdaq on May 7, 2025 (within 90 days of closing), as required under the Stock Purchase Agreement.

The transaction was evaluated under ASC 805, Business Combinations. The Company concluded that substantially all of the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. In addition, the acquired set includes inputs, a substantive process (an organized workforce capable of producing outputs), and outputs. Accordingly, each of ATS and SESB meets the definition of a business, and the acquisitions were accounted for using the acquisition method under ASC 805.

Contingent Consideration: The contingent share issuance (2,700,000 shares triggered by Nasdaq delisting within 90 days) was evaluated under ASC 480 and ASC 815-40 and classified as equity. The arrangement is indexed to the Company’s own stock (fixed number of shares, not a fixed monetary value) and meets the equity classification criteria under ASC 815-40-25 (settlement in shares only, no cash settlement provision, sufficient authorized shares). Equity-classified contingent consideration is not remeasured subsequent to the acquisition date. The additional shares were recognized at fair value on the date of the delisting event, with the change from the acquisition-date fair value recorded as a measurement-period adjustment to goodwill.

The total fair value of consideration transferred was approximately $3,646,839 and consisted of the fair value of 4,900,000 shares of the Company’s common stock issued to the Seller, adjusted for the settlement of a preexisting relationship, as detailed below:

	ATS	SESB	Total
Fair value of common stock issued (2,200,000 shares at $0.6534)	$980,100	$457,380	$1,437,480
Fair value of common stock issued (2,700,000 shares at $0.6534)	1,201,000	561,000	1,762,000
Total fair value of shares issues	$2,181,100	$1,018,380	$3,199,480
Settlement of preexisting relationship (accounts receivable / payable)	474,873	(27,514)	447,359
Total Consideration	$2,655,973	$990,866	$3,646,839

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the shares was determined based on the Company’s closing stock price on the respective dates of obligation. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

	ATS	SESB
Date of Acquisition(s)	April 28, 2025	April 28, 2025	Total
Accounts receivable	143,886	6,171	150,057
Prepaid expenses and other current assets	143,858	—	143,858
Property and equipment, net	86,670	—	86,670
Right-of-use asset – operating lease	113,231	—	113,231
Customer relationships	200,000	140,000	340,000
Trademark	160,000	82,000	242,000
Total assets acquired	847,645	228,171	1,075,816
Accounts payable	240,014	—	240,014
Accrued expenses and other current liabilities	138,508	8,118	146,626
Debt, net of debt discount	164,772	47,892	212,664
Contract liabilities	18,400	—	18,400
Operating lease liabilities	116,798	—	116,798
Debt, net of current portion	183,155	—	183,155
Total liabilities assumed	861,647	56,010	917,657
Net assets acquired	$(14,002)	$172,161	$158,159

Goodwill	$2,669,975	$818,705	$3,488,680

The fair value of acquired customer relationships was estimated using a discounted cash flow approach based on projected earnings attributable to these relationships, with estimated useful lives of 15 years and 11 years for ATS and SESB, respectively. The fair value of acquired trade names was estimated using a relief-from-royalty method under the income approach, with estimated useful lives of 10 years for both ATS and SESB. Working capital items and property and equipment were recorded at carrying value, which approximated fair value due to their short-term nature. Deferred revenue (contract liabilities) was recognized at carrying value in accordance with ASU 2021-08.

Goodwill recognized in connection with the acquisitions primarily reflects the Company’s ability to generate synergies through the integration of these businesses, expand and deepen customer relationships, establish beachheads in strategic geographies, and realize operational efficiencies that are not separately recognized as identifiable intangible assets.

In accordance with ASC 280, Segment Reporting, the company has assessed ATS and SESB acquisitions to be part of the Owned Service Network.

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

This acquisition was executed under a court-supervised insolvency resolution plan approved by India’s National Company Law Tribunal (“NCLT”) under the Insolvency and Bankruptcy Code, resulted into a bargain purchase gain of approximately $2,121,079 which was reported in the accompanying Consolidated Statement of Operations and other comprehensive loss. Prior to acquisition, CER was under financial distress and undergoing insolvency proceedings. Under the NCLT-approved resolution plan:

1.	All outstanding equity shares of CER were cancelled, and ConnectM India became the sole legal and beneficial owner of CER as of the acquisition date.
2.	Certain liabilities were restructured and settled in accordance with the approved resolution plan.
3.	Control of operations, assets, and liabilities was transferred to ConnectM India at values established in the approved resolution plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ConnectM India committed to provide approximately $1,137,818 as a capital infusion in exchange for all of CER’s equity, of which approximately $719,897 had been funded as of December 31, 2025, with the remaining payments due for payment along with late payment surcharge levied at 9% p.a. Pursuant to the court-approved resolution plan, these funds were used to settle approved creditor claims and to recapitalize CER.

CER expands the Company’s operating presence in India’s rooftop solar distributed energy (solar and battery) and telecommunications enterprise energy-management sectors. Based on review of existing segments in accordance with ASC 280 – Segment Reporting, the operations of CER are included within the ‘Distributed Energy & Renewables’ segment.

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

The Company determined that the fair value of the consideration transferred as of the acquisition date was $1,108,640.:

Settlement of liabilities with NCLT plan	$1,137,818
Deferred consideration	(903,446)
Present value of deferred consideration	874,268
Total	$1,108,640

The Company estimated the fair value of acquired assets and liabilities as of the effective time of the business combination based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Business Combination. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Presented below is the purchase price allocation for the acquisitions noted above.

CER
Date of Acquisition(s)	April 25, 2025
Cash	$324,743
Accounts receivable	76,450
Prepaid expenses and other current assets	428,775
Property and equipment, net	3,470,466
Customer relationships	117,487
Total assets acquired	4,417,921
Accounts payable	158,178
Accrued expenses and other current liabilities	358,145
Deferred tax liability	58,593
Total liabilities assumed	574,916
Net assets acquired	$3,843,005

Bargain purchase gain	$2,121,079
Non-controlling interest	$613,286

The fair value of the customer relationship intangible asset at CER Rooftop was estimated using the multi-period excess earnings method (“MPEEM”), which isolates the cash flows attributable specifically to the customer relationship after deducting contributory asset charges, and has been assigned an estimated useful life of 25 years. The valuation considered projected revenues from existing customers under long-term power purchase arrangements, expected operating margins, contributory asset charges, and a discount rate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of approximately 20%. The customer relationship intangible has been recognized separately from goodwill in accordance with ASC 805-20-25-10.

The acquired accounts receivable were recorded at fair value, representing amounts that have subsequently been collected or are expected to be collected from customers. Property and equipment acquired primarily represent installation and service equipment located at CER and its subsidiaries.

Further, in accordance with ASC 280, Segment Reporting, the company has assessed CER acquisitions to be part of the Distributed Energy & Renewables segment.

Delivery Circle

On August 5, 2024, the Company entered into a Membership Purchase Agreement (the “Purchase Agreement”) with an individual (“Seller”), for the purposes of acquiring from the Seller certain of the issued and outstanding equity securities of DeliveryCircle, LLC, (“DC”). DC is engaged in the business of providing dispatch and delivery services and related software.

Pursuant to the Purchase Agreement, ConnectM purchased from the Seller certain membership interests in DC, comprised of 842,157 Class A Units, 207,843 Class P Units and 3,063 Series A Units (the “Acquired Interests”), which account for approximately forty-six percent (46.0%) of the equity interests. In addition, in connection with ConnectM’s acquisition of the Acquired Interests, ConnectM will have the right to appoint four out of the seven voting members to DC’s board of directors, who will be having power to take all the decisions of operations of the entity.

ConnectM purchased the Acquired Interests in exchange for $520,000 cash consideration plus contingent consideration. The contingent consideration is the lesser of a base amount, 20% of revenue growth from the previous year, or 37% of EBITDA for the current year, is paid annually in February of the subsequent calendar year for the prior fiscal year and is applicable to the years ended December 31, 2024 through 2031. The Company used a Monte Carlo simulation model to calculate the contingent consideration’s fair value of approximately $575,690 (see Note 14).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Identified intangible asset	Fair Value	Useful life
Customer relationships	$106,000	8 years
Developed technologies	400,000	5 years
Tradename	80,000	5 years
Fair value of identifiable intangible assets	$586,000

The identifiable intangible assets were valued using the income approach with the assistance of third-party appraisers. The income approach requires several judgements and assumptions, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate.

The Company recorded a payable for the cash consideration the date of closing and subsequently paid $350,000 in December 2024. As of December 31, 2025, there was no unpaid cash consideration outstanding, as the full amount had been paid.

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

On October 21st, 2025, the Company fully repaid the note with a payment of $153,126, consisting of $149,790 in principal and $3,336 in accrued interest. Following this payment, the note was retired in full and all related obligations were satisfied.

In accordance with ASC 280, Segment Reporting, the company has assessed Delivery Circle to be part of the Logistics segment.

Green Energy Gains

On October 9, 2024, ConnectM entered into a purchase agreement with the owners of Green Energy Gains (“GEG”), whereby the Company has acquired all of the issued and outstanding capital stock of GEG in exchange for the issuance of 160,000 shares of the Company common stock with a fair value of $161,440 as determined using the closing share price on the date of issuance. As of acquisition date, one of the indirect owners of GEG was also the related party investor of the Company (see Note 15). GEG provides home energy assessments and modeling services that identify weatherization opportunities to reduce a home’s utility costs. The acquisition of GEG is expected to expand the Company’s customer base for its other products and services after no cost GEG home energy assessments are completed.

Prior to the acquisition, GEG was a customer in the Company’s managed services reporting segment. In connection with the acquisition, the pre-existing obligations owed to the Company from GEG were settled and total consideration was increased accordingly. In accordance with ASC 280, the company has assessed Green Energy Gains to be part of the Owned Network Service.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the purchase consideration in the acquisition is as follows:

Fair value of shares of the Company‘s common stock issued	$161,440
Settlement of note receivable from GEG	99,636
Settlement of accounts receivable from GEG	115,854
$376,930

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$18,680
Accounts receivable	17,367
Property and equipment	35,651
Intangible assets	97,790
Accounts payable	(29,168)
Accrued expenses and other current liabilities	(22,736)
Total identifiable net assets	117,583
Goodwill	$259,347

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

Identified intangible asset	Fair Value	Useful life
Customer relationships	$35,180	15 years
Acquired technologies	40,530	5 years
Tradename	22,080	4 years
Total fair value of identifiable intangible assets	$97,790

The identifiable intangible assets were valued using the income approach with the assistance of third-party appraisers. The income approach requires several judgements and assumptions, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate (see Note 14).

ConnectM acquired 60% of Green Energy Gains by issuing 88,000 common shares at fair market value of $1.009 per share from Srimulli Renewables LLC and 40% by issuing 72,000 common shares at fair market value of $1.009 per share from Greg Kendall. The two members of Srimulli Renewables LLC are also ConnectM shareholders, each holding more than 4.9% of total shares outstanding.

The results of these acquired entities are presented within the Company’s operating segments as follows:

●	ATS – reported within the Owned Service Network segment. ATS contributed approximately $1,288,000 and $483,000 of revenue and net loss respectively from the acquisition date through December 31, 2025.
●	SESB – reported within the Owned Service Network segment. SESB had $0 and $225,000 revenue and net loss respectively from the acquisition date through December 31, 2025.
●	CER – reported within the Distributed Energy & Renewables segment. CER contributed approximately $128,000 and $369,000 of revenue and net loss respectively from the acquisition date through December 31, 2025.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

	Owned
	Service Network	Logistics	Total
Balance as at January 1, 2024	$2,246,619	$—	$2,246,619
Acquisitions	259,347	790,451	1,049,798
Impairment	(1,568,309)	—	(1,568,309)
Balance as at December 31, 2024	937,657	790,451	1,728,108
Acquisitions	3,488,680	—	3,488,680
Impairment	—	—	—
Balance as at December 31, 2025	$4,426,337	$790,451	$5,216,788

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events occur or circumstances change that indicate the carrying amount of the related reporting unit may not be recoverable.

For the year ended December 31, 2025, goodwill was recognized in connection with the Company’s acquisition of Air Temp Service Co., Inc. (“ATS”) and Solar Energy Systems of Brevard, Inc. (“SESB”).

ASC 350, Intangibles - Goodwill provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the one-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the one-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the one-step quantitative impairment test.

As permitted under ASC 350, Intangibles—Goodwill and Other, the Company elected to first perform a qualitative assessment of goodwill impairment for each of its reporting units for the year ended December 31, 2025 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For Owned Service network (‘OSN’) reporting unit, the qualitative assessment indicated that it was more likely than not that the fair value could be less than the carrying amount, and accordingly, a quantitative impairment test was performed. For Logistics reporting unit, the qualitative assessment did not indicate potential impairment, and therefore no quantitative test was necessary.

Under the quantitative approach, the Company estimated fair value of the reporting unit using discounted cash flow model under income approach. The resulting fair value measurements are classified within Level 3 of the fair value hierarchy because they rely on significant unobservable inputs and reflect management’s own assumptions about the views of market participants. Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including the discount rate, revenue growth rates, and projected EBITDA margins. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flow and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 20% for OSN reporting unit. An increase or decrease of 5% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $2,300,000. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth and EBIDTA margins for reporting unit based on history and economic conditions.

Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses and is dependent on the significant management assumption for the selection of multiples.

The Company recorded a goodwill impairment of $0 and $1,568,309 during the twelve months ending December 31, 2025, and December 31, 2024 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net

As of December 31, 2025, the Company performed an evaluation of its long-lived intangible assets to determine whether events or changes in circumstances indicated that their carrying amounts may not be recoverable in accordance with ASC 360. In conducting this assessment, the Company considered multiple impairment indicators, including (i) significant adverse changes in general economic or market conditions, (ii) adverse changes in the industry or competitive environment, (iii) increases in market-based discount rates, (iv) declines in the Company’s market capitalization relative to its net assets, (v) actual or projected operating results that are below prior expectations, and (vi) entity-specific factors such as changes in business strategy or the manner in which assets are utilized.

For ATS, the primary trigger, consistent with ASC 360-10-35-21(f), was the subsequent strategic transfer of the HVAC business assets and operations and associated intangibles at no consideration, resulting in expected early disposal.

For the SESB asset group, impairment indicators were identified in accordance with ASC 360-10-35-21(a)–(e) due to lower-than-projected 2025 revenue, reduced utilization resulting from the strategic decision to scale down solar operations in Florida, and adverse changes in the regulatory and industry environment affecting expected cash flows.

Based on this evaluation, the Company concluded that impairment indicators were present, primarily associated with the ATS and SESB asset groups. Accordingly, a recoverability test was performed. The results indicated that the carrying amounts of these asset groups were not recoverable, as the estimated undiscounted future cash flows were less than their respective carrying values. As a result, the Company recognized a full impairment charge of approximately $548,000 for the year ended December 31, 2025, reducing the carrying value of the trade name and customer relationship intangible assets related to ATS and SESB to zero. This non-cash impairment charge was recorded within the intangible asset impairment expense in the consolidated statements of operations and comprehensive loss.

The assumptions used in estimating the undiscounted future cash flows are based on currently available data and management’s best estimates of future income statement and working capital elements. A change in market conditions or other factors could have a material effect on the estimated values. Fair value was determined based on discounted cash flows requiring judgement. These factors include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. The measurements used in the impairment review of finite-lived intangible assets are Level 3 measurements. There are inherent uncertainties related to the assumptions used and to management’s application of these assumptions.

Identifiable intangible assets consist of the following at December 31, 2025:

	Weighted Average Remaining
	Amortization Period (years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	12.7	$1,445,244	(1,020,532)	$424,711
Trade name	5.0	868,355	(634,917)	233,438
Noncompetition agreement	1.1	91,167	(83,537)	7,630
Intellectual property	0.0	15,862	(15,862)	—
Intangible assets: Proprietary technology	6.8	864,000	(20,571)	843,429
Internally developed software	3.0	676,895	(331,559)	345,336
Intangible assets: Patent	8.5	19,324	(8,374)	10,950
Developed technology	3.6	440,530	(123,466)	317,064
Total intangible assets, net		$4,421,377	$(2,238,818)	$2,182,558

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets consist of the following at December 31, 2024*:

	Weighted Average Remaining Amortization Period (years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	11.5	$777,180	$(373,653)	$403,527
Tradename	6.1	386,080	(102,722)	283,358
Noncompetition agreements	2.1	34,000	(19,570)	14,430
Intellectual property	9.5	35,186	(22,947)	12,239
Acquired technology	4.6	440,530	(35,360)	405,170
Internally developed software	3.3	609,385	(319,933)	289,452
Total intangible assets, net		$2,282,361	$(874,185)	$1,408,176

* Prior period amounts are presented on a net basis and reflect the impact of an $835,319 impairment charge on intangible assets recorded during the year ended December 31, 2024. This presentation has no impact on the consolidated financial statements as the net carrying value of the reported assets remains unchanged.

Intangible assets are amortized over their estimated useful lives of 3 to 25 years using the straight-line method. Amortization expense was approximately $424,000 and $480,000 for the years ended December 31, 2025 and 2024, respectively. Amortization expense over the next five years and thereafter is as follows:

Years ending December 31,	Amount
2026	$473,905
2027	427,176
2028	409,113
2029	270,286
2030	189,695
Thereafter	412,383
Total	$2,182,558

The above amounts do not include $160,400 of capitalized costs for internally developed software that are still in the development stage and not yet subject to amortization.

As of December 31, 2025 and 2024, unamortized software development costs for software capitalized under ASC 985-20 amounted to $57,002 and $92,361 respectively. Total amortization charged for software capitalized under ASC 985-20 was $35,359 and $35,359 for the year ended December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, the Company recognized an impairment charge of $548,492 and $836,000 respectively related to intangible assets.

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31:

	2025	2024
Land	$16,480,260	$—
Furniture and fixtures	812,962	102,415
Machinery and equipment	2,610,290	97,071
Vehicles	713,338	850,642
Property improvements	23,283	16,824
Building	574,758	570,000
Property and Equipment	21,214,891	1,636,952
Less: Accumulated Depreciation	(884,203)	(700,379)
Total	$20,330,688	$936,573

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2025, the Company recorded a loss on disposal of approximately $28,000 for a vehicle that was repossessed by the lender. The Company reduced the carrying value of the associated vehicle loan by the estimated fair value of the vehicle of approximately $56,500 as of the date of the repossession.

During the year ended December 31, 2024, the Company recorded a loss on disposal of approximately $8,000 for a vehicle that was repossessed by the lender. The Company reduced the carrying value of the associated vehicle loan by the estimated fair value of the vehicle of approximately $23,000 as of the date of the repossession.

Depreciation expense was approximately $420,000 and $266,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 8: CONVERTIBLE DEBT

The fair value of convertible debt as on December 31:

	2025	2024
2025 convertible notes	$3,778,303	$—
2024 convertible notes	—	2,547,209
Assumed 2024 notes	—	3,630,000
SEPA Convertible note	1,543,000	2,365,114
	5,321,303	8,542,323

*The amount as on December 31, 2024, includes the SEPA option derivative liability of $65,114.

2024 Convertible Notes

During the year ended December 31, 2025, the Company extended the maturity dates and the period the conversion option was exercisable for certain convertible notes because of the volatility the Company’s common stock price was experiencing. The Company evaluated these modifications and concluded that the amended terms were not substantially different from the original terms; accordingly, the modifications were accounted for as modifications under ASC 470-50, and no extinguishment gain or loss was recognized in connection with the extensions. The Company subsequently converted all the 2024 Convertible Notes into the Company’s common stock.

During the year ended December 31, 2025, the Company converted $2,725,214 of convertible note principal (inclusive of accrued interest) through the issuance of 8,260,923 shares of common stock. The convertible notes contained original conversion windows that expired without exercise. Subsequently, the Company entered into debt-for-equity exchanges with the holders under Section 3(a)(9) of the Securities Act at conversion prices based on a discount to the volume-weighted average price of the Company’s common stock. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Accordingly, the Company accounted for these exchanges as debt extinguishments under ASC 470-50, recognizing a gain on extinguishment of $89,731 equal to the difference between the fair value of the common stock issued and the carrying amount of the converted debt, including any unamortized discount or premiums.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Assumed 2024 Convertible Note is non-interest bearing, except in the case of an Event of Default (as defined in the agreement), at which point the interest rate increases to a rate of 10.0% per annum until such event of default is cured. The Company paid $50,000 of the initial mandatory payment of $500,000 within thirty calendar days of the effective date of the Assumed 2024 Note, and such triggered an event of default.

During the year ended December 31, 2025, the Assumed 2024 Note was extinguished in full through debt-for-equity exchanges pursuant to the Company’s 3(a)(10) program with Last Horizon, as described below.

2025 Convertible Notes

The Company entered into thirty-four convertible note agreements in exchange for aggregate gross proceeds of $8,762,250 during the year ended December 31, 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes bear interest at rates ranging from 10.0% to 20.0% per annum, with certain notes bearing a one-time interest charge of 10.0% and the remaining notes bearing interest at 20.0% per annum. The 2025 Convertible Notes have maturity dates that range from 30 days to one year from the convertible note issuance date, optional conversion periods that range from 30 to 210 days, and conversion prices that range from $0.0325 to $1.15 for fixed-price notes. Certain notes contain variable conversion price provisions as described below.

The summary of the individual convertible notes outstanding as of December 31, 2025, is as follows:

			Conversion Option
			Period	Maturity Date
		Conversion	of Exercisability	(from issuance
Issuance Date	Gross Proceeds	Price	(from issuance date)	date)
5/26/2025 (1)	$156,000	$0.25	180-days	210-days
10/1/2025 (2)	188,000	0.05	Upon Default	302-days
10/7/2025 (2)	130,000	0.05	Upon Default	312-days
10/23/2025 (3)	246,250	0.0375	Upon Default	365-days
11/25/2025 (5)	192,000	0.0325	Upon Default	310-days
11/25/2025 (4)	500,000	$0.25	210-days	210-days
12/2/2025 (4)	250,000	$0.25	210-days	210-days
12/8/2025 (4)	1,000,000	$0.25	210-days	210-days
12/8/2025 (4)	250,000	$0.25	210-days	210-days
12/8/2025 (4)	50,000	$0.25	210-days	210-days
12/16/2025 (4)	250,000	$0.25	210-days	210-days
	$3,212,250

(1)From issuance until day 180, the Note’s outstanding principal and accrued interest are convertible, at the holder’s option, into common shares at a price equal to 90% of the lowest daily VWAP of the Company’s common stock during the three trading days immediately preceding the conversion date.

(2)These convertible notes are convertible at a price equal to the greater of (i) $0.05 or (ii) 65% multiplied by the lowest trading price for the common stock during the ten trading days immediately preceding the conversion date.

(3)This convertible note is convertible at a price equal to 75% multiplied by the lowest closing bid price for the common stock during the fifteen trading days immediately preceding the conversion date.

(4)For the first 210 days following issuance, the outstanding principal and accrued interest on each Note are convertible, at the holder’s option, into Common Stock at a price equal to the lower of (1) quotient (rounded down to the nearest whole share) obtained by dividing (x) the sum of the Principal Amount and any interest accrued thereon by (y) 90% of the lowest daily volume weighted average price (the “VWAP”) of the Common Stock on the primary trading market of the Common Stock during the 3 trading day period immediately prior to the applicable measurement date or (2) a fixed conversion price of $0.25. After the 180- day period, the Notes may convert at their fixed stated conversion price of $0.25. The Notes are expected to be converted into shares of our Common Stock.

(5)These convertible notes are convertible at a price equal to 65% multiplied by the lowest trading price for the common stock during the ten trading days immediately preceding the conversion date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The 2025 Convertible Notes are generally convertible at the option of the holder into shares of the Company’s common stock at the applicable conversion price, with the number of shares issuable upon conversion determined by dividing the sum of outstanding principal and accrued interest by the conversion price. Certain notes are convertible only upon the occurrence of an event of default. The 2025 Convertible Notes may generally be prepaid in full or in part by the Company at any time without penalty; however, certain notes provide for a prepayment discount ranging from 2% to 5% of the outstanding balance on a sliding scale based on early repayment between 60 and 180 days prior to maturity.

During the year ended December 31, 2025, the Company converted $6,155,891 of convertible note principal (inclusive of accrued interest) through the issuance of 35,011,418 shares of common stock. For convertible notes that are settled in accordance with their original contractual terms, changes in fair value up to the date of conversion are recognized in earnings. With respect to other convertible notes containing original conversion windows that expired without exercise, the Company entered into debt-for-equity exchanges with the holders under Section 3(a)(9) of the Securities Act at conversion prices based on a discount to the volume-weighted average price of the Company’s common stock. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Accordingly, the Company accounted for these exchanges as debt extinguishments under ASC 470-50, recognizing gain on extinguishment of $2,261,222 equal to the difference between the fair value of the common stock issued and the carrying amount of the converted debt, including any unamortized discount or premiums.

The Company elected the fair value option for the 2025 Convertible Notes and therefore measured the 2025 Convertible Notes at fair value at issuance and each subsequent reporting period, with changes in fair value recognized in earnings. As of issuance and at December 31, 2025, the fair value of the remaining 2025 Convertible Notes was determined to be $3,212,250 and $3,778,303 respectively (see Note 12).

The remaining 2025 Convertible Notes were convertible into 10,124,724 shares of the Company’s common stock on December 31, 2025.

SEPA Convertible Note

In December 2024, in connection with and pursuant to the terms of its Standby Equity Purchase Agreement (the “SEPA”) entered into with YA II PN, LTD., an exempt limited partnership from the Cayman Islands (“Yorkville”) (See Note 12 - SEPA Derivative Liability), Yorkville agreed to advance to the Company, in exchange for convertible promissory notes, an aggregate principal amount of up to $4,500,000, $2,500,000 of which was funded during December 2024 in exchange for the issuance by the Company of a Convertible Promissory Note (the “SEPA Convertible Note”). The Company received net proceeds of $2,300,000 after a non-cash original issue discount of 8.0%, or $200,000.

As of December 31, 2025 and 2024, the outstanding principal balance of the SEPA Convertible Note was approximately $1,386,975 and $2,500,000, respectively. The fair value of the SEPA Convertible Note was approximately $1,543,000 and $2,300,000 as of December 31, 2025 and 2024, respectively, and is included within “Convertible debt, at fair value” under current liabilities on the consolidated balance sheets. The change in fair value recognized in earnings was $979,553 for the year ended December 31, 2025 and $0 for the year ended December 31, 2024, and is included in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss (refer to Note 12).

The Company elected the Fair Value Option for the SEPA Convertible Note and therefore measured the SEPA Convertible Note at fair value at issuance and each subsequent reporting period, with changes in fair value recognized in earnings.

The SEPA Convertible Note had a maturity date in December 2025 and accrues interest at 7.0% per annum, subject to increase to 18.0% per annum upon the occurrence of an event of default as defined in the agreement (the “Additional Interest”).

The Company was also required to pay commitment fees of $375,000. Of this amount, $187,500 was due up front in the form of shares, for which the Company issued 264,456 shares. The remaining amount was due in cash on the six-month anniversary date of the agreement. Commencing in March 2025, the Company was required to make monthly principal and interest payments totaling $277,778 (increasing to $500,000 after the second tranche of advances are received) in cash or an Advance Notice (as defined in the SEPA).

Yorkville had the right to convert any portion of the outstanding principal into shares of the Company’s common stock at (a) $2.00 per share at any time (the “Fixed Price”) or (b) 93.0% of the lowest daily variable weighted average price (the “VWAP”) during the ten consecutive trading days immediately preceding the conversion date, but not lower than the floor price of $0.1418 (the “Variable Price”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

At the floor price of $0.1418, the maximum number of shares into which the SEPA Convertible Note is potentially convertible is 9,781,209 shares, which represents the maximum number of shares issuable under the agreement.

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

The SEPA Convertible Note provides that an event of default occurs upon, among other things: (i) failure to pay principal, interest, or other amounts when due, subject to a five trading day cure period; (ii) commencement of bankruptcy, insolvency, reorganization, or liquidation proceedings by or against the Company or any subsidiary that remain undismissed for 61 days; (iii) default under any other indebtedness exceeding $500,000 that results in such indebtedness becoming due and payable; (iv) entry of final judgments against the Company exceeding $500,000 in the aggregate that remain unsatisfied for 30 days; (v) cessation of trading of the common stock on any principal market for ten consecutive trading days; (vi) the Company being party to a change of control transaction unless the note is retired; (vii) failure to timely deliver shares upon conversion; (viii) failure to timely file periodic reports with the SEC; (ix) any material misrepresentation under the transaction documents; or (x) breach of any other material covenant not otherwise covered, subject to a ten business day cure period. Upon the occurrence of an event of default (other than bankruptcy-related events), the full unpaid principal, together with accrued and unpaid interest and other amounts, becomes immediately due and payable at the election of the holder. In the case of bankruptcy-related events, such amounts become automatically due and payable without notice or demand. In addition, upon an event of default or after the maturity date, the holder has the right to convert the note at the lower of the Fixed Price or the Variable Price.

The Fixed Price and the Floor Price are subject to proportional adjustment upon the occurrence of certain events, including (i) stock dividends or distributions payable in common stock, (ii) subdivision of outstanding common stock into a larger number of shares, (iii) combination of outstanding common stock into a smaller number of shares (including by reverse stock split), or (iv) reclassification of common stock into other capital stock. In each case, the Fixed Price and Floor Price are multiplied by a fraction, the numerator of which is the number of shares outstanding before such event and the denominator of which is the number of shares outstanding after such event. The note also contains anti-dilution provisions under which the Fixed Price is reduced to the per-share price of any new issuance of common stock or convertible securities (other than excluded securities) if such price is below the then-effective Fixed Price. In the event of a merger, consolidation, or sale of substantially all assets, the holder has the right to convert the note into the securities, cash, or property receivable by holders of common stock, or to require the surviving entity to issue a replacement convertible note on substantially identical terms.

The SEPA Convertible Note is transferable by the holder upon surrender to the Company, whereupon the Company will issue a new note registered in the name of the transferee representing the principal amount being transferred, and, if less than the entire outstanding principal is transferred, a new note to the original holder for the remaining balance. The note also provides for issuance of replacement notes in the event of loss, theft, destruction, or mutilation, subject to customary indemnification undertakings, and is exchangeable at the holder’s election for multiple notes representing the same aggregate outstanding principal.

During the year ended December 31, 2025, the Company converted $684,894 of convertible note principal and accrued interest into 3,817,815 shares of common stock. The fair value of the shares issued was $1,099,054.

The Company defaulted on certain scheduled payments under the SEPA Convertible Note and was therefore in technical default under the agreement.

On December 29, 2025, ConnectM entered into a Settlement and Termination Agreement (the “Yorkville Agreement”) with Yorkville in connection with the Company’s December 17, 2024 SEPA. This agreement relates to an outstanding debt obligation that was not converted into equity and was subsequently resolved through the settlement arrangement. As the loan had already been recognized at fair value, the effects of the Yorkville Agreement have been reflected through fair value adjustments during the period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the Yorkville Agreement, the Company will continue to make cash payments of $250,000 on alternate Mondays (each, an “Alternate Monday Payment”), which are applied toward reducing the outstanding prepaid advance obligation, including principal, interest, and any applicable premiums. The agreement also confirms that the payment made on December 15, 2025 was first applied to satisfy the $187,500 deferred fee, with the remaining amount applied toward the prepaid advance obligation.

Each timely Alternate Monday Payment triggers a 14-day “No-Conversion Period” commencing on the date Yorkville receives such payment, during which Yorkville may not issue Investor Notices under the SEPA. If the Company fails to make an Alternate Monday Payment on the applicable payment date, no No-Conversion Period shall commence (or, if already commenced, shall terminate immediately), and Yorkville shall have the right to deliver Investor Notices and exercise related conversion rights under the SEPA.

The Yorkville Agreement further provides that Yorkville will have preference to receive repayment of the outstanding prepaid advance obligation (including principal, accrued interest, and any applicable redemption or prepayment premiums) from the proceeds of the Company’s planned underwritten public offering in connection with an uplisting to a national securities exchange (the “IPO”), if and when the IPO occurs. In the event the IPO is consummated, the SEPA will be terminated effective immediately prior to the closing, and the Company shall pay Yorkville a termination fee in shares of common stock with an aggregate value equal to $175,000, valued at the public offering price per share in the IPO. Yorkville will also receive a 24-month right of first refusal on any future equity line of credit.

Based on the remaining repayment schedule of $250,000 payments on alternate Mondays, the final payment of approximately $136,975 is expected to occur on March 23, 2026.

NOTE 9: DEBT

Debt consists of the following as of December 31:

Description	2025	2024
Secured Promissory Notes	$1,344,610	$4,250,000
Small Business Administration Loans	904,911	762,322
Paycheck Protection Program Loans	—	17,543
Promissory Note	144,985	79,000
Vehicle Notes	298,439	425,790
Seller Notes	1,097,869	1,434,959
Avanti Notes (Related Party)	279,076	179,910
Real Estate Promissory Note	370,000	370,000
Business Loan and Security Agreement	1,056,305	160,262
Sale of Future Receipts	518,388	856,150
Notes Payable	2,921,033	—
Total	$8,935,616	$8,535,936
Less: debt discount and issuance costs	(657,064)	(212,772)
Less: notes payable, current portion	(7,098,279)	(7,019,499)
Notes payable, net of debt issuance costs and current portion	$1,180,273	$1,303,665

The Company recorded the interest expense of $1,194,000 and $2,714,048 for the twelve months ending December 31, 2025, and December 31, 2024 respectively. The accrued interest as of December 31, 2025, and December 31, 2024 were $392,253 and $985,025 respectively.

Secured Promissory Notes

The Company’s promissory notes have original maturity dates ranging between 2 and 36 months. The notes bear interest at rates ranging between 20% and 24%. For all secured promissory notes, the interest is charged at an annual simple rate.

During September 2024, the Company entered into four note conversion agreements with four of the secured promissory note holders in which the Company converted the outstanding principal and interest on the secured promissory notes, into shares of the Company’s common stock at a conversion price of $2.00 per share with a one-time share reset adjustment (see Note 12), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for each individual lender. In connection with these agreements, $6,834,020 of secured promissory notes and $1,064,080 of accounts payable and accrued expenses were extinguished in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

exchange for the issuance of 3,949,050 shares of the Company’s common stock (see Note 12). Two of the lenders total ownership of the Company’s common stock exceeded 5.0% as a result of the share issuances in connection with the note conversion agreements. These lenders continue to hold certain Secured Promissory Notes as of December 31, 2024 (see Note 8).

As of December 31, 2025 and 2024, the Company has not made certain scheduled payments and is therefore in technical default under four of the secured promissory notes entered into in June 2024. The total outstanding principal and accrued interest under these notes was approximately $550,000 and $250,000 as of December 31, 2025 and 2024 respectively.

The Company entered into six promissory note agreements in exchange for aggregate gross proceeds of $735,000 during April 2025 and May 2025. During the year ended December 31, 2025, the Company extinguished $3,700,000 of principal via debt conversion agreements. The principal balance of Secured Promissory Notes as of December 31, 2025, and December 31, 2024, were $550,000 and $4,250,000 respectively.

Small Business Administration Loans

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

Paycheck Protection Program Loans

On May 4, 2020, the Company received loan proceeds of $151,000 under the Paycheck Protection Program (the “PPP”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security Act and provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The PPP loan was paid off during 2025. Interest accrues at 1.0% annually on the outstanding balance. The PPP loan was collateralized by all tangible and intangible personal property of the Company.

During the year ended December 31, 2025, the Company repaid the remaining principal of $17,543 from December 31, 2024. The principal balance of Paycheck Protection Program Loans as of December 31, 2025, and December 31, 2024, were $0 and $17,543, respectively.

Promissory Notes

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

On April 28, 2025, in connection with the acquisition of ATS, the Company assumed a commercial term loan with an outstanding balance of approximately $147,000. The obligation was recognized at fair value as an assumed liability in the purchase price allocation. As of December 31, 2025, the outstanding balance was approximately $111,000, all of which is classified as current, reflecting expected repayment within the next 12 months. The Company entered into six promissory note agreements in exchange for aggregate gross proceeds of $735,000 during April 2025 and May 2025. These notes were extinguished in exchange for the issuance of 3,724,864 shares of the Company’s common stock. Accordingly, the Company accounted for these exchanges as debt extinguishments under ASC 470-50, recognizing loss on extinguishment of $15,318 equal to the difference between the fair value of the common stock issued and the carrying amount of the converted debt, including any unamortized discount or premiums.

Vehicle Notes

The Company has thirteen vehicles that were acquired through the issuance of vehicle loans that were outstanding as of December 31, 2025. The maturities of these vehicle notes outstanding range from 2026 through 2029. Interest rates range from 4.99% to 17.37%. The Company defaulted on two of the vehicle notes during the year ended December 31, 2025 and the lender repossessed two of the vehicles.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2025, the Company extinguished $127,352 principal balance.

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

On November 1, 2025, the Company entered into a Sale of Future Receivable Agreement, under which the Company received total funding of $60,000. The agreement provides for repayment through weekly remittances based on a fixed percentage of the Company’s receivables until the total specified payback amount is satisfied. The funding is unsecured and does not carry traditional interest; instead, repayment is structured as a sale of a portion of future receivables at a discount. The proceeds from this financing were used for working capital and general corporate purposes. As of December 31, 2025, the outstanding balance was approximately $40,500, all of which is classified as current, reflecting expected remittances within the next 12 months.

During the year ending December 31, 2025, the Company extinguished $534,146 principal from all Seller Notes. The principal balance as of December 31, 2025, and December 31, 2024, were $1,070,813 and $1,434,959 respectively.

Real Estate Promissory Notes

On December 29, 2022, the Company entered into a Real Estate Promissory Note for land in Florida for a principal sum of $370,000, which is collateralized by real estate with a maturity date of July 29, 2023. The Real Estate Promissory Note is secured by a mortgage on the property. The carrying value of the note, including accrued interest as of the filing date, is $442,000. This note is in default and under legal proceedings (see Note 16).

Sale of future receipts

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

On January 30, 2024, the Company entered into a second sale of future receipts agreement, amending the January 2024 SFR Agreement, (the “Amended January 2024 SFR Agreement”) whereby the Company increased the amount of future receipts sold and assigned to the lender to $2,600,000 in exchange for net cash proceeds of approximately $2,077,000, including a fee of approximately $3,000. As a result, the Company recorded a discount of approximately $523,000. The Company was required to remit a minimum of approximately $52,000 of weekly sales receipts until the future receipts assigned under the Amended January 2024 SFR Agreement were repaid in full. Accordingly, the term was determined to be approximately one year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On May 23, 2024, the Company entered into a sale of future receipts agreement (the “May 2024 SFR Agreement”) whereby the Company sold and assigned approximately $149,000 of future receipts in exchange for net cash proceeds of approximately $118,000, including a fee of approximately $3,000. As a result, the Company recorded a discount of approximately $31,000. The Company is required to remit a minimum of approximately $12,000 of monthly sales receipts until the future receipts assigned under the May 2024 SFR Agreement were repaid in full. Accordingly, the term of this agreement is approximately one year. In May 2025, the Company was issued a stipulation of settlement from the Supreme Court of the State of New Work, Count of Erie, under which it was required to pay $240,000 to settle the balance owed of approximately $302,000 on the May 2024 SFR Agreement. The Company is to repay the settlement balance through a conditional release of funds of approximately $17,000 held by a third party and monthly payments totaling approximately $14,000 until the settlement balance is paid in full. As of December 31, 2025, the outstanding balance was $88,228, all of which is classified as current, reflecting expected remittances within the next 12 months.

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

On May 28, 2024, the Company entered into a second sale of future receipts agreement (the “Second May 2024 SFR Agreement”) whereby the Company sold and assigned $125,000 of future receipts in exchange for net cash proceeds of approximately $98,000, including a fee of approximately $2,000. As a result, the Company recorded a discount of approximately $27,000. The Company is required to remit a minimum of approximately $6,000 of bi-weekly sales receipts until the future receipts assigned under the Second May 2024 SFR Agreement were repaid in full. Accordingly, the term of this agreement is approximately one year. In May 2025, the Company was issued a stipulation of settlement from the Supreme Court of the State of New Work, Count of Erie, under which it was required to pay $140,000 to settle the balance owed of approximately $184,000 on the Second May 2024 SFR Agreement. The Company is to repay the settlement balance through a conditional release of funds of approximately $42,000 held by a third party and monthly payments totaling approximately $8,000 until the settlement balance is paid in full. As of December 31, 2025, the outstanding balance was $25,586, all of which is classified as current, reflecting expected remittances within the next 12 months.

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

On July 24, 2024, the Company entered into a sale of future receipts agreement (the “July 2024 SFR Agreement”) whereby the Company sold and assigned approximately $209,000 of future receipts in exchange for net cash proceeds of approximately $144,000, including a fee of $6,000. As a result, the Company recorded a discount of approximately $65,000. The Company is required to remit 10.0% of daily receipts until the future receipts assigned under the July 2024 SFR Agreement were repaid in full. The estimated term of this agreement is approximately one year, based on expected daily collections. The July 2024 SFR Agreement includes an option for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

early payoff with discounts on the remaining balances. As of December 31, 2025, the outstanding balance was $91,905, all of which is classified as current, reflecting expected remittances within the next 12 months.

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

On September 19, 2024, the Company entered into a sale of future receipts agreement (the “September 2024 SFR Agreement”) whereby the Company sold and assigned approximately $107,000 of future receipts in exchange for net cash proceeds of $74,000, including a fee of $2,000. As a result, the Company recorded a discount of $33,000. The Company is required to remit 6.32% of weekly sales receipts until the future receipts assigned under the September 2024 SFR Agreement were repaid in full. The estimated term of this agreement is approximately one year, based on expected daily collections.

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

In March 2025, the Company entered into a payment agreement to extinguish the balance owed on the September 2024 Sale of Future Receipts (“SFR”) Agreement of approximately $69,000 for a cash payment of $25,000. The Company paid the amount in full during March 2025 and accounted for the payment agreement as an extinguishment of the June 2024 SFR Agreement and recorded approximately $12,000 as a gain on extinguishment on the accompanying consolidated statement of operations and comprehensive loss.

In March 2025, the Company was issued a stipulation of settlement from the Supreme Court of the State of New York, County of Sullivan, under which it was required to pay $30,000 to settle the balance owed on the November 2024 SFR Agreement of approximately $53,000, including principal and accrued interest. The Company paid the amount in full during May 2025 and accounted for the payment agreement as an extinguishment of the November 2024 SFR Agreement and recorded approximately $2,000 as a gain on extinguishment on the accompanying consolidated statement of operations and comprehensive loss.

On April 28, 2025, in connection with the acquisition of SESB, the Company assumed a sales-of-future-receipts (merchant cash advance) obligation with an outstanding balance of approximately $48,000. The obligation was recognized at fair value as an assumed liability in the purchase price allocation. As of December 31, 2025, the outstanding balance was approximately $22,000, all of which is classified as current, reflecting expected remittances within the next 12 months.

On November 7, 2025, the Company entered into a Revenue Purchase and Sale of Future Receivable Agreements with two lenders, under which the Company received total funding of $210,000. The agreements provide for repayment through weekly remittances based on a fixed percentage of our receivables until the total specified payback amount is satisfied. The funding is unsecured and does not carry traditional interest; instead, repayment is structured as a sale of a portion of future receivables at a discount. The proceeds from these financings are being used for working capital and general corporate purposes, including operating cash flow management and near-term growth initiatives. As of December 31, 2025, the aggregate outstanding balance was approximately $154,000, all of which is classified as current, reflecting expected remittances within the next 12 months.

On November 12, 2025, the Company entered into a Sale of Future Receivable Agreement with a lender, under which the Company received total funding of $150,000. The agreement provides for repayment through periodic remittances based on a specified percentage of the Company’s average sale revenue until the total specified payback amount is satisfied. The funding is unsecured and does not carry traditional interest; instead, repayment is structured as a sale of a portion of future receivables at a discount. The proceeds from this financing are being used for working capital and general corporate purposes, including operating cash flow management and near-term growth initiatives. As of December 31, 2025, the aggregate outstanding balance was approximately $114,000, all of which is classified as current, reflecting expected remittances within the next 12 months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Since the Company has significant continuing involvement in the generation of future cash flows due under these agreements among other indicators, pursuant to ASC 470-10-25-2, Debt- Sales of Future Revenues or Other Various Measures of Income, the Company has reflected any future commitments associated with these agreements as debt.

Business Loan and Security Agreement:

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

Purchase Order Financing Facility

On September 18, 2025, County Comfort Services, LLC (“CCS”), a wholly owned subsidiary, entered into a Factoring & Security Agreement to provide purchase-order and accounts-receivable financing of up to $4,000,000. Under the facility, the lender may advance up to 85% of eligible receivables (generally up to 60 days from invoice date) or, for approved purchase orders, up to the cost of product plus shipping prior to invoicing. The facility is secured by a first-priority lien on substantially all of CCS’s accounts receivable and a blanket security interest in other assets and is guaranteed by the Company.

Interest/fees and repayment terms - For accounts receivable financing, charges accrue at 1.55% for the first 30 days after advance, plus 0.55% for each additional 10-day period thereafter; invoices outstanding more than 60 days incur an additional 1.00% per 10-day period (minimum $25 per invoice). For purchase order (“PO”) financing, charges accrue at 1.625% per 15-day period from the date funds are advanced to the vendor until the related invoice is verified and funded. The agreement includes a 12-month term, minimum annual volume equal to 100% of the facility amount, and standard reporting covenants. As of December 31, 2025, the Company received approximately $735,000 advanced under the facility for operations and repaid entire advance along with an interest of approximately $78,000.

D&O Insurance Premium Financing

On July 15, 2025, the Company entered into a premium finance agreement with a lender, to finance its directors’ and officers’ liability insurance policies for the July 15, 2025 to July 15, 2026 policy term. The total annual premiums, taxes and fees were $434,500, against which the Company made a down payment of $108,625 and financed the remaining $325,875. The financed amount bears interest at an annual percentage rate of 8.39% and is payable in nine monthly installments of $37,486 beginning August 15, 2025. The agreement grants the lender a first-priority security interest in the financed policies and related unearned premiums and gives the lender the right to cancel the policies and apply any return premium to the outstanding balance in the event of default. As of December 31, 2025, the outstanding balance under the premium finance agreement was approximately $147,000. Finance charges related to this agreement is recognized in the Consolidated Statements of Operations and Comprehensive Loss within interest expense.

Notes Payable: Libertas Settlement and Termination Agreement

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

In connection with the Second January 30, 2024 SFR Agreement, the Company received an additional $1,054,286 (the “Additional Advance”). Such amounts received were provided to the Company in error and are due and payable in full to the lender. During September 2024, the Company entered into a note conversion agreements with one of the sale of future receipts agreement holders in which the Company converted the outstanding principal on the Amended January 2024 SFR Agreement, including accrued and unpaid interest, and the Additional Advance into shares of the Company’s common stock at a conversion price of $2.00 per share with a two share reset adjustments and a make-whole payment (see Note 12), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for each individual lender. In connection with these agreements, $3,115,592 of secured promissory notes were extinguished in exchange for the issuance of 1,557,796 shares of the Company’s common stock (see Note 12).

On September 24, 2025, we entered into a Settlement and Termination Agreement with Libertas Funding, LLC (“Libertas”), resolving all outstanding obligations under the prior Agreement of Sale of Future Receivables and Debt Conversion Agreement. Libertas terminated its senior secured lien and released all related financing statements and security interests. We acknowledged a remaining principal balance of approximately $3,100,000 and agreed to a structured repayment plan providing for initial weekly payments followed by bi-monthly installments beginning in October 2025, with stepped increases tied to our planned uplisting. The agreement also provides us the right to redeem 1,557,796 shares of our common stock held by Libertas for nominal consideration following full repayment. The settlement eliminated the derivative features, and the obligation is presented as debt measured at amortized cost from the settlement date. (See Note 11 for derivative derecognition.)

The Settlement and Termination Agreement was accounted for as an extinguishment of the derivative liability and recognition of a new debt obligation. The related derivative liability was derecognized, and a new debt obligation was recorded at fair value, resulting in a discount to the face amount of $3,115,592. The difference between the carrying amount of the derivative liability extinguished and the fair value of the new debt resulted in a gain on extinguishment of approximately $293,598, which was recognized in other (expense) income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The discount is being amortized to interest expense over the repayment period using the effective interest method.

On November 17, 2025, Libertas Funding, LLC entered into three separate stock purchase agreements with third-party investors pursuant to which it sold an aggregate of 1,557,996 shares of the Company’s common stock for total cash consideration of $280,403.28, or approximately $0.18 per share. The proceeds from these transactions were contractually applied as a dollar-for-dollar offset against the Company’s outstanding payment obligations to Libertas under the existing Settlement and Termination Agreement, thereby reducing the debt balance by approximately $280,000. In connection with these transactions, the Company waived the applicable lock-up restrictions and relinquished its right to redeem the shares for nominal consideration of $1.00. The Company evaluated the modification under ASC 470-50, including the 10% cash flow test in ASC 470-50-40-10, and concluded that the present value difference between the original and revised cash flows was less than 10%. Accordingly, the November 17, 2025 changes were accounted for as a debt modification rather than an extinguishment, no gain or loss was recognized in the consolidated statements of operations, and a new effective interest rate was computed prospectively based on the revised carrying amount and modified future cash flows, with the resulting discount amortized to interest expense over the remaining repayment period using the effective interest method. See Note 11.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Assumed 2024 Convertible Note is non-interest bearing, except in the case of an Event of Default (as defined in the agreement), at which point the interest rate increases to a rate of 10.0% per annum until such event of default is cured. The Company paid $50,000 of the initial mandatory payment of $500,000 within thirty calendar days of the effective date of the Assumed 2024 Note, and such triggered an event of default.

NOTE 10: STOCK BASED COMPENSATION

2019 Equity Incentive Plan

For periods prior to the reverse recapitalization (See Note 4), the 2019 Plan as approved by the board of directors (the “Board”), permitted the granting of stock options (including both nonqualified stock options and incentive stock options) to directors, executive officers, employees, consultants, advisors, independent contractors and other service providers of the Company, who, in the opinion of the Board, are in a position to make a significant contribution to the success of the Company. As of December 31, 2025, there were 473,922 shares of the Company’s common stock authorized for issuance under the 2019 Plan.

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

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model in order to measure the compensation cost associated with the award. This model incorporates the following assumptions for inputs:

●	Expected volatility in the market value of the underlying common stock: The expected volatility was determined by examining the historical volatilities of a group of industry peers, as the Company did not have any trading history for the Company’s common stock.
●	Expected term: For employees, the expected term is determined using the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No 107, Share-Based Payment, to estimate on a formula basis the expected term of the Company’s employee stock options which are considered to have “plain vanilla” characteristics. For nonemployees, the expected term represents the contractual term of the option.
●	Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the Company’s stock options.
●	Expected dividend yield of the underlying common stock: The expected dividend yield was based on the Company’s history and management’s current expectation regarding future dividends.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity under the 2019 Plan at December 31, 2025 and 2024, and changes during the same periods is presented below:

			Weighted-average
		Weighted-average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at January 1, 2024	473,929	$0.70	5.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2024	473,929	0.70	4.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2025	473,929	$0.70	3.2
Vested and exercisable at December 31, 2024	473,929	$0.70	4.2
Vested and exercisable at December 31, 2025	473,929	$0.70	3.2

As of December 31, 2025, the options outstanding and exercisable have an intrinsic value of approximately $194,310 and $288,000, respectively. Share-based compensation expense during the years ended December 31, 2025 and 2024 was less than $1,000. As of December 31, 2025, there was no unrecognized compensation cost related to share-based payments.

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

The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan is equal to 10% of the outstanding shares of the Company’s common stock on the Closing Date less the number of shares of the Company’s common stock subject to the Legacy Options (the “Total Share Reserve”. The Total Share Reserve will be increased automatically on January 1 of each year during the term of the 2023 Plan by the lesser of (i) 4.0% of the shares of common stock outstanding on December 31 of the prior year, or (ii) a smaller number of shares as determined by the Board. The maximum number of shares of Company’s common stock with respect to which incentive stock options may be granted under the 2023 Plan is 100,000,000 shares. As of December 31, 2025, the Total Share Reserve was 2,113,405 shares of the Company’s common stock. No grants have been authorized to date by the Company’s Board and the compensation committee under the 2023 Plan.

During July 2024, the Company entered into a twelve-month capital markets advisory agreement (the “CMA Agreement”) under which the Company would compensate the vendor $1,500,000, payable in either cash consideration or stock consideration at the Company’s election. The CMA Agreement provided the vendor with a share reset adjustment such that the vendor would receive additional shares if the five-day VWAP of the Company’s common stock was less than $10.00 per share, subject to a floor of $2.50 per share. At issuance, the Company determined that the obligation would be predominantly settled in a fixed number of shares equal to the floor price of $2.50 per share. Accordingly, the Company determined 600,000 shares of its common stock would be issued to settle its obligation under the CMA Agreement and determined the fair value of the CMA Agreement was $1,428,000 using the closing share price on the date of issuance. These shares were issued during the year ended December 31, 2024

For the year ended December 31, 2024, $659,077 was recognized as selling, general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss for these restricted stock grants. As of December 31, 2024, $768,923 of unrecognized expense is included as a component of prepaid expenses on the accompanying consolidated balance sheets and is expected to be recognized over a weighted average service period of 0.5 years. During the year ended December 31, 2025, the remaining $768,923 of previously unrecognized expense was fully recognized as selling, general and administrative expense, and no unrecognized expense related to these restricted stock grants remained as of December 31, 2025.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock grants and stock issuances

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

During December 2024, the Company entered into service agreements with two service providers under which the company issued 100,000 and 35,000 restricted shares of the Company’s common stock with a fair value of $91,000 and $31,850, respectively, as determined on the issuance date using the reported closing share price, as consideration for services to be performed over a four-month and six-month service period, respectively. The restriction on the shares is lifted at the time the shares are included on a registration statement that is declared effective

As of December 31, 2025 and 2024, there were 3,376,332 and 285,000 shares of the Company’s common stock that were issued and outstanding. For the year ended December 31, 2025 and 2024, $1,460,258 and $178,396 was recognized as selling, general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss for these restricted stock grants based on the fair value of stock on the date of issuance. During 2025, 1,013,023 shares was granted to Non-employees and 2,363,309 shares was granted to Director and employee, out of which 550,000 shares are granted to related parties. During 2024, the entire number of shares was granted to non-employees. As of December 31, 2025 and 2024, $82,975 and $122,954 of unrecognized expense is included as a component of prepaid expenses on the accompanying consolidated balance sheets and is expected to be recognized over a weighted average service period of 0.2 years. There were no restricted stock grants prior to July 2024.

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

Debt conversion share adjustment obligations

Share Reset Derivative Liabilities: In connection with five conversion agreements entered into during September 2024, the Company provided vendors and lenders with a one-time share reset adjustment (the “Share Reset”) such that the vendors and lenders would receive additional shares equal to the difference between the number of shares of the Company’s common stock that would be issued at the reset price on the reset date less the number of Conversion Shares. Three of these conversion agreements were with related parties.

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

The Share Reset feature was analyzed in accordance with ASC 815 and determined to be a financial instrument that was required to be bifurcated and accounted for as a derivative liability, which was recorded at fair value at inception and re-measured to fair value each reporting period.

On March 31, 2025, 2,737,168 shares were issued in accordance with the terms of the Share Reset provisions on five conversion agreements at a fair value of $1,712,005, as determined by the closing price on the date of issuance, extinguishing the Company’s share adjustment obligations pursuant to the respective conversion agreements.

Forward Purchase Agreement: On December 31, 2022, MCAC, Meteora Special Opportunity Fund (“Meteora”), and Legacy ConnectM entered into a forward purchase agreement (the “FPA”) providing for an over-the counter prepaid equity forward transaction relating to MCAC’s Class A common stock. Pursuant to the terms of the FPA, at the closing of the Business Combination, Meteora purchased directly from the stockholders of MCAC 3,248,466 shares of Class A common stock (the “Recycled Shares”) at a price of $11.36301754 per share (the “Initial Price”), which is the price equal to the redemption price at which holders of Class A common stock were permitted to redeem their shares in connection with the Business Combination. The FPA liability was recorded as part of the Business Combination, and as such was recorded at MCAC’s historical cost on the Closing Date. The FPA was accounted for as a derivative financial instrument that was re-measured to fair value in each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

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

In August 2024, the Company and Meteora amended the FPA (the FPA as amended, the “2024 FPA” and the amendment to the FPA, the “FPA Amendment”), primarily changing the

●settlement method provision from physical settlement to cash settlement.
●maturity date to be the earliest to occur of (a) the third anniversary of the Closing Date, (b) the date specified by Meteora in a written notice delivered to the Company after the occurrence of (i) a Trigger Event (as defined in the 2024 FPA) or (ii) a Delisting Event (as defined in the 2024 FPA), (c) the date specified by Meteora in a written notice at Meteora’s sole discretion.
●Prepayment Shortfall to 0.5% of the product of the number of Recycled Shares and the Initial Price and permitting the Company to request shortfall payments in intervals of $300,000 after Meteora has recovered 120.0% of the Prepayment Shortfall. Accordingly, the Company wrote off the other receivable totaling $185,000 owed from Meteora for one-half of the 1.0% of the Prepayment Shortfall that was included as a component of other current assets on the accompanying consolidated balance sheets.
●Reset Price to the lower of (a) the then current Reset Price, (b) the Initial Price, (c) the volume-weighted average price (the “VWAP”) of the Shares of the prior week, but not lower than $2.00, provided the Reset Price may be further reduced pursuant to a Dilutive Offering Reset (as defined in the FPA).

In addition, the FPA Amendment added terms around the Settlement Amount and the Settlement Amount Adjustment, both defined in the 2024 FPA. There were no shares sold pursuant to the FPA between the Closing Date and the date the FPA Amendment was executed.

The FPA Amendment was deemed to be a modification and the Company recognized a gain of $1,547,236 on the modification of the FPA, which is net of the amount due from Meteora for one-half of the 1.0% of the Prepayment Shortfall, and is included as a component of other income (expense) in the consolidated statements of operations and comprehensive loss.

In December 2024, the Company and Meteora amended the 2024 FPA (the 2024 FPA as amended, the “Amended 2024 FPA” and the amendment to the 2024 FPA, the “Second FPA Amendment”), whereby Meteora waived the requirement to adjust the Reset Price for a dilutive offering and the VWAP Trigger Event through December 31, 2025 that may occur in connection with the Company entering into the SEPA. In exchange for the entering into the Second FPA Amendment, the Company released 500,000 shares of the Company’s common stock held by Meteora from their designation as Recycled Shares.

The Second FPA Amendment’s most significant changes deleted the definitions of Reset Price and Prepayment Shortfall from the FPA Amendment and replaced these as follows:

●Reset Price to the lower of (a) the then current Reset Price, (b) the Initial Price, (c) the VWAP of the Shares of the prior week, but not lower than $2.00, and (d) the price per share of the issuance of any shares upon conversion of amounts due to Yorkville pursuant to the SEPA (other than the issuance of shares to pay the SEPA commitment fee), but not lower than $1.00; provided the Reset Price may be further reduced pursuant to a Dilutive Offering Reset (as defined in the FPA)
●Prepayment shortfall to 0.5% of the product of the number of Recycled Shares and the Initial Price and permitting the Company to request shortfall payments in intervals of $300,000 (at any time up to forty-five calendar days prior to the Valuation Date) after (i) Meteora has recovered 130.0% of the Prepayment Shortfall and (ii) the VWAP Price over the ten trading days prior to an Additional Shortfall Request multiplied by the then current number of shares (excluding unregistered shares) held by Meteora less Shortfall Sale Shares be at least seven times greater than the Additional Shortfall Request and (iii) the average daily value traded over the prior ten

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

trading days be at least seven times greater than the Additional Shortfall Request (with (i), (ii), and (iii) collectively the “Equity Conditions”). Meteora has the right, but not the obligation to waive the Equity Conditions for each Additional Shortfall Request.

During the year ended December 31, 2024, Meteora sold 1,044,576 shares pursuant to the 2024 FPA and the Company received cash proceeds of $1,000,000.

On April 2, 2025, the Company entered into a mutual termination agreement with Meteora Capital Partners, LP (“Meteora”) to terminate the Amended 2024 FPA (the “FPA Termination Agreement”) in exchange for termination consideration of $500,000. Pursuant to the FPA Termination Agreement, the 1,618,948 shares of the Company’s common stock that Meteora held as of the termination date of April 2, 2025 were deemed free and clear of all obligations, the number of Recycled Shares was equal to zero, and the Prepayment Shortfall was deemed to be zero. The Company received termination consideration of $500,000 from Meteora in April 2025. Pursuant to the FPA Termination Agreement, the Company recorded a change in fair value of $971,000 during the year ended December 31, 2025.

Libertas Settlement and Termination Agreement: On September 24, 2025, the Company executed a Settlement and Termination Agreement with Libertas that terminated the derivative features under the prior Agreement of Sale of Future Receivables and Debt Conversion Agreement.

NOTE 12: FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of December 31, 2025:

	Level I	Level II	Level III	Total
Assets
Forward purchase agreement	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$234,389	$234,389
3(a)(10) Settlement Agreement	—	—	3,634,000	3,634,000
Contingent consideration	—	—	1,771,390	1,771,390
Convertible debt	—	—	5,321,303	5,321,303
Total liabilities	$—	$—	$10,961,082	$10,961,082

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of December 31, 2024:

	Level I	Level II	Level III	Total
Assets
Forward purchase agreement	$—	$—	$1,471,000	$1,471,000
Total assets	$—	$—	$1,471,000	$1,471,000
Liabilities
Derivative liabilities	$—	$—	$4,229,478	$4,229,478
Contingent consideration	—	—	434,174	434,174
Convertible debt	—	—	8,542,323	8,542,323
Total liabilities	$—	$—	$13,205,975	$13,205,975

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

The following table provides a reconciliation of our assets and liabilities measured at fair value using Level 3 inputs:

	Forward		3(a)(10)
	Purchase	Derivative	Settlement	Contingent	Convertible
	Agreement	liabilities	Agreement	consideration	debt
Balance, December 31, 2024	$1,471,000	$(4,229,478)	$—	$(434,174)	$(8,542,323)
Cash payment/(receipt)	(500,000)	—	—	—	637,500
Issuances	—	—	(11,624,000)	—	(8,762,250)
Settlement through issuance of Company's common stock and other adjustment **	—	4,360,247	8,711,829	—	11,276,082
Gain on extinguishment of debt and vendor payable	—	—	—	—	2,261,222
Loss on issuance of financial instruments	—	—	—	—	(45,250)
Additional RJZ settlement amount*	—	—	—	—	—
Reclass from level 3	—	—	—	215,612	—
Change in fair value	(971,000)	(365,158)	(721,829)	(111,664)	(2,146,284)
Ending balance, December 31, 2025	$—	$(234,389)	$(3,634,000)	$(330,226)	$(5,321,303)
*

Contingent Consideration also includes current portion of crystallized contingent consideration amounting to $417,163 and RJZ settlement amounting to $1,024,001 which are not included in the table above as these are not fair valued.

**

Other adjustment consist of $3,630,000 related to convertible debt liabilities transferred to 3(a)(10) and settlement of derivative liabilities of Libertas amounting to $2,648,508 by way of extinguishment (refer Note 11).

Fair Value of Level 3 Financial Instruments

Certain financial instruments, including SEPA convertible notes, instruments related to 3(a)10 Settlement Agreement and Derivative Liabilities contain embedded features that require bifurcation and measurement at fair value under ASC 815. These instruments are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

In prior periods, the Company utilized a Monte Carlo simulation model to estimate fair value where valuation depended on future stock price variability and path-dependent assumptions. As of December 31, 2025, for certain convertible notes, the reset provisions were based on the Company’s closing stock price at year-end and were not dependent on future contingent events, and accordingly fair value was determined using the intrinsic value of the reset feature at the measurement date. For other convertible notes where the settlement outcome remained uncertain, the Company applied a probability-weighted pay-off approach, assigning probabilities to each potential settlement scenario (e.g., cash repayment, conversion, or default) to estimate the fair value of the embedded derivative at the reporting date.

Convertible Notes Payable

The Company’s carrying value and fair value for the convertible notes payable for which the Company elected the fair value option is as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Convertible Notes	$—	$—	$2,440,000	$2,547,209
2025 Convertible Notes	3,212,250	3,778,303	—	—
Assumed 2024 Note	—	—	3,630,000	3,630,000
SEPA Convertible Note*	1,386,975	1,543,000	2,500,000	2,365,114
	$4,599,225	$5,321,303	$8,570,000	$8,542,323

* SEPA convertible note includes the SEPA option derivative liability of $65,114 as on December 31, 2024.

The change in fair value on convertible debt resulted in a loss of approximately $2,146,000 and a loss of approximately $1,708,000 for the years ended December 31, 2025 and 2024, which was recorded as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2024 Convertible Notes, and 2025 Convertible Notes: The 2025 Convertible Notes, and 2024 Convertible Notes are re-measured to fair value at each reporting period using the following relevant assumptions:

	December 31, 2025	December 31, 2024
Discount rate	20.0 - 65.0%	20.0%
Probability of conversion at maturity scenario	30.0 -100.0%	70.0 - 100.0%
Probability of voluntary conversion scenario/event of default scenarios	0.0 - 70.0%	0.0 - 30.0%
Remaining term for conversion at maturity scenario/event of default scenarios	0.01 - 0.52 years	0.01 - 0.28 years
Remaining term for voluntary conversion scenario	0.01 - 0.52 years	0.01 - 0.03 years

SEPA Convertible Note:

The fair value measurement of the SEPA Convertible Note is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs (refer to Note 8).

As of December 31, 2025, following entry into the Settlement and Termination Agreement with Yorkville dated December 29, 2025, the Company’s obligation under the SEPA Convertible Note was restructured into fixed bi-weekly installment payments of $250,000 on the outstanding balance of $1,386,975, with final settlement expected upon consummation of the Company’s planned uplisting on or about March 31, 2026. Accordingly, the fair value of the SEPA Convertible Note as of December 31, 2025 was $1,543,000, as determined by an independent third-party valuation firm using a discounted cash flow methodology applied to the scheduled installment payments. The key assumptions used in the valuation were as follows:

Assumptions	December 31, 2025
Valuation technique	Discounted cash flow of scheduled installment payments
Outstanding balance	$1,386,975
Bi-weekly payment amount	250,000
Expected IPO / settlement date	March 31, 2026
Discount rate	15.0%
Fair value of outstanding balance	$1,368,000
Termination fee (payable in Common Stock at IPO price)	$175,000
Fair value of SEPA (post-termination)	$—
Total fair value of Pre-Paid Advance Obligation	$1,543,000

The discount rate of 15.0% was selected based on an analysis of market-based rates of return, including the ICE BofA CCC & Lower US High Yield Index (12.5%), the S&P U.S. High Yield Corporate Bond CCC index (15.7%), and the Pepperdine Private Capital Markets mezzanine required rate of return (19.0%). The fair value measurement is subject to estimation uncertainty, as it is sensitive to changes in the discount rate and the timing of the expected IPO. Pursuant to the Settlement and Termination Agreement, the SEPA was terminated, and its value was determined to be zero; accordingly, the remaining obligation consists solely of the scheduled installment payments and the termination fee.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As on December 31, 2024 the fair value of the SEPA Convertible Note was determined utilizing a Monte Carlo simulation considering the following relevant assumptions:

December 31, 2024
Remaining term	0.97 years
Volatility	88.0%
Risk-free rate	4.3%
Drift term	4.2%
Conversion price for payments to be made through issuance of Company’s common stock	$0.41
Payments to be made through issuance of shares of Company’s common stock	11.1%
Payments to be made in cash	88.9%

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

The fair value of the Amended 2024 FPA was measured at fair value at December 31, 2024 utilizing a Monte Carlo simulation model that applies a probability of occurrence to the present value of each settlement scenario. as follows:

	Amended 2024 FPA		2024 FPA
	December 31, 2024	December 16, 2024 (modification)	December 16, 2024 (modification)
Probability of maturity settlement scenario	15.0%	15.0%	15.0%
Probability of prepayment shortfall settlement scenario	85.0%	85.0%	85.0%
Recycled Shares held by Meteora	1,703,890	1,703,890	2,203,890
Price per share of Company’s common stock	$1.21	$0.77	$0.77
Remaining term	2.53 years	2.57 years	2.57 years
Risk-free interest rate	4.3%	4.2%	4.2%
Drift term	4.2%	4.1%	4.1%
Volatility	85.0%	81.0%	81.0%
Forecasted price per share of Company’s common stock at maturity	2.30	0.37	$0.37
Expected margin from Meteora’s sale of Recycled Shares	76.9%	76.9%	83.3%

The fair value of the FPA was re-measured to fair value at assumption and immediately prior to the modification utilizing a Black-Scholes option pricing model that utilizes the following relevant assumptions:

	August 2, 2024	July 12, 2024
	(modification)	(assumption)
Expected term	2.94 years	3.0 years
Price per share of Company’s common stock	$0.78	$3.54
Exercise price	$13.36	$13.36
Volatility	80.0%	46.0%
Risk-free interest rate	3.7%	4.2%
Dividend rate	0.0%	0.0%
Probability of completing the Business Combination	N/A	100.0%

The FPA Amendment provide two settlement options whereby the 2024 FPA can be settled either at maturity if shares of the Company’s common stock are trading above $2.00 per share (the “Maturity Settlement Scenario”) or at the Company’s request for a prepayment short-fall whereby the Company requests Meteora to sell shares (the “Prepayment Shortfall Scenario”). The Second FPA Amendment also provides a Maturity Settlement Scenario and a Prepayment Shortfall Scenario, with a revised definition for the Prepayment Shortfall Scenario (see Note 11).

On April 2, 2025, the Company entered into a mutual termination agreement with Meteora to terminate the Amended 2024 FPA (the “FPA Termination Agreement”) in exchange for termination consideration of $500,000. Pursuant to the FPA Termination

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Agreement, the 1,618,948 shares of the Company’s common stock that Meteora held as of the termination date of April 2, 2025 were deemed free and clear of all obligations, the number of Recycled Shares was equal to zero, and the Prepayment Shortfall was deemed to be zero. The Company received termination consideration of $500,000 from Meteora in April 2025.

3(a)(10) Settlement Agreement

On January 28, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Last Horizon, LLC (“Last Horizon”), pursuant to which the Company agreed to issue shares of its common stock to Last Horizon in exchange for the settlement of bona fide outstanding liabilities totaling approximately $8,908,077 (the “Claim”) that Last Horizon had acquired from various Company creditors. The Settlement Agreement was approved by the Circuit Court of the 12th Judicial Circuit of the State of Florida, and the issuance of common stock to Last Horizon is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof.

Under the terms of the Settlement Agreement, the Company is obligated to issue shares of common stock to Last Horizon in tranches to satisfy the Claim. Last Horizon may deliver a share request to the Company stating the dollar amount of common stock to be issued in one or more tranches. The number of shares issuable in each tranche is determined by dividing the claim amount for such tranche by the purchase price (the “Conversion Price”). The Conversion Price equals $1.09 per share (the closing price on January 28, 2025, the settlement date). However, if at any time the Company’s common stock trades below $1.09, the Conversion Price adjusts to the lower of (i) $1.09 or (ii) 85.0% of the market price, defined as the lowest volume-weighted average price during the five trading days immediately preceding the share request date, subject to a floor price of $0.02 per share. Additionally, pursuant to Section 9 of the Agreement, upon the occurrence of certain default events — including (i) the Company’s bankruptcy or insolvency, (ii) suspension of trading or delisting of the Company’s common stock from its principal market, or (iii) the Company’s failure to timely deliver Settlement Shares — the Conversion Price adjusts to the lower of $1.09 or 75.0% of the market price, subject to the same $0.02 floor price. Last Horizon is also subject to a 4.99% beneficial ownership cap on the Company’s outstanding common stock. The Agreement does not provide for cash settlement; the Company’s sole obligation is to issue shares of common stock until the Claim is satisfied in full.

The Company elected the fair value option under ASC 825 for the 3(a)(10) Settlement Agreement obligation. The obligation represents a freestanding financial instrument indexed to the Company’s common stock and is classified as a liability in accordance with ASC 480, as it embodies an obligation that may be settled with a variable number of shares. The liability is remeasured at fair value at each reporting date, with changes in fair value recognized in other (expense) income, net in the consolidated statements of operations and comprehensive loss.

The fair value on the date of issuance of the 3(a)(10) Settlement Agreement was $11,624,000 resulting in a loss on extinguishment of debt and accounts payable amounting to $2,715,923.

The change in fair value of the 3(a)(10) Settlement Agreement obligation resulted in a loss of approximately $722,000 for the year ended December 31, 2025. No gain or loss was recognized for the year ended December 31, 2024, as the agreement was entered into in January 2025.

During the year ended December 31, 2025, the Company issued 13,744,131 shares of its common stock with an aggregate fair value of $8,711,829 pursuant to the Settlement Agreement to partially settle the outstanding obligation. As of December 31, 2025, the remaining claim amount was $2,955,750. These settlements and related impacts are reflected in the Level 3 rollforward table above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value measurement is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. As of December 31, 2025, the fair value of the 3(a)(10) Settlement Agreement obligation was $3,634,000, as determined by an independent third-party valuation firm using a Monte Carlo simulation with 50,000 trials under a scenario-based framework. The valuation considered two scenarios: (i) a base case scenario (95.0% probability), under which the Conversion Price equals the lower of $1.09 or 85.0% of the market price, and (ii) a default scenario (5.0% probability), under which the Conversion Price equals the lower of $1.09 or 75.0% of the market price. The Company’s stock price was simulated using Geometric Brownian Motion through the expected last share issuance date of August 18, 2026. Key assumptions as of December 31, 2025 were as follows:

Input	Value
Stock price as of valuation date	$0.41
Equity volatility	80.0%
Risk-free rate	3.6%
Expected term	0.63 year
Drift term	3.5%

The fair value of the 3(a)(10) Settlement Agreement exceeds the remaining claim amount of $2,955,750 due to the variable conversion pricing mechanism: when the Company’s stock trades below $1.09, the discounted conversion price results in a greater number of shares being issued, increasing the fair value of the obligation to Last Horizon.

As of December 31, 2025, if the remaining obligation of $2,955,750 were settled at that date under the base case conversion terms, the Company would be required to issue approximately 8,481,349 shares with an aggregate fair value of approximately $3,477,353. Under an event of default scenario, the Company would be required to issue approximately 9,612,195 shares with an aggregate fair value of approximately $3,941,000. Because the settlement amount is fixed in dollars and settled in a variable number of shares, the number of shares required to be issued is inversely related to the Company’s stock price. At the December 31, 2025 base case conversion price of approximately $0.3485 per share (85% of market price), for each $0.01 decrease in the Company’s share price, the conversion price would decrease by $0.0085, and the Company would be obligated to issue approximately 210,000 additional shares to satisfy the remaining claim amount. At the floor price of $0.02 per share, the maximum number of shares issuable under the agreement is 147,787,500. Based on the expected settlement schedule as of the valuation date, the remaining tranches are expected to be issued on approximately June 1, June 16, July 1, July 16, August 3, and August 18, 2026, in equal installments of $533,333 each, with a final tranche of $289,083.

As of January 28, 2025, the fair value of the 3(a)(10) Settlement Agreement obligation was $11,624,000, as determined by an independent third-party valuation firm using a Monte Carlo simulation with 50,000 trials under a scenario-based framework. The valuation considered two scenarios: (i) a base case scenario (95.0% probability), under which the Conversion Price equals the lower of $1.09 or 85.0% of the market price, and (ii) a default scenario (5.0% probability), under which the Conversion Price equals the lower of $1.09 or 75.0% of the market price. The Company’s stock price was simulated using Geometric Brownian Motion through the expected last share issuance date of September 15, 2025. Key assumptions as of January 28, 2025 were as follows:

January 28, 2025
Price per share of Company’s common stock	$1.09
Equity volatility	88.0%
Remaining term	0.63 year
Risk-fee rate	4.2%
Drift term	4.10%

The fair value of the 3(a)(10) Settlement Agreement obligation exceeds the claim amount of $8,908,077 due to the variable conversion pricing mechanism: when the Company’s stock trades below $1.09, the discounted conversion price results in a greater number of shares being issued, increasing the fair value of the obligation to Last Horizon.

Contingent consideration obligation

The change in fair value of the contingent consideration obligation resulted in a loss of approximately $0 and $60,000 for the year ended December 31, 2025 and 2024, respectively, which was recorded as a component of other income on the accompanying consolidated statements of operations and comprehensive loss.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the contingent consideration obligation was measured to fair value at inception and re-measured at each reporting period utilizing a Monte Carlo simulation considering the following relevant assumptions:

	December 31, 2025	December 31, 2024
Operating leverage	150.0%	150.0%
Revenue volatility	20.3%	20.1%
EBITDA volatility	50.8%	50.2%
Earnout risk free rate	3.8%	4.5%
Long-term risk-free rate	4.8%	4.9%
Weighted average cost of capital	17.0%	18.0%
Correlation between revenue and EBITDA	0.61	0.65
Discount rate	15.0%	6.0%
Term to payment	0.1 - 6.1 years	0.1 - 7.1 years

Derivative Liabilities

The change in fair value of derivative liabilities resulted in a loss of approximately $366,000 and $187,000 for the year ended December 31, 2025 and 2024, respectively, which were recorded as a component of other income on the accompanying consolidated statements of operations and comprehensive loss.

Debt conversion share adjustment obligations: As on December 31, 2024, the fair value of the derivative liabilities issued in connection with the September 2024 debt conversion agreements were determined using Monte Carlo simulations considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

December 31, 2024
Price per share of Company’s common stock	$1.21
Equity volatility	92.0 - 93.0%
Forecasted per share of Company’s common stock - Reset Date	$1.12
Risk-fee rate - Reset Date	4.4%
Drift term - Reset Date	4.3%
Forecasted five day VWAP per share of Company’s common stock - First Reset Date	$0.96
Remaining term - Second Reset Date	1.04 year
Forecasted five day VWAP per share of Company’s common stock - Second Reset Date	$0.81

SEPA Derivative Liability: In December 2024, the Company entered into a SEPA with YA II PN, LTD (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $25,000,000 of shares of the Company’s common stock at the Company’s request any time during the commitment period commencing on December 17, 2024 (the Effective Date”) and continuing for a term of three years (“Purchased Put Option”). Yorkville agrees to advance to the Company $4,500,000 (the “Pre-Paid Advance”), less a discount of 8.0% of the principal amount, as evidenced by convertible promissory notes in two tranches. The first tranche of $2,500,000 (See Note 8 – SEPA Convertible Note) was advanced to the Company on the Effective Date of the SEPA and the second tranche of $2,000,000 to be advanced on the later of (i) the initial registration statement becoming effective and (ii) the Company’s receipt of shareholder approval to issue shares of the Company’s common stock in excess of the exchange cap, as defined in the SEPA. The SEPA will automatically terminate on the earlier to occur of (i) January 1, 2028, provided that if any Pre-Paid Advance is then outstanding, termination shall be delayed until such date that all Pre-Paid Advances are repaid, and (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA for Common Stock equal to the commitment amount of $25,000,000.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the SEPA, at any time that there is a balance outstanding under the SEPA Convertible Note, Yorkville has the right to receive shares to pay down the principal balance, and may select the timing and delivery of such shares (via an “Investor Notice”), in an amount up to the outstanding principal balance on the SEPA Convertible Note at a purchase price equal $2.00 per share of the Company’s common stock (the “Fixed Price”). If the Company is not current on its payment obligations, the Yorkville is entitled to a purchase price equal to (i) 93% of the lowest daily Volume Weighted Average Price (“VWAP”) of the Company’s common stock on Nasdaq during the 10 consecutive Trading Days immediately preceding the Conversion Date or other date of determination (the “Variable Price”). The Variable Price shall not be lower than $0.1418 per share (the “Floor Price”).

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

Under the Yorkville Agreement, the payment made on December 15, 2025 was first applied to satisfy the $187,500 deferred fee, with the remaining amount applied toward the prepaid advance obligation (See Note 8 – SEPA Convertible Note).

Pursuant to the terms of the SEPA, the proceeds of the SEPA are restricted from being used:

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

While amounts are outstanding under the Pre-Paid Advance, the Company:

●	may not effect a reverse stock split or share consolidation.
●	shall prepay amounts owed under the Pre-Paid Advance in an amount equal to 20.0% of the net proceeds of a new financing transaction to Yorkville, unless waived by Yorkville
●	shall pay 100.0% of proceeds received from any disbursements of the FPA to Yorkville, unless waived by Yorkville

The SEPA was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument or to be recognized within equity. Pursuant to ASC 815, the Company therefore recognizes the SEPA Option as a liability, measured at fair value at the date of issuance and in subsequent reporting periods, with changes in fair value recognized in other (expense) income, net in the consolidated statements of operations and comprehensive loss.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The SEPA was determined to have a fair value of $65,114 on the date of issuance and at December 31, 2024. As of December 31, 2025, the Company does not expect to settle subsequent payments through equity, and accordingly the fair value of the SEPA derivative liability was determined to be $0. The resulting fair value gain of $65,114 was recognized during the year ended December 31, 2025 within other (expense) income, net. No corresponding gain or loss was recognized during the year ended December 31, 2024, as there was no change in fair value from the issuance date through December 31, 2024.

Under the Yorkville Agreement, in the event the IPO is consummated, the SEPA will be terminated effective immediately prior to the closing, and the Company shall pay Yorkville a termination fee in shares of common stock with an aggregate value equal to $175,000, valued at the public offering price per share in the IPO.

As on December 31, 2024, the fair value of the SEPA Derivative Liability was determined using Monte Carlo simulation considering the following relevant assumptions at the date of issuance and each subsequent reporting period:

December 31, 2024
Remaining term	0.97 years
Volatility	88.0%
Risk-free rate	4.3%
Drift term	4.2%
Conversion price for payments to be made through issuance of Company’s common stock	$0.41
Prepayment premium	107.0%

Shares to be issued at settlement of derivative liabilities

The shares of the Company’s common stock to be issued in settlement of the above derivative liabilities are dependent on the share price at a future date and, as such, cannot be exactly determined as of December 31, 2025. Accordingly, an estimate has been made using the option pricing model to determine the liability value.

NOTE 13: LEASES

The Company has operating and finance leases for its corporate offices, call centers and vehicles. The following table provides a summary of the components of lease costs, which are included within cost of revenue and selling, general and administrative on the accompanying consolidated statements of operations and comprehensive loss, for the years ended December 31:

	2025	2024
Operating lease costs	$98,355	$172,974
Short-term lease costs	46,984	181,718
Finance lease costs	—	—
Amortization of ROU assets	76,626	121,457
Interest on lease liabilities	7,856	19,000
Total lease costs	$229,821	$495,149

The following table provides the weighted-average lease terms and discount rates for the Company’s operating and finance leases at December 31:

	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	2.34	2.5
Finance leases	0.98	1.7
Weighted-average discount rate
Operating leases	10.4%	14.2%
Finance leases	8.0%	8.0%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables provides a summary of lease liability maturities as of December 31, 2025:

	Finance
	Leases	Operating Leases	Total
2026	$73,056	$110,773	$183,829
2027	33,814	97,545	131,359
2028	—	39,362	39,362
2029	—	—	—
Total undiscounted lease payments	106,870	247,680	354,550
Less: imputed interest	(4,723)	(22,831)	(27,554)
Total lease liabilities	$102,147	$224,849	$326,996

NOTE 14: INCOME TAXES

Our income before provision for (benefit from) income taxes for the year ended December 31, 2025 and 2024 was as follows (in thousands):

	Years ended December 31,
	2025	2024
United States	$(17,253,473)	$(22,162,510)
Foreign	1,179,715	(345,698)
Loss before income tax expense	$(16,073,758)	$(22,508,208)

A provision for (benefit from) income taxes of $(16,086), and $0 has been recognized for the years ended December 31, 2025 and 2024, respectively.

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Years ended December 31,
	2025	2024
Current
Federal	$—	$—
State	—	—
Foreign	—	—
Total Current	—	—
Deferred
Federal	—	—
State	—	—
Foreign	(16,086)	—
Total Deferred	(16,086)	—
Total income taxes	$(16,086)	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures by requiring more granular disaggregation in the effective tax rate (“ETR”) reconciliation and providing expanded information regarding income taxes paid, categorized by jurisdiction. The Company adopted the provisions of ASU 2023-09 on a prospective basis effective January 1, 2025.

	For the Years ended December 31, 2025
	Amount ($)	Percentage
Income Tax Expense (Benefit) at statutory federal rate	(3,375,489)	21.0%
Foreign Tax Effects:
India:
Non-taxable bargain purchase gain	(445,427)	2.7%
Others	170,938	(1.0)%
Changes in Valuation Allowance	2,887,012	(17.5)%
Nontaxable or nondeductible items:
Loss on extinguishment of debts	641,679	(4.0)%
Others	105,201	(1.0)%

Effective tax income	(16,086)	0.1%

The company did not have any cash paid amount for income taxes, net of refunds for the year ended December 31, 2025.

A reconciliation of the federal statutory income tax rate to the effective income tax rate prepared under the disclosure requirements prior to the adoption of ASU 2023-09 is as follows for the year ended December 31:

	For the Years ended December 31, 2025
	Amount ($)	Percentage
Income Tax Expense (Benefit) at statutory federal rate	(4,726,724)	21.0%
Non-deductible items	1,899,065	(8.4)%
Change in Valuation Allowance	2,902,582	(12.9)%
Other	(74,923)	0.3%
	—	0.0%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) as of December 31, 2025 and 2024 consisted of the following (in thousands):

	Years ended December 31,
	2025	2024
Deferred Tax Assets:
Amortization and impairment	$—	$492,385
Deferred Revenue	50,703	—
Accruals and reserve	484,783	—
Stock based compensation	394,466	—
Operating lease liability	55,480	78,087
Net operating losses	9,878,937	8,450,019
Excess interest expenses (163j)	1,131,857	—
Other	263,409	10,566
Deferred tax assets	12,259,635	9,031,057
Valuation Allowance	(11,843,977)	(8,888,489)
Total deferred tax assets	$415,658	$142,568
Deferred Tax Liabilities:
Intangible assets	(85,509)	—
Fixed asset	(4,238,328)	(28,220)
ROU	(40,961)	(114,348)
Other	(90,374)	—
Total deferred tax liabilities	(4,455,172)	(142,568)

Net deferred tax asset/(liability)	$(4,039,514)	$—

As of December 31, 2025, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $34,944,785. Of this amount, $962,509 will begin to expire in 2036, and the remaining $33,982,276 can be carried forward indefinitely. Under the Tax Cuts and Jobs Act of 2017, the utilization of federal NOLs arising in tax years beginning after December 31, 2017, is limited to 80% of the Company’s taxable income in the year of utilization. Additionally, as of December 31, 2025, the Company had state NOL carryforwards of approximately $15,780,473, which will begin to expire in 2044, and foreign NOL carryforwards of approximately $6,332,138. The foreign NOL carryforwards consist of $1,269,615 of business losses, which will begin to expire in 2027, and $5,062,523 of unabsorbed depreciation, which can be carried forward indefinitely.

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of all available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025, the Company has provided a valuation allowance for certain deferred tax assets that are expected to be unrealized against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $2,955,488 and $3,680,546, respectively. The increase in the valuation allowance year-over-year was mainly driven by the increase in net operating losses in the United States and India and interest expense carryforward.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating losses and tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The amount of annual limitation is determined based on the value of the Company immediately prior to the ownership changes. The Company is in process of performing an assessment of whether a change in ownership has occurred or whether there have been multiple changes in ownership, within the meaning of Section 382. Due to the Company’s position of full valuation allowance of domestic net deferred tax assets, the Company does not believe this has any material impact on the Company’s income tax provision.

The Company had no unrecognized tax benefits for the years ended December 31, 2025 and 2024. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. No such interest and penalties were recognized during the years ended December 31, 2025 and 2024.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to file income tax returns in the U.S. federal, various state jurisdictions, and India for 2025. The Company is not currently under examination by income tax authorities in federal, state, or India. All tax returns remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. India’s statute of limitations generally expires three years from the end of the relevant assessment year. Therefore, the assessment years 2022–23 through 2025–26 remain open to examination.

In recent years the United States has enacted new tax legislation (the American Rescue Act, CHIPS and Science Act, and the Inflation Reduction Act). On July 4, 2025, the 2025 Tax Act was enacted in the United States. This legislation includes multiple changes, such as restoration of immediate expensing of domestic research and development expenditures under §174, reduction of GILTI and FDII deductions under §250, increase of foreign tax credit limitation from 80% to 90%, reinstatement of 100% bonus depreciation for qualified property acquired after January 19, 2025, to name a few. Due to the Company’s net operating losses for both accounting and tax purposes, the new tax legislation does not have a material impact on the Company’s provision for income taxes.

NOTE 15: RELATED PARTY TRANSACTIONS

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

In connection with the conversion agreement, the Sponsor of MCAC received a one-time share reset adjustment that was settled during the quarter ended March 31, 2025 through the issuance of 205,949 shares of the Company’s common stock (see Note 4). As of December 31, 2024, the fair value of the derivative liabilities associated with the reset adjustment was approximately $158,000 and was included as a component of derivative liabilities on the accompanying consolidated balance sheets. As of June 30, 2025, the derivative liabilities associated with the reset adjustment were settled in full. For the year ended December 31, 2025, the Company recorded a change in fair value on these derivative liabilities of $30,000 which was included as a component of change in fair value of derivative liabilities on the accompanying consolidated statements of operations and comprehensive loss.

Avanti Notes

In September 2016, the Company entered into an unsecured promissory note with a company owned by the Company’s Chief Executive Officer (the “Related Party Lender”) for an original principal sum of about $248,000 at September 30, 2016 (the “2016 Promissory Note”). The principal balance of the note as of December 31, 2025 and December 31, 2024 are $0 and approximately $179,910 respectively. The note bears annual interest of 14.0%. The note does not have a maturity date, and the full note balance is to be paid over time in amounts determined by the Company. During the year ended December 31, 2025, the Company repaid the note and accrued interest thereon.

In July 2024, the Company borrowed an additional amount of about $93,000 from the Related Party Lender (the “2024 Promissory Note”). The loan bears interest at 14.0% and matures in July 2031. The principal and accrued interest is due in full at maturity. During the year ended December 31, 2025, the Company repaid the note and accrued interest thereon.

In November 2025, in connection with the acquisition of controlling interest in Geo Impex & Logistics Pvt. Ltd., the Company assumed a note payable of approximately $279,000 due to Avanti, maturing on October 31, 2026.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total interest expense recognized on the promissory notes with the Related Party Lender was approximately $23,107 for the year ended December 31, 2025, respectively, compared to approximately $18,209 for the year ended December 31, 2024.

Amperics Asset Acquisition

On November 3, 2025, the Company completed the acquisition of substantially all assets of Amperics Holdings LLC and Amperics Inc. (collectively, “Amperics”) pursuant to an Asset Purchase Agreement (the “Amperics Asset Acquisition”). Mr. Bala Padmakumar, a member of the Company’s Board of Directors, previously served as Chief Executive Officer of Amperics until 2020 and holds a significant minority ownership interest in Amperics and, as such, is considered a related party to the transaction. The acquired assets consist primarily of proprietary nanotechnology-based energy storage intellectual property, including patents, know-how, software and technical documentation, which have been integrated into the Company’s Keen Labs platform to support its virtual power plant (“VPP”) and AI-enabled energy management initiatives.

The aggregate consideration for the transaction consisted of the issuance of 2,700,000 shares of the Company’s common stock to the seller. Based on the closing market price of $0.32 per share on the acquisition date, the implied value of the equity consideration was approximately $864,000. No cash consideration was paid, and the agreement does not include any earn-outs or other contingent consideration.

The Company determined that the transaction qualified as an asset acquisition under applicable accounting guidance, as substantially all of the fair value of the acquired gross assets was concentrated in a single identifiable asset (intellectual property). Accordingly, the transaction was accounted for under ASC 805-50, and no goodwill was recognized.

Given the involvement of a related party, the terms of the transaction, including the consideration paid, were reviewed and approved by disinterested members of the Company’s Board of Directors in accordance with the Company’s related party transaction policies. The Company believes that the terms of the transaction are no less favorable than those that could have been obtained from unaffiliated third parties.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Legal and regulatory proceedings

The Company is subject to various routine litigation, legal proceedings, and regulatory matters, that arise in the ordinary course of its business. The Company reviews its lawsuits, regulatory matters, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in these consolidated financial statements

The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account its best estimate of such losses for those cases for which such estimates can be made. The Company’s estimate involve significant judgement, given the varying stages of proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings.

In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter’s current status and the damages sought or demands made. Accordingly, the Company’s estimate will change from time to time, and actual losses could be more or less than the current estimate. As of December 31, 2025 and 2024, other than the reserve recorded in connection with the Florida Solar acquisition litigation described below, there were no matters for which a reserve was required to be established.

Florida Solar acquisition litigation (Zrallack and RJZ Holdings LLC v. Aurai LLC, ConnectM Florida RE LLC, and Florida Solar Products, Inc.; Florida 19th Judicial Circuit—St. Lucie County)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 26, 2024, Robert J. Zrallack and RJZ Holdings LLC (the “Plaintiffs”) filed suit against Aurai LLC (“Aurai”), ConnectM Florida RE LLC (“ConnectM Florida RE”), and Florida Solar Products, Inc. (“Florida Solar”) (collectively, the “Subsidiaries”), each wholly owned subsidiaries of ConnectM Technology Solutions, Inc. (“ConnectM” or the “Company”), in connection with the Company’s 2022 acquisition of Florida Solar and related real estate transactions.

The matter was compelled to arbitration pursuant to the Stock Purchase Agreement. Following evidentiary hearings conducted in June and July 2025, the arbitrator issued an Interim Arbitration Award on September 11, 2025. Subsequent orders were entered addressing modification and attorneys’ fees and costs. On December 25, 2025, the arbitrator issued a Final Award incorporating prior rulings.

The Final Award includes:

●	Approximately $446,945 awarded in connection with claims relating to a mortgage and promissory note (plus continuing per diem interest);
●	Approximately $1,342,480 in damages relating to additional claims under the Stock Purchase Agreement (plus continuing per diem interest);
●	Attorneys’ fees and costs totaling approximately $418,138 as of September 11, 2025, with interest accruing thereafter;
●	Arbitrators’ fees and costs totaling approximately $74,013; and
●	Certain equitable and payment-related relief, including obligations relating to specified debt instruments and credit card balances.

In aggregate, Plaintiffs’ motion to confirm seeks entry of judgment totaling approximately $2,500,000 plus continuing interest.

On December 30, 2025, Plaintiffs filed a motion to confirm the arbitration award in the Circuit Court for the 19th Judicial Circuit (St. Lucie County, Florida), later amended on January 7, 2026. A hearing on the motion to confirm was noticed for February 12, 2026.

The Company has filed a motion to vacate the arbitration award, which is scheduled to be heard on April 30, 2026. The Company believes confirmation of the award is not appropriate while post-award relief remains pending and continues to evaluate all available legal remedies.

On January 7, 2026, Plaintiffs also served post-award discovery requests styled as “discovery in aid of execution.” The Subsidiaries filed a motion to strike such discovery and for a protective order on the basis that no final judgment has been entered and discovery in aid of execution is premature.

As of the date of this filing:

●	The arbitration award has not yet been confirmed by the court;
●	No final enforceable judgment has been entered;
●	Post-award motion practice remains pending; and
●	The Subsidiaries are pursuing available legal remedies, including seeking vacatur and opposing confirmation.

The Company has recorded a litigation reserve of $1,024,002 in connection with this matter based on management’s assessment of probable loss under ASC 450. The amount reserved reflects management’s current estimate of probable exposure; however, the total amount sought by Plaintiffs significantly exceeds the recorded reserve. The ultimate outcome of the confirmation proceedings, any motion to vacate, and related enforcement proceedings cannot be predicted with certainty. The final resolution of this matter could result in adjustments to the amount reserved, which could be material to the Company’s consolidated financial statements in the period such adjustment is determined.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Settlement of vendor obligations through issuance of shares of the Company’s common stock with make - whole provision:

Extinguishment of Vendor Obligations:

On September 24, 2024, the Company entered into a conversion agreement with a vendor in which the Company converted the outstanding obligations owed to the vendor into shares of the Company’s common stock at a conversion price of $2.00 per share with a one-time share reset adjustment (see Note 9), subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for the vendor. In connection with this agreement, approximately $539,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 269,648 shares of the Company’s common stock (see Note 9).

On November 13, 2024, the Company entered into a debt conversion agreement with a vendor in which the Company converted the outstanding obligations owed to the vendor into shares of the Company’s common stock at a conversion price of $1.25 per share with a one-time consideration adjustment (see Note 9). In connection with this agreement, approximately $170,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 136,000 shares of the Company’s common stock (see Note 9).

On December 27, 2024, the Company entered into a debt conversion agreement with a vendor in which the Company converted the outstanding obligations owed to the vendor into shares of the Company’s common stock at a conversion price of $1.25 per share with a one-time consideration adjustment (see Note 9). In connection with this agreement, approximately $258,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 206,234 shares of the Company’s common stock (see Note 9).

Settlement Agreement: The Company entered into a capital markets advisory agreement in June 2024 and subsequent amendment in July 2024 whereby the Company would pay the capital market advisor $600,000 as consideration for services provided in connection with the Business Combination. The Company made cash payments totaling $75,000 during June 2024. On October 2, 2024, the Company entered into a settlement agreement with a capital market advisor, pursuant to which the Company was required to make cash payments for the unpaid balance totaling $525,000 and issue 125,000 shares of the Company’s common stock as additional consideration. The initial consideration of $600,000 were for services directly attributable to the Business Combination and reflected as offering costs that were recorded as a reduction to additional paid-in capital at closing of the Business Combination. On October 2, 2024, the Company issued 125,000 shares of the Company’s common stock with a fair value of $133,750, as determined on the issuance date using the reported closing share price and recorded the additional consideration as a component of selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025, there were no amounts outstanding under this settlement agreement to the capital market advisor.

Retirement plan:

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code and a defined contribution plan for employee’s individual retirement arrangements (IRA’s). Employees may contribute between 1% and 100% of their wages, subject to the IRS limitations. The Company has elected to make matching contributions of 100% of the first 3% of an employee’s compensation for both defined contribution plans. For the years ended December 31, 2025 and 2024, the Company contributed approximately $57,700 and $76,000, respectively.

NOTE 17: EMPLOYEE RETENTION CREDIT (ERC)

During the year ended December 31, 2025, the Company received approval from the Internal Revenue Service for ERC claims of approximately $645,000. The Company recognized $580,000 net of service fees, within other income (expense), net for the year ended December 31, 2025, respectively. No ERC credits were received or recognized in the comparable year ended December 31, 2024.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: REVENUE

The following table summarizes disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Year Ended December 31,
	2025	2024
United States	$33,067,961	$20,939,197
India	$2,768,848	1,713,688
	35,836,809	22,652,885

The following table summarizes disaggregated revenue information by nature of revenue and timing of revenue recognition:

	Year Ended December 31,
	2025	2024
Product revenue
Revenue recognized at a point in time (1)	$2,982,373	$—
Total product revenue	2,982,373	—
Service revenue
Revenue recognized over a period of time (2)	32,854,436	22,652,885
Total service revenue	32,854,436	22,652,885
Total revenue	$35,836,809	$22,652,885

(1)Product revenue consists of (i) sales of ConnectM-branded heat pump products to customers, including under specific distribution agreements such as with Greentech Renewables, for which revenue is recognized at a point in time when control transfers to the customer, generally upon delivery, and (ii) sales of 4G telematics hardware units with embedded software to original equipment manufacturers (“OEMs”), for which revenue is recognized at a point in time upon transfer of control in accordance with the applicable International Commercial Terms (Incoterms) described in the respective contracts.

(2)Service revenue consists of (i) installation and maintenance services for solar energy systems and HVAC solutions across customers, (ii) logistics and delivery services provided through DeliveryCircle’s proprietary Decios platform, (iii) software manpower consultancy services and software subscription services providing access to the Company’s IIoT platform, (iv) managed solutions services including human resources and payroll administration, procurement and vendor management, marketing and lead generation, and business implementation services, and (v) distributed energy and renewables services, including engineering, procurement and construction (“EPC”) activities and sale of electricity under power purchase agreements (“PPAs”) and BTS energy service agreements. Service revenue is generally recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance.

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

For disaggregated revenue information by reportable segment, refer to Note 19 to the accompanying consolidated financial statements.

Accounts receivable, contract assets and contract liabilities are discussed and disclosed in Note 2 to the accompanying consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19: REPORTABLE SEGMENTS

The Company’s operations are organized into six reporting segments: Owned Service Network, Managed Solutions, Distributed Energy & Renewables, Transportation, Logistics, and Corporate & Strategic Assets. The structure is designed to allow the Company to evaluate the performance of its different solutions offerings, provide improved service and drive future growth in a cost-efficient manner.

Selected information by reportable segment is presented in the following tables:

* The Corporate & Strategic Assets segment encompasses corporate-level operations and the Company’s investment in Geo Impex India Private Limited, which holds an approximately 76-acre land parcel near Chatrapur, Odisha, India approved for development into a multimodal logistics park and AI-enabled data center campus. This segment did not generate revenue during the periods presented. Segment assets consist primarily of the carrying value of the Geo Impex landholding and related development rights, together with corporate cash and other assets not attributable to the Company’s other operating segments.

** Distributed Energy & Renewables includes revenue of $575,292 and cost of revenue of $537,723 allocated from ConnectM India (Transportation segment) related to installation and commissioning projects.

	Year Ended December 31, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation	Distributed Energy & Renewables	Corporate and Strategic Assets*	Total
Revenues	$17,907,967	3,126,238	12,033,756	2,065,680	703,168	—	$35,836,809
Cost of revenue	10,639,101	2,277,248	9,227,775	1,689,408	537,723	—	24,371,255
Selling, general and administrative expenses							—
Facility costs	201,198	143,730	—	61,346	44,884	11,723	462,880
Insurance expenses	210,865	51,730	57,827	764	2,529	448,219	771,934
Marketing expenses	2,311,006	168,036	—	3,775	—	883,531	3,366,348
Operational expenses	3,696,282	(43,663)	748,231	291,605	84,693	3,907,696	8,684,844
Compensation and related benefits	4,024,294	994,087	1,303,117	444,223	40,216	1,673,018	8,478,955
Travel & entertainment	79,682	4,778	43,342	52,261	216	134,896	315,175
Vehicle expenses	462,668	128,830	—	80	—	16,766	608,345
Depreciation	209,186	—	—	17,097	167,748	25,670	419,701
Amortization	181,058	3,071	148,192	36,428	4,059	21,860	394,668
Total selling, general and administrative expenses	11,376,239	1,450,599	2,300,709	907,579	344,345	7,123,379	23,502,849
Loss on impairment	548,492	—	—	—	—	—	548,492
(Loss) income from operations	(4,655,865)	(601,609)	505,272	(531,306)	(178,901)	(7,123,379)	(12,585,787)
Other (expense) income, net	200,091	—	(87,082)	1,849,158	(11,008)	(5,439,130)	(3,487,971)
Net (loss) income from operations before income taxes	$(4,455,774)	$(601,609)	$418,190	$1,350,842	$(222,899)	$(12,562,509)	$(16,073,758)
Total assets	$7,573,010	$751,591	$3,833,283	$2,747,593	$4,233,362	$17,031,285	$36,170,124
Capital expenditures	$49,670	$—	$—	$—	$—	$—	$49,670

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Owned Service Network	Managed Solutions	Logistics	Transportation	Distributed Energy & Renewables	Corporate and Strategic Assets	Total
Revenues	$12,201,600	4,429,995	4,307,602	1,713,688	—	—	$22,652,885
Cost of revenue	7,633,214	4,412,938	3,447,440	1,212,585	—	—	16,706,177
Selling, general and administrative expenses
Facility costs	178,416	300,686	—	38,512	—	4,483	522,097
Insurance expenses	262,063	223,046	31,508	884	—	354,800	872,301
Marketing expenses	691,980	251,520	—	11,506	—	2,312,406	3,267,412
Operational expenses	653,618	420,063	541,489	540,901	—	2,859,007	5,015,077
Compensation and related benefits	2,554,216	2,147,486	—	756,406	—	1,884,231	7,342,339
Travel & entertainment	61,700	21,318	4,973	18,473	—	35,068	141,532
Vehicle expenses	206,234	167,600	—	—	—	202,744	576,578
Depreciation	216,776		—	6,997	—	41,879	265,652
Amortization	330,750		99,553	68,118	—	21,308	519,729
MSA working capital adjustment	—	(3,377,288)	—	—	—	—	(3,377,288)
Total selling, general and administrative expenses	5,155,753	154,431	677,523	1,441,797	—	7,715,925	15,145,429
Loss on impairment	2,403,628	—	—	—	—	—	2,403,628
Loss from operations	(2,990,995)	(137,374)	182,639	(940,694)	—	(7,715,925)	(11,602,349)
Other (expense) income, net	—	—	—	—	—	(10,905,859)	(10,905,859)
Net (loss) income from operations before income taxes	$(2,990,995)	$(137,374)	$182,639	$(940,694)	$—	$(18,621,784)	$(22,508,208)
Total assets	$3,379,649	$705,522	$3,085,843	$1,259,687	$—	$4,325,841	$12,756,542
Capital expenditures	$27,044	$—	$—	$—	$—	$—	$27,044

As of December 31, 2025 and 2024, the Company’s total assets located outside the United States were approximately $20,000,000 and $1,260,000, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Year Ended December 31, 2025
	Owned
	Service	Managed			Distributed Energy &	Corporate and
	Network	Solutions	Logistics	Transportation	Renewables	Strategic Assets	Total
United States	$17,907,967	$3,126,238	$12,033,756	$—	—	$—	$33,067,961
Other	$—	—	—	2,065,680	703,168	—	2,768,848
Total	$17,907,967	$3,126,238	$12,033,756	$2,065,680	$703,168	$—	$35,836,809

	Year Ended December 31, 2024
	Owned
	Service	Managed			Distributed Energy &	Corporate and
	Network	Solutions	Logistics	Transportation	Renewables	Strategic Assets	Total
United States	$12,201,600	$4,429,995	$4,307,602	$—	—	$—	$20,939,197
Other	—	—	—	1,713,688	—	—	1,713,688
Total	$12,201,600	$4,429,995	$4,307,602	$1,713,688	—	—	$22,652,885

NOTE 20: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below or within these consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in these consolidated financial statements.

Non-Cash Asset Agreement

On January 1, 2026, the Company transferred all HVAC business assets and operations conducted under the Air Temp Service Co. trade name to A.T.S. Heating & Cooling LLC (“ATS LLC”), a New Jersey limited liability company, pursuant to a Non-Cash Business Asset Transfer Agreement. The transaction involved no cash consideration. ATS LLC did not assume any pre-existing liabilities of the Company, and all obligations arising prior to the Effective Date remain solely with the Company.

The Company retained a 1% non-voting, non-distributing equity interest in ATS LLC solely for participation in a shared health benefits arrangement, and is entitled to 2% of net proceeds should ATS LLC be sold within 24 months of the Effective Date. The Company is subject to a five-year non-compete covenant within ATS LLC’s service territories.

Management does not expect this transaction to have a material adverse effect on the Company’s ongoing operations.

Minority investment in Sun Solar

On January 5, 2026, the Company entered into an acquisition agreement to acquire a 40% equity interest in Sun Solar LLC (“Sun Solar”), a U.S.-based residential and small-commercial solar developer and installer.

Pursuant to the acquisition agreement, the Company acquired 400,000 membership interests, representing 40% of the issued and outstanding membership interests of Sun Solar, from the sole member of Sun Solar. As consideration for the acquired interests, the Company agreed to issue 15,000,000 shares of its common stock to the seller (the “Exchange Shares”).

The investment is intended to establish Sun Solar as a strategic installation and distribution channel for ConnectM’s home energy and electrification solutions, including solar panels, battery storage systems and related energy technologies developed by the Company’s subsidiary, Keen Labs. In connection with the investment, the Company expects to support Sun Solar’s growth through product supply, technology integration and operational support, including the deployment of solar-plus-storage systems designed to participate in virtual power plant (“VPP”) programs.

The Company is also evaluating consolidating certain of its solar installation activities within the Sun Solar platform and may deploy additional capital to expand installation capacity and geographic reach.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is evaluating the accounting treatment of the investment and currently expects the investment to be accounted for under the equity method as a minority investment, based on the Company’s ownership interest and level of influence over Sun Solar.

Sun Solar Managed Services Agreement

On January 6, 2026, the Company, through its subsidiary Keen Labs Operations, Inc. (“Keen Labs”), entered into a managed services agreement with Sun Solar LLC (“Sun Solar”). Pursuant to the agreement, Keen Labs will provide certain procurement, marketing and lead generation, and working capital loan-related services to Sun Solar.

Under the agreement, Keen Labs is entitled to fees equal to 40% of the gross revenues received by Sun Solar from its customers, calculated on a weekly basis and payable in accordance with the terms of the agreement. The agreement will remain in effect until terminated by either party in accordance with its terms.

The Company expects the agreement to support activity within its Home and Building Electrification business. Revenue, if any, will be recognized in accordance with ASC 606, Revenue from Contracts with Customers, as the underlying services are performed.

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

Initial order – In connection with the agreement, Greentech placed an initial purchase order totaling approximately $1,700,000, covering indoor/outdoor hyper-heat units, multizone outdoor units, thermostats, and electric heat kits. This order was fulfilled as of December 31, 2025.

Subsequent orders – Subsequent to December 31, 2025, Greentech placed additional purchase orders for Keen heat pumps and related products. Greentech placed a follow-on order totaling approximately $865,000 in January 2026, and approximately $1,000,000 in February 2026, thereby increasing the cumulative purchase commitments to approximately $1,865,000 subsequent to December 31, 2025.

Acquisition of Harry Kahn Associates, Inc.

On March 10, 2026, the Company completed the acquisition of Harry Kahn Associates, Inc. (“HKA”). Consideration consisted of 400,000 shares of the Company’s common stock. In connection with the transaction, HKA issued a $203,072 promissory note to the Company. No cash was paid to the sellers and no third-party indebtedness was assumed.

HKA is a leading provider of logistics support analysis databases, technical manuals, and training materials for the U.S. Department of Defense, the U.S. Coast Guard, and major defense OEMs including Boeing, Northrop Grumman, and Lockheed Martin. HKA has maintained an uninterrupted contracting relationship with the Naval Air Systems Command since 1976, holds ISO 9001:2015 certification for technical data development, and has supported programs across all branches of the U.S. military.

The acquisition expands the Company’s technology platform into the defense and government infrastructure market, positioning Keen Labs’ AI and data analytics capabilities to address predictive maintenance, lifecycle sustainment, and logistics intelligence applications across mission-critical military systems. Management believes HKA’s long-standing government relationships and structured operational datasets, combined with the Company’s technology platform, create meaningful growth opportunity in the multi-tens-of-billions-of-dollars global defense sustainment market.

The Company is accounting for the transaction as a business combination under ASC 805 and is in the process of evaluating the related accounting, including the preliminary purchase price allocation. The acquisition is a nonrecognized subsequent event under ASC 855 and therefore is disclosed, but not reflected, in the consolidated financial statements as of December 31, 2025.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sale of Green Energy Gains

On March 20, 2026, the Company entered into an Asset Purchase Agreement with Forge Team, Inc. pursuant to which the Company agreed to sell certain assets of its Green Energy Gains (“GEG”) business, an energy audit and weatherization operation based in Massachusetts.

The assets sold include the GEG trade name and brand, customer relationships and data, backlog and scheduled appointments, and certain equipment and other tangible assets. The transaction excludes cash, accounts receivable, and liabilities, all of which were retained by the Company.

Total consideration for the transaction is $100,000, consisting of $50,000 payable at closing and $50,000 subject to holdback provisions tied to the delivery of certain disclosures and the successful transition of operations.

The Company has agreed to provide transition support services for a period of up to 60 days following closing. In addition, the Company remains responsible for liabilities associated with services performed prior to closing.

Reverse stock split

At a special meeting of stockholders held on January 15, 2026, the stockholders approved a reverse stock split of the Company’s Common Stock at a ratio between 1-for-5 and 1-for-50, with the final ratio to be determined by the Company’s Board of Directors.

On March 26, 2026, the Board of Directors approved a 1-for-32 reverse stock split and authorized the Company to effect the reverse stock split at 4:01 p.m. (Eastern Time) on April 17, 2026, with trading on a split-adjusted basis expected to commence on April 20, 2026, subject to regulatory approval and completion of applicable procedures. The reverse stock split will result in one share of Common Stock being issued for each 32 shares outstanding, with fractional shares rounded up to the nearest whole share.

The Company has filed, or is in the process of filing, the necessary documentation with applicable regulatory authorities, including FINRA, and is coordinating with its transfer agent and other parties to effect the reverse stock split.

Convertible note agreement issuances

Subsequent to December 31, 2025, the Company issued several unsecured convertible promissory notes to certain investors for aggregate gross proceeds of approximately $2,125,150. During January 2026, the Company issued four convertible promissory notes with aggregate principal of $1,077,150, and in February 2026, the Company issued two convertible promissory notes with principal of $478,000.

In addition, in March and April 2026, the Company issued additional convertible promissory notes with aggregate principal of $570,000, including (i) $224,000 issued on March 30, 2026, (ii) $150,000 issued on March 30, 2026, and (iii) an aggregate of $200,000 issued on April 2, 2026.

The notes bear interest and are convertible into shares of the Company’s common stock at the option of the holders in accordance with their respective terms. In certain instances, the Company issued shares of common stock as additional consideration in connection with these financings, and the notes may be issued at a discount to face value.

The notes were issued in private placements exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation D. Proceeds were used for general corporate purposes and working capital.

Promissory note agreement and term loan issuances

Subsequent to December 31, 2025, the Company entered into several promissory note and term loan agreements with certain lenders, providing aggregate gross proceeds of approximately $1,310,000.

During January and February 2026, the Company issued multiple promissory notes, including notes with principal amounts of $500,000, and $230,000. In addition, the Company entered into term loan agreements with principal amounts of $500,000 and $80,000 with third-party lenders.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The promissory notes generally bear interest and mature within their respective contractual terms, and the term loans are repayable pursuant to scheduled principal and interest payments over their contractual terms.

In February 2026, the Company also entered into a first amendment to one of the previously issued promissory note agreements, which modified certain terms of the related financing.

The proceeds from these financings were used for working capital and general corporate purposes.

Merchant cash advance

On February 6, 2026, the Company entered into a business loan and security agreement with a lender pursuant to which it received $200,000 in funding (the “Initial MCA”). Under the terms of the agreement, the Company was required to make 24 weekly payments of approximately $11,833 for a total repayment amount of $284,000. The proceeds were used for working capital and general corporate purposes.

On March 16, 2026, the Company entered into a new business loan and security agreement with a lender for $650,000 (the “Refinanced MCA”), which refinanced and replaced the Initial MCA. After deducting an origination fee of approximately $32,800, the payoff of the remaining balance on the Initial MCA, and other applicable fees, net proceeds of approximately $428,400 were disbursed to the Company. The Refinanced MCA requires 36 weekly payments of approximately $25,639 for a total repayment amount of $923,000 and matures in November 2026. The agreement is secured by substantially all assets of the Company and certain of its subsidiaries, and is personally guaranteed by an officer of the Company. The proceeds were used for working capital and general corporate purposes. The agreement contains customary covenants, including restrictions on additional indebtedness and a prohibition on stacking (entering into additional merchant cash advances or similar financing arrangements without the lender’s consent). Early repayment is permitted without penalty, subject to a potential discount on interest as specified in the agreement.

On March 24, 2026, the Company entered into an additional business loan and security agreement with a lender pursuant to which it received $350,000 in funding. After deducting an origination fee of approximately $14,263, the Company received net proceeds of approximately $335,738, subject to potential reductions for repayment of prior obligations or other fees. The agreement requires 36 weekly payments of approximately $13,806 for a total repayment amount of $497,000 and matures on December 1, 2026.

The agreements are secured by substantially all assets of the Company and certain of its subsidiaries and include customary covenants, including restrictions on additional indebtedness and limitations on entering into additional merchant cash advance or similar financing arrangements without lender consent. Early repayment is permitted without penalty, subject to potential reductions in interest or fees as specified in the agreements. The proceeds from these financings were used for working capital and general corporate purposes.

Factoring and purchase order financing arrangement

On March 9, 2026, the Company, through its subsidiary Keen Labs Operations, Inc., entered into an addendum to its existing factoring and security agreement with a lender. The arrangement provides working capital through the purchase of receivables and approved purchase order financing, including supplier payments made directly by the lender.

Pursuant to the addendum, Keen Labs Operations, Inc. was added as an additional obligor and is jointly and severally liable with affiliated entities. The obligations are secured by substantially all assets of the applicable entities and include cross-collateralization and cross-default provisions.

The facility also includes customary enforcement mechanisms typical for arrangements of this type, including the ability to accelerate obligations and pursue collection remedies upon an event of default.