Form 10-Q
period 2026-03-31
ConnectM Technology Solutions, Inc.
filed 2026-05-26
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which Registered
N/A	N/A	N/A

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

As of May 26, 2026, there were 5,633,058 shares of common stock of the Company issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements. Forward-looking statements include, among others, information concerning our strategy, future operations, future financial position, future revenue, projected expenses, business prospects, and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements contained in this Report include, but are not limited to, statements about the following:

●	the Company operates in the early-stage market of modern energy economy (“MEE”) adoption (which includes AI-powered electrification and distributed energy) and has a history of losses and expects to incur significant ongoing expenses;
●	the Company’s management has limited experience in operating a public company;
●	the Company has identified material weaknesses in its internal control over financial reporting and if it is unable to remediate these material weaknesses, or if the Company identifies additional material weaknesses in the future or otherwise fails to maintain an effective internal control over financial reporting, this may result in material misstatements of the Company’s condensed consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations;
●	the Company’s growth strategy depends on the widespread adoption of MEE Services;
●	if the Company cannot compete successfully against other MEE Service Providers, it may not be successful in developing its operations and its business may suffer;
●	with respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies;
●	the Company’s market is characterized by rapid technological change, which requires it to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of its products and its financial results;
●	developments in alternative technologies may materially adversely affect demand for the Company’s offerings; and
●	the possibility that we may be adversely affected by other economic, business or competitive factors and may not be able to manage other risks and uncertainties set forth in the section titled “Risk Factors,” which is incorporated herein by reference.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed consolidated Financial Statements

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,471,782	$2,904,430
Accounts receivable - net of allowance for credit loss	3,064,131	3,066,626
Contract asset	145,341	303,910
Inventories, net	594,024	633,798
Prepaid expenses and other current assets	2,173,589	1,261,794
Total current assets	8,448,867	8,170,558
Right-of-use asset – operating lease	103,371	215,385
Right-of-use asset – finance lease	30,936	54,147
Property and equipment, net	19,474,465	20,330,688
Goodwill	2,287,466	5,216,788
Intangible assets, net	2,070,387	2,182,558
Equity method investments	7,406,523	—
Total Assets	$39,822,015	$36,170,124
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,075,064	$7,219,261
Accrued expenses and other current liabilities	2,504,664	2,350,393
Contingent consideration liability	1,534,558	1,441,164
Debt, net of debt discount	8,530,688	7,098,279
Convertible debt, at fair value	6,593,923	5,321,303
Derivative liabilities	292,677	234,389
Deferred consideration	—	396,850
Operating lease liability	67,107	94,340
Finance lease liability	54,614	58,398
Contract liabilities	1,644,081	772,013
3(a)(10) Settlement Agreement, at fair value	3,687,000	3,634,000
Other payable	—	250,000
Deferred tax liabilities	3,887,472	4,039,514
Total current liabilities	35,871,848	32,909,904
Debt, net of current portion	1,698,310	1,180,273
Operating lease liabilities, net of current portion	40,761	130,509
Finance lease liabilities, net of current portion	17,057	43,749
Contingent consideration liability, net of current portion	236,832	330,226
Total liabilities	37,864,808	34,594,661
Commitments and Contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock Series A, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025 no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 5,312,911 and 4,789,230 issued and outstanding as of March 31, 2026 and December 31, 2025 respectively (1)	531	479
Additional paid-in-capital	67,775,494	60,164,021
Accumulated deficit	(68,616,894)	(61,671,149)
Accumulated other comprehensive loss	(580,369)	(20,333)
Total ConnectM Technology Solutions, Inc.’s stockholders’ deficit	(1,421,238)	(1,526,982)
Non-controlling interest	3,378,445	3,102,445
Total stockholders’ deficit	1,957,207	1,575,463
Total liabilities and stockholders’ deficit	$39,822,015	$36,170,124
(1)

Amounts have been adjusted to reflect the 1-for-32 reverse stock split that became effective for market purposes on April 20, 2026. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(all amounts in USD, except number of shares)

	Three Months Ended March 31,
	2026	2025
Revenues	$8,172,553	$8,988,343
Cost of revenues	6,307,511	5,974,610
Gross profit	1,865,042	3,013,733
Selling, general and administrative expenses	5,090,138	6,287,176
Loss from operations	(3,225,096)	(3,273,443)
Other income (expense):
Interest expense	(574,186)	(493,464)
Loss on issuance of financial instruments	(36,500)	—
Loss on extinguishment of debt and vendor payable	—	(2,715,923)
Gain on extinguishment of debt	—	14,019
Change in fair value of convertible debt	(104,238)	(319,695)
Change in fair value of forward purchase agreement	—	(971,000)
Change in fair value of derivative liabilities	(58,288)	(33,548)
Change in fair value on Section 3(a)(10) Settlement Agreement (Note 9)	(53,000)	605,748

Equity in earnings from Sun Solar	281,523	—
Loss on disposal of businesses	(2,908,964)	—
Other income (expense), net	9,004	209,967
Total other income (expense), net	(3,444,649)	(3,703,896)
Net loss from operations before income taxes	(6,669,745)	(6,977,339)
Income tax benefit	—	—
Net loss	$(6,669,745)	$(6,977,339)
Less: net income attributable to noncontrolling interests	276,000	41,071
Net loss attributable to ConnectM Technology Solutions, Inc.	$(6,945,745)	$(7,018,410)
Other comprehensive income (loss):
Foreign currency translation adjustments	(560,036)	10,781
Comprehensive loss before noncontrolling interests	(7,229,781)	(6,966,558)
Less: comprehensive income attributable to non-controlling interests	276,000	41,071
Comprehensive loss attributable to ConnectM Technology Solutions, Inc.	$(7,505,781)	$(7,007,629)

Weighted average shares outstanding of common stock (1)	5,217,810	992,301
Basic and diluted net loss per share, common stock	$(1.33)	$(7.07)
(1)

Amounts have been adjusted to reflect the 1-for-32 reverse stock split that became effective for market purposes on April 20, 2026. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(all amounts in USD, except number of shares)

					Accumulated
			Additional		Other			Total
	Common Stock (1)		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital (1)	Deficit	Income (Loss)	Deficit	interests	Deficit
Balances, as of January 1, 2025	909,165	$91	20,155,738	$(45,426,099)	$166,007	$(25,104,263)	$1,317,756	$(23,786,507)
Issuance of common stock to settle claim under Section 3(a)10 Settlement Agreement (see Note 9)	114,830	11	3,077,241	—	—	3,077,252	—	3,077,252
Issuance of common stock to settle share reset derivative liabilities (see Note 9)	85,537	8	1,711,997	—	—	1,712,005	—	1,712,005
Other comprehensive income	—	—	—	—	10,781	10,781	—	10,781
Net loss	—	—	—	(7,018,410)	—	(7,018,410)	41,071	(6,977,339)
Balances, as of March 31, 2025	1,109,532	$110	24,944,976	$(52,444,509)	$176,788	$(27,322,635)	$1,358,827	$(25,963,808)

Balance, as of January 1, 2026	4,789,230	479	60,164,021	(61,671,149)	(20,333)	$(1,526,982)	$3,102,445	$1,575,463
Issuance of commitment shares in connection with convertible debt	8,593	1	102,028	—	—	102,029	—	102,029
Issuance of common stock in connection with the conversion of SEPA convertible debt	11,548	1	93,198	—	—	93,199	—	93,199
Issuance of common stock in connection with share exchange agreement to settled accounts payable vendors	6,974	1	70,539	—	—	70,540	—	70,540
Issuance of common stock to BOD and employees	26,406	3	220,754	—	—	220,757		220,757
Issuance of common stock in connection with equity method investment in Sun Solar	468,750	47	7,124,953	—	—	7,125,000	—	7,125,000
Fractional share adjustment due to reverse stock split	1,410	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	(560,036)	(560,036)	—	(560,036)
Net loss	—	—	—	(6,945,745)		(6,945,745)	276,000	(6,669,745)
Balances, as of March 31, 2026	5,312,911	$531	67,775,494	$(68,616,894)	$(580,369)	$(1,421,238)	$3,378,445	$1,957,207
(1)	Amounts have been adjusted to reflect the 1-for-32 reverse stock split that became effective for market purposes on April 20, 2026. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,669,745)	$(6,977,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	213,009	81,378
Amortization of debt discount	235,548	77,903
Stock-based compensation expense	220,757	—
ROU amortization on finance leases	23,211	25,826
ROU amortization on operating leases	14,955	7,741
Provision for credit losses	121,456	—
Loss on issuance of financial instruments	36,500	—
Loss on extinguishment of debt and vendor payable	—	2,715,923
Gain on extinguishment of debt	—	(14,019)
Change in fair value of convertible debt	104,238	319,695
Change in fair value of forward purchase agreement	—	971,000
Loss on termination of lease	—	37,196
Loss on disposal of businesses	2,908,964	—
Equity in earnings from Sun Solar	(281,523)	—
Change in fair value of derivative liabilities	58,288	33,548
Change in fair value of 3(a)(10) Settlement Agreement (Note 9)	53,000	(605,748)
Changes in operating assets and liabilities:
Accounts receivable	(50,678)	(1,936,317)
Contract asset	158,569	39,624
Other receivable	—	(84,260)
Inventory	20,747	(241,928)
Prepaid expenses and other current assets	(935,401)	532,325
Other assets	—	(19,999)
Accounts payable	(73,190)	1,183,729
Accrued expenses	163,551	643,393
Operating lease liabilities	(15,170)	(12,865)
Working capital advances	—	27,514
Contract liabilities	882,078	369,873
Net cash used in operating activities	(2,810,836)	(2,825,807)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,155)	(2,844)
Proceeds from disposal of GEG	31,717	—
Cash paid for capitalized software development costs	(89,000)	(149,828)
Net cash used in investing activities	(58,438)	(152,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	1,324,920	—
Proceeds from the issuance of convertible notes	1,611,000	2,530,000
Repayments of debt	(606,335)	(321,181)
Repayments on convertible notes	(502,433)	—
Proceeds from factoring receivable arrangements	1,547,072	—
Repayments of factoring receivable arrangements	(502,557)	—
Payments of deferred consideration	(387,406)	—
Payment on finance leases	(30,476)	(30,349)
Net cash provided by financing activities	2,453,785	2,178,470
Effect of exchange rate changes on cash and cash equivalents	(17,159)	10,210
Net decrease in cash and cash equivalents	(432,648)	(789,799)
Cash and cash equivalents, beginning of the period	2,904,430	2,407,843
Cash and cash equivalents, end of the period	$2,471,782	$1,618,044
Supplemental disclosures of cash flow information:
Cash paid for interest	$81,089	$29,649
Issuance of shares for equity method investment	$7,125,000	$—
Issuance of commitment shares in connection with convertible debt	$102,029	$—
Issuance of common stock in connection with the conversion of SEPA convertible debt	$93,199	$—
Conversion of advance funding other payable liability into convertible debt upon execution of debt agreement	$250,000	—
Carrying value of accounts payable extinguished with 3(a)(10) Settlement Agreement	$—	$5,278,077
Carrying value of debt extinguished with 3(a)(10) Settlement Agreement	$—	$3,630,000
Financed insurance premium in prepaid expense	$—	$74,309
Exchange of operating lease liability for accounts payable on terminated lease	$—	$59,037
De-recognition of right of use of asset, operating on terminated lease	$—	$39,929
Extinguishment of operating lease liability on terminated lease	$—	$2,733
Extinguishment of accounts payable through issuance of debt	$—	$175,950
Fair value of shares issued to settle Claim under 3(a)(10) Settlement Agreement	$—	$3,077,252
Fair value of shares issued to settle the share reset derivative liabilities	$—	$1,712,005
Consideration receivable from disposal of GEG	$68,283	$—
Settlement of accounts payable through issuance of shares	$70,540	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026

AND 2025

NOTE 1: ORGANIZATION AND OPERATIONS

ConnectM Technology Solutions, Inc. (the “Company”, “we” and/or “our”), a Delaware corporation, conducts its operations through its subsidiaries as a constellation of technology-driven businesses powering the modern energy economy. The Company’s mission is to reshape how energy is used in homes, businesses, transportation, infrastructure, and logistics to create a higher quality of life, lower costs, and help chart a course for a more sustainable future.

The Company delivers solutions to its customers for (i) the decarbonization of homes, critical infrastructure and businesses through energy management-as-a-service offerings, including weatherization, HVAC, solar, battery and EV charging solutions, and through the wholesale distribution of AI-enabled heat pump equipment and smart controls, (ii) the facilitation of business-to-business transportation through its online and mobile last-mile delivery platform utilizing contracted drivers, and (iii) the management of connected operations through its industrial internet of things (“IIoT”) platform. These offerings are integrated and optimized through the Company’s proprietary platform, developed and continuously enhanced by Keen Labs, its AI and technology subsidiary.

The Company also offers physical products as part of its solutions offerings. These include AI-enabled heat pump systems for use in the decarbonization of homes and businesses, as well as solar panels, inverters, battery storage systems, and related balance-of-system components, which are procured and distributed by the Company’s wholly-owned subsidiary, Keen Labs Operations, Inc., to installation partners, including Sun Solar, LLC. The Company also offers display clusters, digital control units, and vehicle control units used in the management of connected operations, which are sold in the India market through the Company’s subsidiary, ConnectM India Private Limited (“CMI”).

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

The Company is actively rationalizing its segment portfolio to focus on its highest-quality, U.S.-based verticals that contribute positively to operating results. During the three months ended March 31, 2026, certain HVAC, solar, and other home service operations within the Owned Service Network segment were divested or wound down as the Company shifted its decarbonization strategy toward product-led and technology-enabled offerings. Concurrently, the Company recast its segment reporting structure to separately present its Keen Labs segment, which conducts the Company’s technology platform operations and U.S. wholesale procurement and distribution of solar, energy storage, and related balance-of-system components through Keen Labs Operations, Inc., and which contributed approximately $1,850,000 of product sales revenue during the quarter under VPP kit supply arrangements with installation partners. The remaining Owned Service Network and Managed Solutions operations are subject to ongoing strategic review. In addition, as further described in Note 15, Subsequent Events, the Company has entered into a share exchange agreement with Blue Cloud Softech Solutions Ltd. (“BCSSL”) pursuant to which the Company expects to transfer its Cambridge Energy Resources, India-based Transportation, and Geo Impex operations to BCSSL in exchange for BCSSL equity (the “BCSSL Transaction”). Upon consummation of the BCSSL Transaction, the Distributed Energy & Renewables segment is expected to be substantially eliminated.

The Company reports its results through seven operating segments: Owned Service Network, Managed Solutions, Distributed Energy & Renewables, Keen Labs, Logistics, Transportation, and Other. The Company earns revenue outside the United States from its Distributed Energy & Renewables and Transportation segments.

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation: The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company has evaluated its relationships with other entities and has determined that it does not have any variable interest entities for which it is the primary beneficiary. Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

These condensed consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and its controlled subsidiaries over which the Company exercises majority board control; investment in joint ventures, in which the Company shares equal control with its partner, are accounted for under the equity method. Intercompany accounts, transactions, profits and losses have been eliminated in consolidation. Investments in entities where the Company holds at least a 20% ownership interest and has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting.

These condensed consolidated financial statements are presented in United States Dollars (“USD” or $), which is the functional currency of the Company.

These interim consolidated statements have been prepared pursuant to the rules and regulations of the SEC, which permit reduced disclosure for interim periods. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, changes in stockholders’ deficit, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2026.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of financial assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company’s most significant estimates and judgments involve the identification of intangible assets in business combination, and determination of their useful life, valuation of acquired assets and assumed liabilities in a business combination, assessment of financial instruments as equity or liability, valuation of equity-classified and liability classified financial instruments, the useful lives of long-lived assets, goodwill, identified intangible assets, assumptions used in assessing impairment of long lived assets and goodwill, valuation of contingent consideration obligations, and the valuation of PPA for assets acquisition, convertible debt reported at fair value.

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. Effective for the three months ended March 31, 2026, the Company recast its segment structure to separately present its Keen Labs segment, which had previously been reported within Distributed Energy & Renewables. Prior-period segment information has been recast to conform to the current period presentation. There are seven operating and reportable segments based on the level at which the CODM reviews operating results, assesses performance and makes decisions regarding resource allocation as follows:

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

(3)

Distributed Energy & Renewables (“DER”) focuses on the delivery of solar and distributed energy solutions for commercial, residential, consumer, and industrial customers in India, including project development, EPC services and ongoing energy management, conducted through the Company’s Cambridge Energy Resources (“CER”) subsidiary. The DER segment’s operations are included within the scope of the BCSSL Transaction described in Note 15, Subsequent Events. Upon consummation of the BCSSL Transaction, the DER segment is expected to be substantially eliminated, and the Company will evaluate the appropriate financial statement presentation in accordance with ASC 205-20 in future filings.

(4)

Keen Labs segment focuses on the development of AI, control, and energy intelligence platforms that underpin the Company’s modern energy economy solutions, conducted primarily through Keen Labs Operations, Inc. The segment’s portfolio includes industrial IoT hardware, the Hi-C™ line of hybrid energy storage systems, the Hi-E™ line of lithium iron phosphate long - duration and virtual power plant (“VPP”)-enabling storage systems, smart heat pumps, and connected vehicle technologies, each integrated through the segment’s software platform to optimize performance across fleets, facilities, and distributed energy assets. The segment also conducts the Company’s U.S. wholesale procurement and distribution of solar panels, inverters, batteries, and related balance-of-system components to installation partners under VPP kit supply arrangements. The Keen Labs segment is not affected by the BCSSL Transaction and is expected to remain a core continuing operations segment of the Company.

(5)	Logistics segment focuses on the facilitation of business-to-business transportation of heavy goods using the Company’s last mile delivery software.
(6)

Transportation segment focuses on the sale of hardware, software and technical services for electric vehicles to original equipment manufacturers (“OEMs”). OEMs have the option to buy access to the Technology Platform to remotely monitor the performance of the hardware.

(7)

Other segment encompasses corporate-level operations and the Company’s investment in Geo Impex India Private Limited, which holds approximately 76 acres of land near Chatrapur, Odisha, India, together with related entitlements and approvals for the development of a multimodal logistics park and AI-enabled data center campus. This segment did not generate revenue or incur material segment-level operating expenses during the periods presented. The segment’s principal asset is the underlying landholding and associated development rights.

Inventories: Inventories are stated at the lower of cost (determined by average cost method) or net realizable value. The valuation of inventories requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs its methodology to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or net realizable value calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or net realizable value. As of March 31, 2026 and December 31, 2025, an allowance for obsolete or slow-moving inventory was not required. The Company did not recognize a provision for inventory shrinkage for the three months ended March 31, 2026 and December 31, 2025.

Inventories consist of parts and finished goods that include material, labor and manufacturing overhead costs. Parts primarily consist of manufacturing materials, hardware, wiring, and piping. Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
Parts	$412,087	$472,079
Finished Goods	181,937	161,719
Total	$594,024	$633,798

Non-controlling Interest: The portion of equity not owned by the Company in entities controlled and consolidated by the Company are presented as non-controlling interest and classified as a component of condensed consolidated stockholders’ deficit, separate from total stockholders’ deficit on the Company’s condensed consolidated balance sheets. The amount recorded is based on the non-controlling interest holders’ initial investment, adjusted to reflect the non-controlling interest holder’s share of earnings or losses from the Company controlled entity, and any distributions received or additional contributions made by the non-controlling interest holder. Changes to the Company’s ownership that do not result in a loss of control are accounted for as equity transactions. The earnings or losses from the entity attributable to non-controlling interests are reflected in net income attributable to non-controlling interests on the accompanying condensed consolidated statements of operations and comprehensive loss. All significant intercompany accounts, transactions, and profits and losses were eliminated in consolidation.

Equity method investment: The Company accounts for investments in entities over which it has the ability to exercise significant influence, but not control or joint control, using the equity method of accounting in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Significant influence is generally presumed to exist when the Company holds 20% or more of the voting interest of an investee (or, for investments in limited liability companies and similar entities that maintain specific ownership accounts, when the Company holds more than a minor interest), although the determination requires judgment and consideration of all relevant facts and circumstances, including representation on the investee’s board of directors, participation in policy-making processes, material intra-entity transactions, interchange of managerial personnel, and technological dependency.

Under the equity method, the investment is initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s net income or loss, other comprehensive income or loss, and any distributions received. The Company’s share of the investee’s earnings or losses is recognized in the condensed consolidated statements of operations and comprehensive loss within “Equity in earnings (loss) of equity method investee.” Distributions received reduce the carrying amount of the investment. The Company eliminates its proportionate share of intra-entity profits and losses on transactions with equity method investees to the extent of its ownership interest, with the elimination recorded against equity in earnings (loss) and the carrying amount of the investment.

Any difference between the cost of the investment and the Company’s proportionate share of the underlying equity in the net assets of the investee at the acquisition date (basis difference) is allocated to the identifiable assets and liabilities of the investee based on their fair values, with any remaining unallocated amount recorded as equity method goodwill. Basis differences allocated to amortizable assets are amortized over the assets’ estimated useful lives as a reduction of equity method earnings; equity method goodwill is not amortized.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized when the decline in fair value below the carrying amount is determined to be other than temporary.

See Note 5 — Investment in Sun Solar for further information regarding the Company’s equity method investment.

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

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in the fair value of contingent consideration liabilities in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Acquisitions of non - controlling equity interests that do not result in control of the investee are outside the scope of ASC 805 and are accounted for under the Company’s policy for equity method investments described above.

Net loss per share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Loss per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive.

For the three months ended March 31, 2026 and 2025, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. Conversion features of notes payable may have a variable conversion feature, amending the number of conversion shares based on the market price of the stock. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

Diluted net loss per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Given the Company is in a net loss position for the three months ended March 31, 2026 and 2025, there is no difference between basic and diluted net loss per share.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

Options	14,810
Warrants	408,359
Issuable shares upon potential conversion of convertible notes	2,079,108
Total	2,502,277

Convertible notes payable - The Company has elected the fair value option under ASC 825-10 to measure its convertible notes payable at fair value at each reporting date, with changes in fair value recognized in the unaudited condensed consolidated statements of operations. As a result of this election, the Company is not required to separately evaluate or bifurcate embedded conversion features under ASC 470, as the entire hybrid instrument is carried at fair value. Debt issuance costs associated with convertible notes for which the fair value option has been elected are expensed as incurred rather than deferred and amortized.

The change in fair value (inclusive of any Day 1 Gains or Losses) of approximately $(140,738) and $(319,695) was recorded as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as the change in fair value of the convertible debt was not attributable to instrument specific credit risk during the three months ended March 31, 2026 and 2025.

When convertible notes are converted into equity in accordance with their original contractual terms, the Company reclassifies the carrying amount of the liability to equity, and no gain or loss on extinguishment is recognized.

Reverse Stock Split - At a special meeting of stockholders held on January 15, 2026, the stockholders of the Company approved a reverse stock split of the Company’s Common Stock at a ratio between 1-for-5 and 1-for-50, with the final ratio to be determined by the Company’s Board of Directors (the “Board”) in its discretion.

The Board subsequently approved a 1-for-32 reverse stock split (the “Reverse Stock Split”) and authorized the Company to effect the Reverse Stock Split for state law purposes at 4:01 p.m. Eastern Time on April 17, 2026 (the “Effective Time”), such that the Company’s common stock began trading at market open on April 20, 2026 on a post-Reverse Stock Split-adjusted basis.

Mechanics of the Reverse Stock Split

As a result of the Reverse Stock Split, every 32 shares of the Company’s Common Stock issued and outstanding were automatically combined and converted into one (1) share of Common Stock, with any resulting fractional shares rounded up to the nearest whole share. The Reverse Stock Split did not change the par value of the common stock or the number of authorized shares.

Impact on Shares Outstanding

The following table sets forth the number of shares of Common Stock issued and outstanding immediately before and immediately after the Effective Time of the Reverse Stock Split:

Shares Outstanding	Pre-Split	Post-Split
Common Stock - issued and outstanding	169,968,082	5,312,911

All shares of the Company’s Common Stock, per-share data and related information included in the accompanying condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.

Accounting Treatment and Retroactive Restatement

The Reverse Stock Split became effective subsequent to the balance sheet date of March 31, 2026 but prior to the issuance of these condensed consolidated financial statements. In accordance with ASC 260-10-55-12, all share and per-share data contained in these financial statements, including all comparative prior period information, have been retroactively restated to reflect the 1-for-32 Reverse Stock Split as though it had occurred at the beginning of the earliest period presented. Accordingly, proportionate adjustments have been made to the number of shares of Common Stock issuable upon, and the exercise or conversion prices applicable to, the Company’s outstanding stock options, warrants, and convertible notes, consistent with the anti-dilution provisions of the applicable instruments. The aggregate par value of the Common Stock was reduced proportionally with a corresponding reclassification from Common Stock to additional paid-in capital in stockholders’ deficit.

Significant Accounting Policies — During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current year presentation.

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

NOTE 3: GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Conditions and Events Raising Substantial Doubt

As of March 31, 2026, the Company had cash and cash equivalents of approximately $2,472,000 and a working capital deficit of approximately $27,423,000. The Company incurred a net loss of approximately $6,670,000 and net cash used in operating activities of approximately $2,811,000 for the three months ended March 31, 2026. In addition, the Company’s common stock was delisted from the Nasdaq Capital Market in May 2025, which may limit access to capital markets and adversely impact the Company’s ability to raise additional financing.

These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

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

Management’s Plans to Alleviate Substantial Doubt

Management is actively pursuing multiple initiatives intended to improve liquidity and support the Company’s ability to continue as a going concern, including:

●	raising additional capital through equity and/or debt financing arrangements;
●	continuing to expand revenue-generating activities across all segments;
●	improving operating margins through cost management initiatives, including reductions in discretionary spending and optimization of operating expenses; and
●	pursuing strategic partnerships, customer contracts and other business arrangements to enhance cash flows.

While management believes these plans are reasonable and within its control, there can be no assurance that such plans will be successfully implemented or will generate sufficient liquidity to meet the Company’s obligations. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4: DISPOSALS

During the three months ended March 31, 2026, the Company completed the divestitures described below as part of the strategic rationalization of its Owned Service Network segment. Neither disposition represents a strategic shift that has, or will have, a major effect on the Company’s operations or financial results, and accordingly, neither qualifies for presentation as a discontinued operation under ASC 205-20-45-1B. The results of the disposed businesses through their respective disposal dates remain included within continuing operations.

Air Temp Service Co.

On January 1, 2026, the Company’s wholly-owned subsidiary Air Temp Service Co., Inc. (“ATSCI”) transferred all of its HVAC service operations conducted under the “Air Temp Service Co.” trade name to A.T.S. Heating & Cooling LLC (“ATS LLC”), a newly formed New Jersey limited liability company, pursuant to a Non-Cash Business Asset Transfer Agreement. The transferred assets included vehicles, equipment, marketing materials, building leases used in operations, and the “Air Temp Service Co.” trade name and associated goodwill, together with all rights and responsibilities necessary to operate the previously-conducted HVAC business. The Company received no cash consideration and ATS LLC did not assume any pre-Closing liabilities of ATSCI; all such obligations were retained by the Company.

In connection with the transfer, ATSCI retained a 1% non-voting, non-distributing membership interest in ATS LLC solely to facilitate participation in a shared health benefits arrangement. The retained interest carries no voting, distribution, or residual rights, is not separately transferable, and automatically terminates upon modification of the underlying benefits plan. Based on these terms, the Company concluded that the fair value of the retained interest is de minimis, and the interest was assigned a carrying amount of zero in the disposal accounting. ATSCI is also entitled to 2% of the net proceeds in the event ATS LLC is sold within 24 months of the effective date. This contingent right represents a gain contingency under ASC 450-30-25-1 and was not recognized as an asset at the disposal date; any future amount received will be recognized when realized. ATSCI is also subject to a five-year non-compete and non-solicit within ATS LLC’s service territories. As a result of the transaction, ATS is no longer affiliated with the Company.

The Company accounted for the transfer as the disposal of a business and deconsolidated ATSCI in accordance with ASC 805-10-55 and ASC 810-10-40. The full carrying amount of the goodwill of approximately $2,613,000 attributable to the Company’s prior acquisition of ATSCI. The Company recognized a loss on disposal of approximately $2,665,001, which is included in other income / (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026.

Green Energy Gains

On March 20, 2026, the Company completed the sale of its Green Energy Gains, Inc. (“GEG”) business — a Massachusetts-based energy audit and weatherization contractor operating under the MassSave Home Performance Contractor program — to Forge Team, Inc. (“Forge”), pursuant to an Asset Purchase Agreement dated March 20, 2026. The transferred assets included the GEG trade name and domain names, customer database and CRM, customer backlog and scheduled appointments, field equipment, tools, materials, inventory, vehicles, and all goodwill associated with the disposed business. The Company retained all pre-Closing accounts receivable and cash, and Forge did not assume any pre-Closing liabilities of the Company except as expressly provided in the Asset Purchase Agreement. The Company also retained sole responsibility for warranty and remediation work arising from services performed prior to closing.

Total consideration was $100,000, consisting of $50,000 in cash, of which $31,717 was received by March 31, 2026, $18,283 was received in April 2026, and $50,000 was placed into holdback. Of the total holdback, $30,000 is considered a Disclosure Holdback, which is releasable upon the Company’s delivery of a completed disclosure schedule and $20,000 is considered a General Holdback, which is releasable 90 days after closing, subject to successful employee transition, verification of customer data and backlog accuracy, confirmation of an active BPI certification, and the absence of any material breach of the Company’s representations and warranties. The Company concluded that the holdbacks represent indemnification security for the Company’s general representations and warranties and not contingent consideration; the full $100,000 was recognized as consideration at closing, with the $68,283 holdback recorded as a non-cash investing item.

The Company accounted for the transaction as the disposal of a business under ASC 805-10-55 and ASC 810-10-40. In accordance with ASC 350-20-40-3, goodwill of $259,347 specifically attributable to the disposed business was included in its carrying amount in determining the loss on disposal. The Company recognized a loss on disposal of approximately $243,963, which is included in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026. The loss reflects total consideration of $100,000 less net identifiable assets disposed of approximately $84,000 and goodwill of $259,000 attributable to the disposed business. Following the closing, the Company is providing 60 days of transitional assistance to Forge at no additional cost and is subject to a three-year non-compete covering Massachusetts energy audit and weatherization services. The Company is also retaining certain vehicle lease obligations through the earlier of formal lease transfer or April 30, 2026.

NOTE 5: INVESTMENT IN SUN SOLAR – EQUITY METHOD

On January 5, 2026 (the “Closing Date”), ConnectM Technology Solutions, Inc. (the “Company”) acquired 400,000 membership units of Sun Solar, LLC (“Sun Solar”), a Missouri limited liability company engaged in residential and small-commercial solar development and installation. The 400,000 units acquired represent 40% of Sun Solar’s 1,000,000 issued and outstanding membership units and were purchased from Sun Solar’s pre-closing sole member (the “Seller”). Following the closing, the Seller retains 60% of Sun Solar’s membership interests and continues to serve as Sun Solar’s sole Manager.

As sole consideration for the acquired interests, the Company issued 468,750 shares of its common stock, $0.0001 par value per share (the “Exchange Shares”), to the Seller as restricted securities under Rule 506 of Regulation D.

The investment is intended to establish Sun Solar as a strategic installation and distribution channel for the Company’s Keen Labs segment, including solar panels, inverters, battery storage systems and related balance-of-system components distributed in the U.S. through the Company’s wholly-owned subsidiary, Keen Labs Operations, Inc. (“Keen Labs”). In connection with the investment, the Company expects to support Sun Solar’s growth through product supply, technology integration and operational support, including the deployment of solar-plus-storage systems designed to participate in virtual power plant (“VPP”) programs. The Company is also evaluating transitioning certain of its U.S. solar installation activities within the Sun Solar platform and may provide additional capital to support the expansion of Sun Solar’s installation capacity and geographic reach.

The Company accounts for its investment in Sun Solar under the equity method of accounting in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures.

The investment in Sun Solar was initially recorded at $7,125,000, representing the fair value of the 468,750 Exchange Shares issued as consideration. In subsequent periods, the carrying amount of the investment is adjusted to recognize the Company’s 40% proportionate share of Sun Solar’s net income or loss, less any distributions received and any other-than-temporary impairment. The Company’s share of Sun Solar’s earnings or losses is presented in Equity in earnings (loss) of Sun Solar within other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss.

Based on the indicators in ASC Topic 323, Investments - Equity Method and Joint Ventures, the 40% non-controlling membership interest, representation on Sun Solar’s board, material intra-entity product sales of approximately $1,850,000 from the Company’s wholly-owned subsidiary Keen Labs Operations, Inc. to Sun Solar during the three months ended March 31, 2026, and Sun Solar’s technological dependency on Keen Labs products, the Company has the ability to exercise significant influence, but not control, over Sun Solar. Because Sun Solar is a limited liability company that maintains specific ownership accounts for its members, the Company accounts for the investment under the equity method by analogy in accordance with ASC 323-30-25-1.

The initial $7,125,000 carrying amount of the investment in Sun Solar exceeded the Company’s 40% share of Sun Solar’s historical net assets at the Closing Date. In accordance with ASC 323-10-35-13, this basis difference is being provisionally allocated to Sun Solar’s identifiable assets and liabilities based on their respective fair values at the Closing Date, with any unallocated residual recognized as equity method goodwill. The Company is in the process of completing this allocation (with the assistance of a third-party valuation specialist) and accordingly, the amounts recorded as of the date of these unaudited condensed consolidated financial statements are provisional. Once finalized, amounts allocated to amortizable assets will be amortized over their respective useful lives as a reduction of the Company’s share of Sun Solar’s earnings; equity method goodwill is not amortized but is evaluated for other-than-temporary impairment under ASC 323-10-35-32. The Company’s share of Sun Solar’s net income for the three months ended March 31, 2026 does not include any basis - difference amortization that may result from the completed allocation.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets, net

Identifiable intangible assets consist of the following at March 31, 2026:

	Weighted Average
	Remaining Amortization		Accumulated
	Period (years)	Gross Amount	Amortization	Net Amount
Customer relationships	12.4	$1,441,045	(1,070,234)	$370,811
Trade name	4.9	868,355	(661,197)	207,158
Noncompetition agreement	0.9	91,167	(85,237)	5,930
Intellectual property	0.0	15,862	(15,862)	—
Intangible assets: Proprietary technology	6.6	864,000	(51,429)	812,571
Internally developed software	2.7	740,018	(343,398)	396,620
Intangible assets: Patent	8.3	19,324	(8,696)	10,628
Developed technology	3.4	440,530	(173,861)	266,669
Total intangible assets, net		$4,480,301	$(2,409,914)	$2,070,387

Identifiable intangible assets consist of the following at December 31, 2025:

	Weighted Average
	Remaining Amortization		Accumulated
	Period (years)	Gross Amount	Amortization	Net Amount
Customer relationships	12.7	$1,445,244	(1,020,533)	$424,711
Trade name	5.0	868,355	(634,917)	233,438
Noncompetition agreement	1.1	91,167	(83,537)	7,630
Intellectual property	0.0	15,862	(15,862)	—
Intangible assets: Proprietary technology	6.8	864,000	(20,571)	843,429
Internally developed software	3.0	676,895	(331,559)	345,336
Intangible assets: Patent	8.5	19,324	(8,374)	10,950
Developed technology	3.6	440,530	(123,466)	317,064
Total intangible assets, net		$4,421,377	$(2,238,819)	$2,182,558

Intangible assets are amortized over their estimated useful lives of 3 to 25 years using the straight-line method. Amortization expense was approximately $108,000 and $54,000 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense over the next five years and thereafter is as follows:

Years ending December 31,	Amount
2026 (nine months)	$436,133
2027	426,362
2028	380,961
2029	255,447
2030	187,350
Thereafter	384,134
Total	$2,070,387

The above amounts do not include $160,400 of capitalized costs for internally developed software that are still in the development stage and not yet subject to amortization.

NOTE 7: CONVERTIBLE DEBT

The fair value of convertible debt as on:

	March 31, 2026	December 31, 2025
2026 convertible notes	$1,798,510	$—
2025 convertible notes	3,649,413	3,778,303
SEPA Convertible note	1,146,000	1,543,000
	$6,593,923	$5,321,303

2026 Convertible Notes

The Company entered into nine convertible note agreements with a total principal of $2,007,150 issued at a discount for proceeds of $1,861,000 during the quarter ended March 31, 2026 (the “Q1 2026 Convertible Notes”). The Q1 2026 Convertible Notes bear interest at rates ranging from 10.0% to 20.0% per annum, with certain notes bearing one-time interest charges ranging from 10.0% to 14.0% and the remaining notes bearing interest at 20.0% per annum. The Q1 2026 Convertible Notes have maturity dates that range from 210 days to one year from the convertible note issuance date, optional conversion periods that range up to 210 days or upon default, and conversion prices that range from $8.00 to $12.80 for fixed-price notes. Certain notes contain variable conversion price provisions as described below.

Issuance Date	Principal Amount	Conversion Price		Conversion Option Period of Exercisability (from issuance date)	Maturity Date (from issuance date)
1/1/2026	$250,000	$8.00		210-days	210-days
1/7/2026	228,000	$1.20	*	Upon Default	365-days
1/13/2026	250,000	$8.00		210-days	210-days
1/14/2026	100,000	$8.00		210-days	210-days
1/20/2026	227,150	$1.20	*	Upon Default	365-days
1/22/2026	250,000	$1.04	*	Upon Default	365-days
1/27/2026	250,000	$8.00		210-days	210-days
2/12/2026	228,000	$1.20	*	Upon Default	365-days
3/30/2026	224,000	$1.12	*	Upon Default	365-days
	$2,007,150

* The conversion price upon default has been calculated using the VWAP-based conversion price as per the respective agreements. This price may vary depending on the market conditions prevailing on the reporting date.

As of issuance and at March 31, 2026, the fair value of the remaining 2026 Convertible Notes was determined to be $1,861,000 and $1,798,510 respectively (see Note 9).

The 2026 Convertible Notes were convertible into 1,109,421 shares of the Company’s common stock on March 31, 2026.

SEPA Convertible Note

In December 2024, in connection with its Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD. (“Yorkville”), the Company issued a Convertible Promissory Note (the “SEPA Convertible Note”) with an original principal amount of $2,500,000 and received net proceeds of $2,300,000 after an 8.0% original issue discount.

During the three months ended March 31, 2026, the Company made three cash payments totaling $375,000, of which $343,543 was applied to principal, $7,409 to accrued interest, and $24,048 to prepayment premiums. In addition, Yorkville converted $52,297 of principal and $11,194 of accrued interest into post split – 11,548 shares of common stock at a variable price of $5.50 per share pursuant to Section 3(a)(9) of the Securities Act of 1933.

As of March 31, 2026, the outstanding principal balance of the SEPA Convertible Note was approximately $991,135. The fair value of the SEPA Convertible Note was approximately $1,146,000 as of March 31, 2026, and is included within “Convertible debt, at fair value” under current liabilities on the condensed consolidated balance sheets. The change in fair value recognized in earnings was $71,119, for the three months ended March 31, 2026 and is included in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss.

NOTE 8: DEBT

Debt consists of the following as of March 31, 2026 and December 31, 2025:

Description	March 31, 2026	December 31, 2025
Secured Promissory Notes	$1,332,962	$1,344,610
Small Business Administration Loans	902,113	904,911
Promissory Note	874,985	144,985
Vehicle Notes	277,054	298,439
Seller Notes	1,087,868	1,097,869
Avanti Notes (Related Party)	268,572	279,076
Real Estate Promissory Note	370,000	370,000
Business Loan and Security Agreement	924,478	1,056,305
Sale of Future Receipts	2,615,834	518,388
Purchase Order Financing	172,000	—
Notes Payable	2,896,033	2,921,033
Total	$11,721,899	$8,935,616
Less: debt discount and issuance costs	(1,492,901)	(657,064)
Less: notes payable, current portion	(8,530,688)	(7,098,279)
Notes payable, net of debt issuance costs and current portion	$1,698,310	$1,180,273

The Company recorded the interest expense of $331,968 and $263,485 for the three months ended March 31, 2026, and March 31, 2025, respectively. The accrued interest as of March 31, 2026, and December 31, 2025 were $620,202 and $392,253 respectively.

Promissory Notes

In January and February 2026, the Company’s subsidiary, Global Impex LLC, entered into two promissory notes with third-party lenders in aggregate principal amount of $730,000, each maturing January 31, 2029 and bearing interest at 14.0% per annum on a 360-day basis with all principal and accrued interest due at maturity. The notes are prepayable subject to a prepayment premium of 5.5% of the original principal amount, less accrued interest, if prepaid within 90 days of issuance.

Sale of future receipts

During the three months ended March 31, 2026, the Company entered into five sale-of-future-receipts agreements in which it sold and assigned an aggregate of approximately $2,604,000 of future receipts in exchange for aggregate net cash proceeds of approximately $1,547,072, resulting in aggregate discounts of approximately $1,056,928 recorded as debt discount and amortized to interest expense over the related contractual terms. The agreements require weekly remittances and have remaining terms ranging from approximately six months to one year. The gross carrying value of sale-of-future-receipts obligations increased to approximately $2,615,834 at March 31, 2026 from $518,388 at December 31, 2025.

Business Loan and Security Agreement:

On January 25, 2026, the Company entered into a term loan agreement (the “January 2026 Term Loan”) whereby the Company borrowed a principal amount of $80,000 at a fixed annual interest rate of 16.50%. The Company was required to make 24 equal monthly installment payments of approximately $3,933 throughout the term of the loan, resulting in aggregate principal and interest payments of approximately $94,393. Accordingly, the term was determined to be two years.

On March 9, 2026, the Company entered into a term loan agreement (the “March 2026 Term Loan”) whereby the Company borrowed a principal amount of $90,000 at a fixed annual interest rate of 21.50%. The Company was required to make 18 equal monthly installment payments of approximately $5,894 throughout the term of the loan, resulting in aggregate principal and interest payments of approximately $106,084. Accordingly, the term was determined to be one and a half years.

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

Interest/fees and repayment terms - For accounts receivable financing, charges accrue at 1.55% for the first 30 days after advance, plus 0.55% for each additional 10-day period thereafter; invoices outstanding more than 60 days incur an additional 1.00% per 10-day period (minimum $25 per invoice). For purchase order (“PO”) financing, charges accrue at 1.625% per 15-day period from the date funds are advanced to the vendor until the related invoice is verified and funded. The agreement includes a 12-month term, minimum annual volume equal to 100% of the facility amount, and standard reporting covenants. On March 9, 2026, the Company entered into an addendum to the facility extending PO financing to Keen Labs Operations, Inc., an affiliated entity. During the three months ended March 31, 2026, the Company utilized the facility to finance two purchase orders totaling approximately $1,942,577 for HVAC equipment purchases from Keen Labs Operations, Inc. Borrowings against this purchase order is approximately $172,000, which are still outstanding as on March 31, 2026.

NOTE 9: FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of March 31, 2026:

	Level I	Level II	Level III	Total
Liabilities
Derivative liabilities	$—	$—	$292,677	$292,677
3(a)(10) Settlement Agreement	—	—	3,687,000	3,687,000
Contingent consideration*	—	—	236,832	236,832
Convertible debt	—	—	6,593,923	6,593,923
Total liabilities	$—	$—	$10,810,432	$10,810,432
*

Contingent Consideration also includes current portion of crystallized contingent consideration amounting to $510,556 and RJZ settlement amounting to $1,024,002 which are not included in the table above as these are not fair valued.

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of December 31, 2025:

	Level I	Level II	Level III	Total
Assets
Forward purchase agreement	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$234,389	$234,389
3(a)(10) Settlement Agreement	—	—	3,634,000	3,634,000
Contingent consideration*	—	—	330,226	330,226
Convertible debt	—	—	5,321,303	5,321,303
Total liabilities	$—	$—	$9,519,918	$9,519,918
*

Contingent Consideration also includes current portion of crystallized contingent consideration amounting to $417,163 and RJZ settlement amounting to $1,024,001 which are not included in the table above as these are not fair valued.

The following table provides a reconciliation of our assets and liabilities measured at fair value using Level 3 inputs:

	Forward Purchase Agreement	Derivative liabilities	3(a)(10) Settlement Agreement	Contingent consideration (1)	Convertible debt
Balance, December 31, 2025	$—	$(234,389)	$(3,634,000)	$(330,226)	$(5,321,303)
Cash payment/(receipt)	—	—	—	—	533,890
Issuances	—	—	—	—	(1,861,000)
Commitment shares issued					102,030
Settlement through issuance of Company’s common stock	—	—	—	—	93,198
Change in fair value	—	(58,288)	(53,000)	—	(104,238)
Loss on issuance of financial instruments	—	—	—	—	(36,500)
Reclass from level 3	—	—	—	93,394	—
Ending balance, March 31, 2026	$—	$(292,677)	$(3,687,000)	$(236,832)	$(6,593,923)
(1)	Contingent Consideration also includes current portion of crystallized contingent consideration amounting to $510,556 and RJZ settlement amounting to $1,024,002 which are not included in the table above as these are not fair valued.

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

In prior periods, the Company utilized a Monte Carlo simulation model to estimate fair value where valuation depended on future stock price variability and path-dependent assumptions. As of March 31, 2026, for certain convertible notes, the reset provisions were based on the Company’s closing stock price at year-end and were not dependent on future contingent events, and accordingly fair value was determined using the intrinsic value of the reset feature at the measurement date. For other convertible notes where the settlement outcome remained uncertain, the Company applied a probability-weighted pay-off approach, assigning probabilities to each potential settlement scenario (e.g., cash repayment, conversion, or default) to estimate the fair value of the embedded derivative at the reporting date.

Convertible Notes Payable

The Company’s carrying value and fair value for the convertible notes payable for which the Company elected the fair value option is as follows:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Convertible Notes	$3,236,210	$3,649,413	$3,212,250	$3,778,303
2026 Convertible Notes	2,007,150	1,798,510	—	—
SEPA Convertible Note	$991,135	1,146,000	1,386,975	1,543,000
	$6,234,495	$6,593,923	$4,599,225	$5,321,303

The change in fair value on convertible debt resulted a loss of approximately $104,000 and $320,000 for the three months ended March 31, 2026 and 2025, respectively, which was recorded as a component of other income (expense) on the accompanying condensed consolidated statements of operations and comprehensive loss.

2026 Convertible Notes, and 2025 Convertible Notes: The 2026 Convertible Notes, and 2025 Convertible Notes are re-measured to fair value at each reporting period using the following relevant assumptions:

	March 31, 2026	December 31, 2025
Discount rate	20.0-201.0%	20.0 - 65.0%
Probability of conversion at maturity scenario	50.0-95.0%	30.0 -100.0%
Probability of voluntary conversion scenario/event of default scenarios	5.0-50.0%	0.0 - 70.0%
Remaining term for conversion at maturity scenario/event of default scenarios	0.25 years	0.01 - 0.52 years
Remaining term for voluntary conversion scenario	0.36 years	0.01 - 0.52 years

SEPA Convertible Note:

The fair value measurement of the SEPA Convertible Note is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs (refer to Note 7).

The fair value of the SEPA Convertible Note as of March 31, 2026 was $1,146,000, as determined by an independent third-party valuation firm using a discounted cash flow methodology applied to the scheduled installment payments. The key assumptions used in the valuation were as follows:

Assumptions	March 31, 2026	December 31, 2025
Valuation technique	Discounted cash flow of scheduled installment payments	Discounted cash flow of scheduled installment payments
Outstanding balance	$991,135	1,386,975
Bi-weekly payment amount	250,000	250,000
Expected IPO / settlement date	June 30, 2026	March 31, 2026
Discount rate	16.0%	15.0%
Fair value of outstanding balance	$978,000	1,368,000
Termination fee (payable in Common Stock at IPO price)	$168,000	175,000
Fair value of SEPA (post-termination)	$—	—
Total fair value of Pre-Paid Advance Obligation	$1,146,000	1,543,000

The discount rate of 16.0% was selected based on an analysis of market-based rates of return, including the ICE BofA CCC & Lower US High Yield Index (13.9%), the S&P U.S. High Yield Corporate Bond CCC index (16.8%), and the Pepperdine Private Capital Markets mezzanine required rate of return (19.0%). The fair value measurement is subject to estimation uncertainty, as it is sensitive to changes in the discount rate and the timing of the expected IPO. Pursuant to the Settlement and Termination Agreement, the SEPA was terminated, and its value was determined to be zero; accordingly, the remaining obligation consists solely of the scheduled installment payments and the termination fee.

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

The change in fair value of the 3(a)(10) Settlement Agreement obligation resulted in a loss of approximately $53,000 and $606,000 for the three months ended March 31, 2026 and 2025, respectively.

The fair value measurement is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. As of March 31, 2026, the fair value of the 3(a)(10) Settlement Agreement obligation was $3,687,000, as determined by an independent third-party valuation firm using a Monte Carlo simulation with 50,000 trials under a scenario-based framework. The valuation considered two scenarios: (i) a base case scenario (95.0% probability), under which the Conversion Price equals the lower of $1.09 or 85.0% of the market price, and (ii) a default scenario (5.0% probability), under which the Conversion Price (pre-split) equals the lower of $1.09 or 75.0% of the market price. The Company’s stock price was simulated using Geometric Brownian Motion through the expected last share issuance date of August 18, 2026. Key assumptions as of March 31, 2026 were as follows:

Input	Value
Stock price as of valuation date	$0.20
Equity volatility	89.0%
Risk-free rate	3.7%
Expected term	0.46 year
Drift term	3.6%

Derivative Liabilities

The change in fair value of derivative liabilities resulted in a loss of approximately $58,000 and $34,000 for the three months ended March 31, 2026 and 2025, respectively, which were recorded as a component of other income on the accompanying consolidated statements of operations and comprehensive loss.

Shares to be issued at settlement of derivative liabilities

The shares of the Company’s common stock to be issued in settlement of the above derivative liabilities are dependent on the share price at a future date and, as such, cannot be exactly determined as of March 31, 2026. Accordingly, an estimate has been made using the option pricing model to determine the liability value.

NOTE 10: RELATED PARTY TRANSACTIONS

The following is a description of certain relationships and transactions that exist or have existed or that the Company has entered into, in each case since January 1, 2025, with its directors, executive officers, or stockholders who are known to the Company to beneficially own more than ten percent of its voting securities and their respective affiliates and immediate family members.

Sponsor of MCAC

In connection with the closing of the Business Combination, the Company assumed unsecured promissory notes totaling approximately $555,000 that are non-interest bearing and due on demand and advances totaling approximately $132,000 that are non-interest bearing and due on demand with the Sponsor of MCAC. During September 2024, the Company entered into a note conversion agreement with the Sponsor of MCAC in which the Company converted the outstanding principal on unsecured promissory notes and certain other liabilities owed to the note holders into shares of the Company’s common stock at a conversion price of $2.00 per share with a one-time share reset adjustment, subject to shareholder approval and a maximum aggregate ownership amount of 19.99% for each individual lender. In connection with these agreements, approximately $555,000 of unsecured promissory notes and approximately $132,000 of accounts payable and accrued expenses were extinguished in exchange for the issuance of 343,248 shares (pre-split) of the Company’s common stock.

In connection with the conversion agreement, the Sponsor of MCAC received a one-time share reset adjustment that was settled during the quarter ended March 31, 2025 through the issuance of 205,949 shares (pre-split) of the Company’s common stock (see Note 4). The derivative was settled during 2025 and no derivative liability was outstanding as of March 31, 2026. For the three months ended March 31, 2026 and 2025, the Company recorded a change in fair value on these derivative liabilities of $0 and $30,000 which was included as a component of change in fair value of derivative liabilities on the accompanying condensed consolidated statements of operations and comprehensive loss.

Avanti Notes

In November 2025, in connection with the acquisition of controlling interest in Geo Impex & Logistics Pvt. Ltd., the Company assumed a note payable of approximately $279,000 due to Avanti, maturing on October 31, 2026.

There was no interest expense recognized on the promissory notes with the Related Party Lender for the three months ended March 31, 2026 and 2025, respectively.

Keen Labs Supply and Services Agreement with Sun Solar, LLC

In connection with the equity method investment (Note 5), Keen Labs Operations, Inc. (“Keen Labs”), a wholly-owned subsidiary of the Company, entered into a Supply and Services Master Agreement (the “Keen Labs MSA”) with Sun Solar, effective January 6, 2026, pursuant to which Keen Labs procures and supplies solar panels, inverters, batteries, and related balance-of-system components to Sun Solar at actual invoiced product cost (including procurement and logistics fee) plus marketing and other professional services after adding a mark-up of 10%. The Keen Labs MSA is non-exclusive, terminable by either party upon 30 days’ written notice. Additional services, including marketing, supply chain consulting, and working capital support, may be provided under separate statements of work.

During the three months ended March 31, 2026, the Company recognized revenue of approximately $1,849,925 and cost of revenue of approximately $1,168,772 under the Keen Labs MSA, reported within the Keen Labs segment.

The Company recorded a equity in earnings of Sun Solar of approximately $281,523 for the three months ended March 31, 2026, which is included in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss. In accordance with ASC 323-10-35-7, the Company eliminated its proportionate share (40%) of unrealized intra-entity gross profit on Keen Labs products remaining in Sun Solar’s inventory at March 31, 2026, totaling approximately $57,217, which reduced both equity in earnings and the carrying amount of the equity method investment. The carrying value of the Company’s investment in Sun Solar was approximately $7,406,523 as of March 31, 2026.

Shares Issued to Related Parties

During the three months ended March 31, 2026, the Company issued 26,406 shares of restricted common stock to its non-employee directors as compensation for board service. The shares were fully vested upon issuance and are subject to customary transfer restrictions under applicable securities laws. The Company recognized approximately $221,000 of stock-based compensation expense, included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, equal to the grant-date fair value of the awards.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal and regulatory proceedings

The Company is subject to various routine litigation, legal proceedings, and regulatory matters, that arise in the ordinary course of its business. The Company reviews its lawsuits, regulatory matters, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in these consolidated financial statements.

The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account its best estimate of such losses for those cases for which such estimates can be made. The Company’s estimates involve significant judgment, given the varying stages of proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings.

In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter’s current status and the damages sought or demands made. Accordingly, the Company’s estimate will change from time to time, and actual losses could be more or less than the current estimate. As of March 31, 2026 and December 31, 2025, other than the reserve recorded in connection with the Florida Solar acquisition litigation described below, there were no matters for which a reserve was required to be established.

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

Following a hearing held on April 30, 2026, the court denied the Company’s motion to vacate and granted Plaintiffs’ motion to confirm the arbitration award. Plaintiffs’ counsel subsequently circulated a proposed final judgment which, if entered substantially in its current form, would include aggregate damages, attorneys’ fees, costs, foreclosure-related relief, statutory interest, and other payment obligations totaling in excess of $2.5 million. The Company is evaluating its remaining legal options, including a potential appeal of the order confirming the arbitration award.

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

Retirement plan:

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code and a defined contribution plan for employee’s individual retirement arrangements (IRA’s). Employees may contribute between 1% and 100% of their wages, subject to the IRS limitations. During the three months ended March 31, 2026 and 2025 there were no employer contributions to the plan.

NOTE 12: REVENUES

The following table summarizes disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Three Months Ended March 31,
	2026	2025
United States	$7,645,403	$8,254,356
India	527,150	733,987
	8,172,553	8,988,343

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Contract Assets

Contract assets consist of work in process for unrecognized revenue. The following table summarizes the contract asset activity for the three months ended March 31, 2025 and 2026:

Balance as of January 1, 2025	$206,750
Recognition of costs on contracts where performance obligations completed during the period	(206,750)
Deferral of costs on contracts where performance obligations were not complete	$167,126
Balance as of March 31, 2025	167,126

Balance as of January 1, 2026	303,910
Recognition of costs on contracts where performance obligations completed during the period	(287,375)
Deferral of costs on contracts where performance obligations were not complete	$128,806
Balance as of March 31, 2026	$145,341

Contract Liabilities

Contract liabilities represent obligations to transfer goods or services to a customer for which the Company has received consideration in advance of performance. The following table summarizes the contract asset activity for the three months ended March 31, 2026 and 2025:

Balance as of January 1, 2025	$602,469
Recognition of revenue recorded as a contract liability as of January 1, 2025	(389,375)
Customer advance payments	759,308
Balance as of March 31, 2025	972,402

Balance as of January 1, 2026	772,013
Recognition of revenue recorded as a contract liability as of January 1, 2026	(490,756)
Customer advance payments	1,362,824
Balance as of March 31, 2026	$1,644,081

NOTE 13: INCOME TAXES

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

Our tax rate for the three months ended March 31, 2026 of 21% was in line with the federal statutory rate of 21% and overall was impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

While our tax rate for the three months ended March 31, 2025 of 21% was in line with the federal statutory rate of 21%, it was overall impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

For the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense (benefit), respectively, due to the generation of net operating losses, the benefits of which have been fully reserved.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carry forwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2025 and March 31, 2026, the Company has maintained a full valuation allowance against its net deferred tax assets.

NOTE 14: REPORTABLE SEGMENTS

The Company’s operations are organized into seven reporting segments: Owned Service Network, Managed Solutions, Distributed Energy & Renewables, Keen Labs, Logistics, Transportation, and Other. The structure is designed to allow the Company to evaluate the performance of its different solutions offerings, provide improved service and drive future growth in a cost-efficient manner.

Selected information by reportable segment is presented in the following tables:

	Three Months Ended March 31, 2026
					Distributed
	Owned Service	Managed			Energy &
	Network	Solutions	Logistics	Transportation	Renewables	Keen Labs	Other	Total
Revenues	$2,349,896	334,241	3,111,340	407,941	119,209	1,849,926	—	$8,172,553
Cost of revenue	1,918,536	227,899	2,427,097	460,927	67,237	1,205,815	—	6,307,511
Selling, general and administrative expenses
Facility costs	77,241	12,102	—	14,720	24,468	—	12,674	141,205
Insurance expenses	91,333	8,798	21,945	170	157	—	129,514	251,917
Marketing expenses	136,641	33,940	—	—	136	163,642	213,728	548,087
Operational expenses	428,414	(52,114)	255,256	29,667	31,414	365,056	895,108	1,952,801
Compensation and related benefits	602,622	96,611	328,412	133,844	71,441	124,451	439,344	1,796,725
Travel & entertainment	19,782	(1,221)	14,256	11,622	—	—	44,615	89,054
Vehicle expenses	89,377	6,960	—	—	—	—	1,003	97,340
Depreciation	31,144	—	—	4,907	59,392	—	9,646	105,089
Amortization	25,559	—	41,464	8,629	1,089	—	31,179	107,920
Total selling, general and administrative expenses	1,502,113	105,076	661,333	203,559	188,097	653,149	1,776,811	5,090,138
(Loss) income from operations	(1,070,753)	1,266	22,910	(256,545)	(136,125)	(9,038)	(1,776,811)	(3,225,096)
Other income (expense), net	$(3,118,146)	$—	$5,769	$(43,447)	$—	(2,807)	$(567,541)	$(3,726,172)
Equity in earnings of Sun Solar	—	—	—	—	—	—	281,523	281,523
Net loss	$(4,188,899)	$1,266	$28,679	$(299,992)	$(136,125)	(11,845)	$(2,062,829)	$(6,669,745)
Total assets	$4,291,230	$731,774	$3,756,092	$981,712	$3,697,589	1,376,541	$24,987,077	$39,822,015
Capital expenditures	1,155	—	—	—	—	—	—	1,155

	Three Months Ended March 31, 2025
					Distributed
	Owned Service	Managed			Energy &
	Network	Solutions	Logistics	Transportation	Renewables	Keen Labs	Other	Total
Revenues	$4,247,541	1,756,368	2,537,430	447,004	—	—	—	$8,988,343
Cost of revenue	2,229,825	1,341,191	2,009,534	394,060	—	—	—	5,974,610
Selling, general and administrative expenses
Facility costs	35,841	101,033	—	13,554	—	—	—	150,428
Insurance expenses	40,419	22,730	13,695	198	—	—	99,920	176,962
Marketing expenses	1,452,102	74,784	—	1,167	—	—	537,044	2,065,097
Operational expenses	493,218	(538,229)	321,537	71,885	—	—	1,357,011	1,705,422
Compensation and related benefits	865,261	659,299	—	48,446	—	—	240,185	1,813,191
Travel & entertainment	29,050	3,244	8,450	4,572	—	—	54,926	100,242
Vehicle expenses	66,150	99,979	—	—	—	—	—	166,129
Depreciation	53,335	—	—	2,037	—	—	—	55,372
Amortization	34,335	—	9,335	10,341	—	—	322	54,333
Total selling, general and administrative expenses	3,069,711	422,840	353,017	152,200	—	—	2,289,408	6,287,176
(Loss) income from operations	(1,051,995)	(7,663)	174,879	(99,256)	—	—	(2,289,408)	(3,273,443)
Other (expense) income, net	(55,905)	—	—	—	—	—	(3,647,991)	(3,703,896)
Net (loss) income from operations before income taxes	$(1,107,900)	$(7,663)	$174,879	$(99,256)	$—	—	$(5,937,399)	$(6,977,339)
Total assets	$4,503,230	$—	$3,195,017	$1,731,343	$—	—	$3,325,071	$12,754,661
Capital expenditures	$—	$—	$—	$—	$—	—	$—	$—

As of March 31, 2026 and December 31, 2025 the Company’s total assets located outside the United States were approximately $20,748,000 and $20,000,000, respectively. For the three months ended March 31, 2026, two customers represented more than 10% of total company revenue and for the three months ended March 31, 2025, no single customer represented more than 10% of total company revenue.

The following tables summarize disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Three Months Ended March 31, 2026
	Owned Service	Managed			Distributed Energy &
	Network	Solutions	Logistics	Transportation	Renewables	Keen Labs	Other	Total
United States	$2,349,896	$334,241	$3,111,340	$—	$—	1,849,926	$—	$7,645,403
Other	—	—	—	407,941	119,209	—	—	527,150
Total	$2,349,896	$334,241	$3,111,340	$407,941	$119,209	1,849,926	$—	$8,172,553

	Three Months Ended March 31, 2025
	Owned Service Network	Managed Solutions	Logistics	Transportation	Distributed Energy & Renewables	Keen Labs	Other	Total
United States	$3,960,558	$1,756,368	$2,537,430	$—	—	—	$—	$8,254,356
Other	286,983	—	—	447,004	—		—	733,987
Total	$4,247,541	$1,756,368	$2,537,430	$447,004	—	—	$—	$8,988,343

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026 through the date these interim financial statements were issued, in accordance with ASC 855, Subsequent Events. No events were identified that require adjustment to the accompanying financial statements. All subsequent events identified are non-recognized subsequent events.

Divestiture of India Operations — Blue Cloud Share Swap Transaction

On April 6, 2026, the Company entered into a definitive Share Swap Agreement with Blue Cloud Softech Solutions Limited (“Blue Cloud”) (BSE: 539607), a publicly listed Indian technology and infrastructure company, pursuant to which Blue Cloud will acquire 100% of the issued and outstanding equity shares of Global Impex Inc. (“GIX”), a Delaware corporation and subsidiary of the Company, in exchange for newly issued equity shares of Blue Cloud on a preferential basis. GIX holds, directly and through its subsidiaries, the Company’s India-based operating platform, including ConnectM Technology Solutions Private Limited, Cambridge Energy Resources Private Limited, CER Microgrids Private Limited, CER Rooftop Private Limited, and Geo Impex & Logistics Private Limited. GIX is included in the “other” segment.

Under the terms of the agreement, Blue Cloud will issue an aggregate of 170,000,000 equity shares of face value ₹1 each at an issue price of ₹21.93 per share (the “BCSSL Consideration Shares”) to the shareholders of GIX in exchange for 212,500,000 equity shares of GIX, reflecting a swap ratio of 100 Blue Cloud shares for every 125 GIX shares. Of the total consideration shares, ConnectM is expected to receive 160,000,000 shares and AstraBridge Inc., a minority shareholder of GIX, is expected to receive 10,000,000 shares. The implied aggregate transaction value is approximately $39.6 million based on closing exchange rate. The share valuations were determined by an independent IBBI-registered valuer in accordance with the Companies Act, 2013 and SEBI (Issue of Capital and Disclosure Requirements) Regulations, 2018.

Upon closing, ConnectM’s 160,000,000 Blue Cloud shares would represent approximately 17.33% of Blue Cloud’s post-issue equity share capital of 923,081,600 shares. The BCSSL Consideration Shares will rank pari passu with existing Blue Cloud equity shares and will be subject to a lock-in period of six months from the date of trading approval, in accordance with Regulation 167 of the SEBI ICDR Regulations.

On May 4, 2026, Blue Cloud’s shareholders approved the transaction at an Extraordinary General Meeting, including the increase in authorized share capital, the preferential issuance of equity shares for consideration other than cash, and all related resolutions required under Indian corporate and securities law. The transaction remains subject to additional conditions precedent, including receipt of in-principle approval from BSE Limited for the preferential allotment, execution and delivery of all transfer instruments and board resolutions to effect the transfer of GIX shares, and satisfaction of other customary regulatory requirements. Based on the expected regulatory timeline, management currently anticipates that closing will occur during the fourth quarter of calendar year 2026.

The India operations held through GIX contributed approximately $2.0 million in revenue during fiscal year 2025, or approximately 5.8% of the Company’s consolidated annual revenue of $35.8 million. The Company has reviewed its existing merchant cash advance agreements and convertible note instruments and has confirmed that no financial covenants or cross-default provisions are triggered by, or tied to, the India-based assets or operations being divested.

Upon closing, the Company’s Blue Cloud shareholding accounting evaluation is under consideration, with final classification and measurement under U.S. GAAP to be determined based on then-applicable facts and circumstances, including the availability of quoted market prices, the existence of transfer restrictions during the lock-in period, the Company’s level of influence over Blue Cloud, and other relevant considerations. The Company expects the transaction to result in a non-cash gain, subject to final accounting determination at closing.

Acquisition of Harry Kahn Associates, Inc.

On March 10, 2026, the Company entered into an Exchange Agreement (the “HKA Exchange Agreement”) with the stockholders of Harry Kahn Associates, Inc. (“HKA”), a defense-focused technical data development company headquartered in Hagerstown, Maryland. The HKA Exchange Agreement provided for the Company’s acquisition of 100% of the issued and outstanding capital stock of HKA in exchange for 12,500 shares of the Company’s common stock. Closing of the transaction was conditioned upon, among other items, the transfer of the consideration shares to the HKA stockholders, which occurred on April 3, 2026. Accordingly, the Company will account for the acquisition of HKA as a business combination under ASC 805 effective April 3, 2026, the closing date.

HKA is a provider of logistics support analysis databases, technical manuals, and training materials for the U.S. Department of Defense, the U.S. Coast Guard, and major defense original equipment manufacturers including Boeing, Northrop Grumman, and Lockheed Martin. HKA has maintained an uninterrupted contracting relationship with the Naval Air Systems Command since 1976 and holds ISO 9001:2015 certification for technical data development. The acquisition expands the Company’s technology platform into the defense and government infrastructure market and is expected to enable the application of Keen Labs’ AI and data analytics capabilities to predictive maintenance, lifecycle sustainment, and logistics intelligence use cases. In connection with the transaction, HKA issued a $203,072 promissory note to the Company. No cash consideration was paid and no third-party debt was assumed. The Company has allocated HKA to its Other segment for segment reporting purposes; HKA does not meet the quantitative thresholds to qualify as a separately reportable segment under ASC 280.

The initial accounting for the business combination is incomplete as of the date of issuance of these condensed consolidated financial statements. The Company is in the process of identifying and measuring the fair values of assets acquired and liabilities assumed, including identifiable intangible assets such as customer relationships, technical data libraries, and government contract backlog, and expects to finalize the purchase price allocation within the measurement period prescribed by ASC 805, not to exceed one year from the acquisition date.

In connection with the acquisition, the Company will assume a contingent liability arising from a dispute between HKA and a former subcontractor. HKA previously performed work under a U.S. government contract that was terminated for convenience by the prime contractor in December 2023. HKA negotiated a termination settlement with the prime contractor over a period of approximately 20 months, accepted the settlement in November 2025, and executed a mutual release of claims. A former subcontractor of HKA, who performed work under purchase orders related to the terminated contract, has asserted that it is owed approximately $628,000 for work allegedly completed prior to the termination. HKA offered the subcontractor its proportionate share of the termination settlement proceeds of approximately $47,000, which the subcontractor rejected. In February 2026, the subcontractor’s attorney sent a letter to HKA rejecting the settlement amount and proposing an alternative arrangement. As of the date of this filing, no lawsuit or formal legal proceeding has been initiated by the subcontractor against HKA or the Company, and no further communications have been received from the subcontractor or its counsel.

Reverse Stock Split

On April 17, 2026, the Company filed a certificate of amendment to its Second Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to effectuate a 1-for-32 reverse stock split of its common stock. The certificate of amendment became effective for state law purposes at 4:01 p.m. (Eastern Time) on that date, such that the Company’s common stock began trading at market open on April 20, 2026 on a post-reverse stock split basis. The reverse stock split was previously authorized by the Company’s stockholders at a special meeting held on January 15, 2026 (which approved a ratio range between 1-for-5 and 1-for-50), with the final ratio of 1-for-32 subsequently set by the Board of Directors. As a result of the reverse stock split, each 32 shares of common stock outstanding immediately prior to the effective time were combined into one share of common stock, with any resulting fractional shares rounded up to the nearest whole share. The reverse stock split did not change the par value of the common stock or the number of authorized shares.

The reverse stock split was undertaken principally to increase the per-share trading price of the Company’s common stock to a level intended to facilitate a future listing of the common stock on a national securities exchange. Initial listing standards on national securities exchanges, including the NYSE American and the Nasdaq Capital Market, generally require, among other criteria, a minimum per-share bid price of at least $4.00 (subject to certain alternative qualification standards). The Company’s pursuit of a national exchange listing remains subject to satisfaction of all applicable initial listing standards and to acceptance by the relevant exchange, and no assurance can be given that the Company will satisfy such standards or that any such listing will be achieved.

All share and per-share amounts presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented. Outstanding options, warrants, and other equity-linked securities, and the per-share exercise and conversion prices thereof, have been correspondingly adjusted in accordance with their respective terms.

Short-Term Bridge Loans

Between April 14, 2026 and May 13, 2026, the Company and its wholly owned subsidiary, Global Impx, Inc., issued three short-term promissory notes (collectively, the “Bridge Notes”) in an aggregate principal amount of $600,000, each to the same unaffiliated third-party lender. The material terms of the individual Bridge Notes are summarized below.

On April 14, 2026, Global Impx, Inc., a wholly owned subsidiary of the Company, issued a short-term promissory note (the “First Bridge Note”) to an unaffiliated third-party lender in the principal amount of $150,000. The First Bridge Note bears interest at a rate of 14% per annum, computed on a simple interest basis on a 360-day year (actual days elapsed), and matures 90 days from the date of disbursement, on or about July 13, 2026. In addition, the Company agreed to pay the lender a one-time processing fee of $1,500 (representing 1% of the principal amount), payable upfront or, at the lender’s option, deducted from the disbursement proceeds. The First Bridge Note does not contain conversion or other equity-linked features and may be prepaid, in whole or in part, at any time without penalty. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 20% per annum, representing a 6% per annum increase over the contractual rate. The First Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On April 19, 2026, the Company issued a short-term promissory note (the “Second Bridge Note”) to an unaffiliated third-party lender in the principal amount of $250,000. The Second Bridge Note bears interest at a rate of 20% per annum, computed on a simple interest basis on a 360-day year. The Second Bridge Note was originally scheduled to mature 30 days from the date of disbursement, on or about May 19, 2026; pursuant to a subsequent extension agreement between the Company and the lender, the maturity date was extended by two weeks, to on or about June 2, 2026. In addition, the Company agreed to pay the lender a facilitation fee of $5,000 (representing 2% of the principal amount), which is fully earned on the date of disbursement and payable in full at maturity together with the principal and accrued interest. The Second Bridge Note does not contain conversion or other equity-linked features. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 26% per annum, and a late payment charge equal to 2% of the then-outstanding balance becomes payable. The Second Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On May 13, 2026, the Company issued a short-term promissory note (the “Third Bridge Note”) to an unaffiliated third-party lender in the principal amount of $200,000. The Third Bridge Note bears interest at a rate of 20% per annum, computed on a simple interest basis on a 360-day year, and matures 30 days from the date of disbursement, on or about June 12, 2026. In addition, the Company agreed to pay the lender a facilitation fee of $4,000 (representing 2% of the principal amount), which is fully earned on the date of disbursement and payable in full at maturity together with the principal and accrued interest. The Third Bridge Note does not contain conversion or other equity-linked features. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 26% per annum, and a late payment charge equal to 2% of the then-outstanding balance becomes payable. The Third Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

Convertible Promissory Note Issuances

On April 2, 2026, the Company closed three separate convertible note financings with three unaffiliated accredited investors, with aggregate face principal of $350,000, aggregate gross purchase proceeds of $335,000, and an aggregate of 155,262 restricted shares of the Company’s common stock issued as commitment shares. Each note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and the commitment shares associated with each note were deemed earned in full as of the applicable closing date. The material terms of the individual transactions are summarized below.

On April 2, 2026, the Company issued a convertible promissory note (the “First Convertible Note”) to an institutional accredited investor in the original principal amount of $150,000, for a purchase price of $135,000, reflecting an original issue discount of $15,000. The investor withheld $4,000 from the purchase price to cover legal fees and $5,000 to cover due diligence costs, resulting in net proceeds to the Company of approximately $126,000. The First Convertible Note carries a one-time interest charge of 12% applied to the principal amount on the issuance date, equal to $18,000, which is guaranteed and fully earned as of the issuance date, resulting in a total repayment obligation of $168,000. Repayment is structured through nine scheduled amortization payments — eight installments of $18,750 commencing 120 days after the closing date and continuing at thirty-day intervals thereafter, with a final payment of the remaining outstanding balance due on March 30, 2027 (the maturity date per the underlying note). The Company issued the investor 50,000 restricted shares of common stock as additional consideration for the purchase of the First Convertible Note, deemed earned in full as of the closing date, and granted the investor piggyback registration rights with respect to such shares and the shares of common stock issuable upon conversion. Following an Event of Default or a failure by the Company to pay any scheduled amortization payment, the holder has the right to convert outstanding amounts into shares of the Company’s common stock at a conversion price equal to 65% of the lowest traded price of the common stock during the fifteen (15) trading days immediately preceding the applicable conversion date, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of the then-outstanding principal, accrued interest, and applicable fees. The First Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. The related Securities Purchase Agreement was executed on March 30, 2026, with closing occurring on April 2, 2026 upon the Company’s receipt of the purchase price. Proceeds were applied to working capital and general corporate purposes.

On April 2, 2026, the Company issued a convertible promissory note (the “Second Convertible Note”) to an accredited investor in the principal amount of $50,000, for a purchase price of $50,000. The Second Convertible Note carries a one-time guaranteed interest charge of 15% per annum for twelve months, applied to the principal on the issuance date and payable in a lump sum at maturity, resulting in a total repayment obligation of $57,500 due on April 2, 2027. Any unpaid amounts not satisfied by the maturity date bear interest at the lesser of 25% per annum or the maximum amount permitted by applicable law. The Company issued the investor 26,315 restricted shares of common stock as additional consideration for the purchase of the Second Convertible Note, deemed earned in full as of the closing date. Following an Event of Default, the holder may elect to convert outstanding principal, accrued interest, and applicable penalties into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the twenty (20) trading days immediately preceding the delivery of a conversion notice, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of outstanding principal plus accrued interest and fees. The related Securities Purchase Agreement contains a most-favored-nation provision in favor of the investor. The Second Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On April 2, 2026, the Company issued a convertible promissory note (the “Third Convertible Note”) to an accredited investor in the principal amount of $150,000, for a purchase price of $150,000. The Third Convertible Note carries a one-time guaranteed interest charge of 15% per annum for twelve months, applied to the principal on the issuance date and payable in a lump sum at maturity, resulting in a total repayment obligation of $172,500 due on April 2, 2027. Any unpaid amounts not satisfied by the maturity date bear interest at the lesser of 25% per annum or the maximum amount permitted by applicable law. The Company issued the investor 78,947 restricted shares of common stock as additional consideration for the purchase of the Third Convertible Note, deemed earned in full as of the closing date. Following an Event of Default, the holder may elect to convert outstanding principal, accrued interest, and applicable penalties into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the twenty (20) trading days immediately preceding the delivery of a conversion notice, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of outstanding principal plus accrued interest and fees. The related Securities Purchase Agreement contains a most-favored-nation provision in favor of the investor. The Third Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On April 20, 2026, the Company entered into a Securities Purchase Agreement with an institutional lender, pursuant to which the Company issued a convertible promissory note (the “Note”) with a face principal amount of $146,160, including an original issue discount of $15,660, for a purchase price of $130,500. Net proceeds to the Company, after deducting a $5,000 placement agent fee, $2,000 in legal fee reimbursement, and a $3,500 due diligence fee retained by the lender, were approximately $120,000. The Note carries a one-time interest charge of 12% applied to the principal on the issuance date, equal to $17,539, resulting in a total repayment obligation of $163,699. Repayment is structured in five mandatory installments commencing October 30, 2026, with a final installment of $32,222 due February 28, 2027. The Company has a five-day grace period with respect to each scheduled payment and may prepay in full at any time without penalty.

Following an Event of Default, the holder has the right to convert outstanding amounts into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the 10 trading days immediately preceding the applicable conversion date, subject to a 4.99% beneficial ownership limitation. Upon the occurrence and continuation of an Event of Default, amounts outstanding become due at 150% of the then-outstanding principal, accrued interest, and applicable fees, escalating to 200% in certain circumstances. The Note was issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 28, 2026, the Company issued a convertible promissory note (the “Note”) to an individual accredited investor in the initial principal amount of $500,000. The Note bears interest at a rate of 20% per annum on the unpaid principal balance and matures 270 days from the date of issuance, on or about January 23, 2027. Any unpaid principal and accrued interest not previously converted shall be due and payable on the Maturity Date, subject to acceleration upon an Event of Default. The holder may elect, at any time on or prior to the Maturity Date, to convert outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $5.12 per share or (ii) 90% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the three trading days immediately preceding the applicable conversion date. Any fractional shares resulting from a conversion will be settled in cash or rounded up to the nearest whole share at the Company’s election. The Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to the Company’s working capital requirements.

On April 29, 2026, the Company issued a convertible promissory note (the “Note”) to an individual accredited investor in the principal amount of $25,000. The Note bears a one-time guaranteed interest charge of 15% per annum for twelve months, applied to the principal on the issue date and payable in a lump sum at maturity, resulting in a total repayment obligation of $28,750 due on April 29, 2027. Any unpaid amounts not satisfied by the Maturity Date bear interest at the lesser of 25% per annum or the maximum amount permitted by applicable law. Following an Event of Default, the holder may elect to convert outstanding principal, accrued interest, and applicable penalties into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the 20 trading days immediately preceding the delivery of a conversion notice, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of outstanding principal plus accrued interest and fees. The Note was issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

Purchase Order Financing Advance

On April 8, 2026, the Company’s wholly owned subsidiary, Keen Labs Operations, Inc., received an additional advance under the previously disclosed factoring and security agreement (as amended) with its lender. Pursuant to a supplier letter agreement among the lender, Keen Labs Operations, Inc., and a third-party vendor, the lender remitted approximately $134,000 directly to the vendor representing the balance due on an approved purchase order, net of a deposit previously paid by Keen Labs Operations, Inc. and a warranty holdback payable upon delivery and acceptance of the goods.

The advance is governed by the existing terms of the facility, with charges accruing at 1.625% per 15-day period from the date of advance until the related invoice is verified and funded. The obligation is secured by substantially all assets of the applicable obligors under the facility’s cross-collateralization and cross-default provisions and is guaranteed by the Company.

Conversion Activity Under SEPA Convertible Promissory Note

On April 21, 2026, the holder of the Company’s outstanding convertible promissory note dated December 17, 2024 (issued in connection with the Company’s previously disclosed Standby Equity Purchase Agreement) submitted a conversion notice with respect to a portion of the outstanding balance under such note. Pursuant to the conversion, $190,000 of outstanding principal and $5,126.30 of accrued interest, representing a total conversion amount of $195,126.30, were converted into 34,620 shares of the Company’s common stock and delivered to the holder’s designated brokerage account. Following this conversion, the remaining outstanding principal balance under the note was approximately $801,135.

On May 5, 2026, the holder submitted an additional conversion notice with respect to a further portion of the outstanding balance under the same note. Pursuant to the conversion, $201,135.29 of outstanding principal and $2,169.06 of accrued interest, representing a total conversion amount of $203,304.35, were converted into 37,931 shares of the Company’s common stock and delivered to the holder’s designated brokerage account. Following this conversion, the remaining outstanding principal balance under the note is $600,000.

The shares issued in each of the foregoing conversions were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as conversions of an existing security of the same issuer without additional consideration.

Conversion of Convertible Promissory Note

On May 11, 2026, the holder of the Company’s previously disclosed convertible promissory note dated December 8, 2025 submitted a notice of conversion under such note. Pursuant to the conversion, $1,084,384, representing outstanding principal together with accrued but unpaid interest, was converted into 210,944 shares of the Company’s common stock. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as a conversion of an existing security of the same issuer without additional consideration. The note was fully satisfied and cancelled upon completion of the conversion.

Settlement of DeliveryCircle, LLC Earn-Out

On April 23, 2026, the Company entered into a settlement and termination agreement with the seller and former chief executive officer of the Company’s DeliveryCircle, LLC subsidiary to fully and finally resolve all obligations under the contingent earn-out arrangement for the measurement year of 2024 and 2025 entered into in connection with the Company’s prior acquisition of DeliveryCircle, LLC. The agreement extinguished the Company’s accrued earn-out obligations for the 2024 and 2025 measurement periods in full, resulting in a gain on extinguishment of approximately $167,162.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Dollar amounts in this discussion are expressed in whole-dollars, except as otherwise noted. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in Part I, Item 1A, Risk Factors, as well as in our other filings with the SEC. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.

Executive Overview

ConnectM (the “Company”) is a Delaware corporation headquartered in Marlborough, Massachusetts. On July 12, 2024 (the “Merger Closing Date” or the “Merger Closing”), Monterey Capital Acquisition Corporation (“MCAC”) consummated an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectM Technology Solutions, Inc. (“Legacy ConnectM”) in which MCAC acquired all of the issued and outstanding shares of Common Stock from Legacy ConnectM shareholders (the “Business Combination”) in exchange for 14,500,000 shares of MCAC’s Common Stock. On the Merger Closing Date, MCAC changed its name to ConnectM Technology Solutions, Inc. (“ConnectM”) and it became a publicly listed company. ConnectM is a constellation of technology-driven businesses powering the modern energy economy. The Company’s mission is to reshape how energy is used in homes, businesses, transportation, infrastructure, and logistics to create a higher quality of life, lower costs, and help chart a course for a more sustainable future.

The Company delivers AI-enabled platform solutions for (i) the electrification and decarbonization of homes, critical infrastructure, and businesses through the wholesale distribution of AI-enabled heat pump equipment and smart controls — including business-to-business sales to multi-billion dollar national distribution partners — alongside solar, battery storage, and EV charging offerings, (ii) the facilitation of business-to-business commerce through the Company’s proprietary online and mobile last-mile delivery platform utilizing contracted drivers, and (iii) the management of connected operations through its industrial internet of things (“IIoT”) platform. These offerings are integrated and continuously enhanced through proprietary software developed by Keen Labs, the Company’s AI and technology subsidiary, which leverages a long-term data licensing arrangement entered into in connection with the divestiture of certain India transportation operations (disclosed as a subsequent event) to continue training and refining the Company’s AI models.

The Company also offers physical products as part of its solutions offerings, including AI-enabled heat pump systems for use in the decarbonization of homes and businesses, and solar panels, inverters, battery storage systems, and related balance-of-system components procured and distributed through its Keen Labs Operations, Inc. subsidiary to installation partners including Sun Solar, LLC. The Company also offers display clusters, digital control units, and vehicle control units used in the management of connected operations, which are sold in the India market through the Company’s subsidiary, ConnectM India Private Limited (“CMI”).

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

The Company is actively rationalizing its segment portfolio to focus on its highest-quality, U.S.-based verticals that contribute positively to operating results. During the three months ended March 31, 2026, certain HVAC, solar, and other home service operations within the Owned Service Network segment were divested or wound down as the Company shifted its decarbonization strategy toward product-led and technology-enabled offerings. Concurrently, the Company recast its segment reporting structure to separately present its Keen Labs segment, which conducts the Company’s technology platform operations and U.S. wholesale procurement and distribution of solar, energy storage, and related balance-of-system components through Keen Labs Operations, Inc., and which contributed approximately $1,850,000 of product sales revenue during the quarter under VPP kit supply arrangements with installation partners. The remaining Owned Service Network and Managed Solutions operations are subject to ongoing strategic review. In addition, as further described in Note 15: Subsequent Events, the Company has entered into a share exchange agreement with Blue Cloud Softech Solutions Ltd. (“BCSSL”) pursuant to which the Company expects to transfer its Cambridge Energy Resources, India-based Transportation, and Geo Impex operations to BCSSL in exchange for BCSSL equity (the “BCSSL Transaction”). Upon consummation of the BCSSL Transaction, the Distributed Energy & Renewables segment is expected to be substantially eliminated.

The Company earns revenue across seven operating segments:

●	Owned Service Network – Electrification and HVAC service providers delivering energy-efficient installations and long-term performance monitoring to end-users; certain operations subject to ongoing strategic review;
●	Managed Solutions – Third-party service providers using ConnectM’s AI and back-office platform under managed service agreements; subject to ongoing strategic review;
●	Distributed Energy & Renewables (“DER”) – Solar and distributed energy solutions for commercial, residential, consumer, and industrial customers in India, including project development, EPC services and ongoing energy management, conducted through Cambridge Energy Resources, subject to the pending BCSSL Transaction described in Recent Developments;
●	Keen Labs – AI, control, and energy intelligence platforms that underpin the Company’s modern energy economy solutions, conducted through Keen Labs Operations, Inc. and including industrial IoT hardware, the Hi-C™ line of hybrid energy storage systems, the Hi-E™ line of lithium iron phosphate long-duration and VPP-enabling storage systems, smart heat pumps, connected vehicle technologies, and the wholesale procurement and distribution of solar energy equipment, battery storage systems, and related balance-of-system components to U.S. installation partners including Sun Solar, LLC;
●	Transportation – Primarily India-based EV fleet management and battery diagnostics operations serving OEMs and mobility companies, subject to the pending BCSSL Transaction described in Recent Developments;
●	Logistics – DeliveryCircle, LLC, a U.S.-based subsidiary offering AI-enabled dispatch, route optimization, and sortation services within the last-mile delivery sector; and
●	Other – Comprises corporate-level operations and the Geo Impex India landholding (subject to the pending BCSSL Transaction described in Recent Developments), an approximately 76-acre site near Chatrapur, Odisha, India approved for development into a multimodal logistics park and AI-enabled data center campus; this segment did not generate revenue during the periods presented.

Collectively, these businesses are interconnected through ConnectM’s data infrastructure, which enables predictive maintenance, energy optimization, and operational efficiency across the energy and logistics ecosystems.

Recent Developments

On January 5, 2026, the Company entered into an acquisition agreement to acquire a 40% equity interest in Sun Solar LLC (“Sun Solar”), a U.S.-based residential and small-commercial solar developer and installer, in exchange for 468,750 shares of the Company’s common stock. The investment is accounted for under the equity method of accounting in accordance with ASC 323, as the Company has the ability to exercise significant influence over Sun Solar’s operating and financial policies but does not hold a controlling financial interest. Concurrently, the Company, through its wholly-owned subsidiary Keen Labs Operations, Inc. (“Keen Labs”), entered into a Supply and Services Master Agreement (the “Keen Labs MSA”) with Sun Solar, effective January 6, 2026, pursuant to which Keen Labs procures and supplies solar panels, inverters, batteries, and related balance-of-system components to Sun Solar at actual invoiced product cost (including procurement and logistics fee) plus marketing and other professional services after adding a mark-up of 10%. The Keen Labs MSA is non-exclusive, terminable by either party upon 30 days’ written notice. Additional services, including marketing, supply chain consulting, and working capital support, may be provided under separate statements of work. Sun Solar is also expected to serve as a strategic installation and distribution channel for the Company’s Keen Labs segment, including solar-plus-storage systems designed to participate in virtual power plant programs. The Company intends to align its solar operations with Sun Solar under the “Sun Solar Northeast” banner and deploy additional capital to support the expansion of cutting-edge energy storage and VPP installations.

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

In January 2026, Greentech Renewables placed a follow-on order of approximately $865,000, and in February 2026, an additional order of approximately $1,000,000, increasing cumulative purchase commitments under the arrangement to approximately $1,865,000.

On March 10, 2026, the Company entered into an Exchange Agreement to acquire Harry Kahn Associates, Inc., a defense-focused technical data development company. The transaction closed subsequent to March 31, 2026 upon satisfaction of the share transfer closing condition. See Note 15: Subsequent Events.

During January 2026, the Company issued seven convertible promissory notes with aggregate principal of $1,555,150, and in February 2026, the Company issued one convertible promissory notes with principal of $228,000.

In addition, in March and April 2026, the Company issued additional convertible promissory notes with aggregate principal of $574,000, including (i) $224,000 issued on March 30, 2026, and (ii) an aggregate of $350,000 issued on April 2, 2026.

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

Divestiture of India Operations — Blue Cloud Share Swap Transaction

On April 6, 2026, the Company entered into a definitive Share Swap Agreement with Blue Cloud Softech Solutions Limited (“Blue Cloud”) (BSE: 539607), a publicly listed Indian technology and infrastructure company, pursuant to which Blue Cloud will acquire 100% of the issued and outstanding equity shares of Global Impex Inc. (“GIX”), a Delaware corporation and subsidiary of the Company, in exchange for newly issued equity shares of Blue Cloud on a preferential basis. GIX holds, directly and through its subsidiaries, the Company’s India-based operating platform, including ConnectM Technology Solutions Private Limited, Cambridge Energy Resources Private Limited, CER Microgrids Private Limited, CER Rooftop Private Limited, and Geo Impex & Logistics Private Limited. GIX is included in the “other” segment.

Under the terms of the agreement, Blue Cloud will issue an aggregate of 170,000,000 equity shares of face value ₹1 each at an issue price of ₹21.93 per share (the “BCSSL Consideration Shares”) to the shareholders of GIX in exchange for 212,500,000 equity shares of GIX, reflecting a swap ratio of 100 Blue Cloud shares for every 125 GIX shares. Of the total consideration shares, ConnectM is expected to receive 160,000,000 shares and AstraBridge Inc., a minority shareholder of GIX, is expected to receive 10,000,000 shares. The implied aggregate transaction value is approximately ₹372.81 crores (approximately $39.6 million based on prevailing exchange rates). The share valuations were determined by an independent IBBI-registered valuer in accordance with the Companies Act, 2013 and SEBI (Issue of Capital and Disclosure Requirements) Regulations, 2018.

Upon closing, ConnectM’s 160,000,000 Blue Cloud shares would represent approximately 17.33% of Blue Cloud’s post-issue equity share capital of 923,081,600 shares. The BCSSL Consideration Shares will rank pari passu with existing Blue Cloud equity shares and will be subject to a lock-in period of six months from the date of trading approval, in accordance with Regulation 167 of the SEBI ICDR Regulations.

On May 4, 2026, Blue Cloud’s shareholders approved the transaction at an Extraordinary General Meeting, including the increase in authorized share capital, the preferential issuance of equity shares for consideration other than cash, and all related resolutions required under Indian corporate and securities law. The transaction remains subject to additional conditions precedent, including receipt of in-principle approval from BSE Limited for the preferential allotment, execution and delivery of all transfer instruments and board resolutions to effect the transfer of GIX shares, and satisfaction of other customary regulatory requirements. Based on the expected regulatory timeline, management currently anticipates that closing will occur during the fourth quarter of calendar year 2026.

The India operations held through GIX contributed approximately $2.0 million in revenue during fiscal year 2025, or approximately 5.8% of the Company’s consolidated annual revenue of $35.8 million. The Company has reviewed its existing merchant cash advance agreements and convertible note instruments and has confirmed that no financial covenants or cross-default provisions are triggered by, or tied to, the India-based assets or operations being divested.

Upon closing, the Company’s Blue Cloud shareholding accounting evaluation is under consideration, with final classification and measurement under U.S. GAAP to be determined based on then-applicable facts and circumstances, including the availability of quoted market prices, the existence of transfer restrictions during the lock-in period, the Company’s level of influence over Blue Cloud, and other relevant considerations. The Company expects the transaction to result in a non-cash gain, subject to final accounting determination at closing.

Acquisition of Harry Kahn Associates, Inc.

On March 10, 2026, the Company entered into an Exchange Agreement (the “HKA Exchange Agreement”) with the stockholders of Harry Kahn Associates, Inc. (“HKA”), a defense-focused technical data development company headquartered in Hagerstown, Maryland. The HKA Exchange Agreement provided for the Company’s acquisition of 100% of the issued and outstanding capital stock of HKA in exchange for 12,500 shares of the Company’s common stock. Closing of the transaction was conditioned upon, among other items, the transfer of the consideration shares to the HKA stockholders, which occurred on April 3, 2026. Accordingly, the Company will account for the acquisition of HKA as a business combination under ASC 805 effective April 3, 2026, the closing date.

HKA is a provider of logistics support analysis databases, technical manuals, and training materials for the U.S. Department of Defense, the U.S. Coast Guard, and major defense original equipment manufacturers including Boeing, Northrop Grumman, and Lockheed Martin. HKA has maintained an uninterrupted contracting relationship with the Naval Air Systems Command since 1976 and holds ISO 9001:2015 certification for technical data development. The acquisition expands the Company’s technology platform into the defense and government infrastructure market and is expected to enable the application of Keen Labs’ AI and data analytics capabilities to predictive maintenance, lifecycle sustainment, and logistics intelligence use cases. In connection with the transaction, HKA issued a $203,072 promissory note to the Company. No cash consideration was paid and no third-party debt was assumed.

The initial accounting for the business combination is incomplete as of the date of issuance of these condensed consolidated financial statements. The Company is in the process of identifying and measuring the fair values of assets acquired and liabilities assumed, including identifiable intangible assets such as customer relationships, technical data libraries, and government contract backlog, and expects to finalize the purchase price allocation within the measurement period prescribed by ASC 805, not to exceed one year from the acquisition date.

In connection with the acquisition, the Company will assume a contingent liability arising from a dispute between HKA and a former subcontractor. HKA previously performed work under a U.S. government contract that was terminated for convenience by the prime contractor in December 2023. HKA negotiated a termination settlement with the prime contractor over a period of approximately 20 months, accepted the settlement in November 2025, and executed a mutual release of claims. A former subcontractor of HKA, who performed work under purchase orders related to the terminated contract, has asserted that it is owed approximately $628,000 for work allegedly completed prior to the termination. HKA offered the subcontractor its proportionate share of the termination settlement proceeds of approximately $47,000, which the subcontractor rejected. In February 2026, the subcontractor’s attorney sent a letter to HKA rejecting the settlement amount and proposing an alternative arrangement. As of the date of this filing, no lawsuit or formal legal proceeding has been initiated by the subcontractor against HKA or the Company, and no further communications have been received from the subcontractor or its counsel.

Reverse Stock Split

On April 17, 2026, the Company filed a certificate of amendment to its Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to effectuate a 1-for-32 reverse stock split of its common stock. The certificate of amendment became effective for state law purposes at 4:01 p.m. (Eastern Time) on that date, such that the Company’s common stock began trading at market open on April 20, 2026 on a post-reverse stock split basis. The reverse stock split was previously authorized by the Company’s stockholders at a special meeting held on January 15, 2026 (which approved a ratio range between 1-for-5 and 1-for-50), with the final ratio of 1-for-32 subsequently set by the Board of Directors. As a result of the reverse stock split, each 32 shares of common stock outstanding immediately prior to the effective time were combined into one share of common stock, with any resulting fractional shares rounded up to the nearest whole share. The reverse stock split did not change the par value of the common stock or the number of authorized shares.

The reverse stock split was undertaken principally to increase the per-share trading price of the Company’s common stock to a level intended to facilitate a future listing of the common stock on a national securities exchange. Initial listing standards on national securities exchanges, including the NYSE American and the Nasdaq Capital Market, generally require, among other criteria, a minimum per-share bid price of at least $4.00 (subject to certain alternative qualification standards). The Company’s pursuit of a national exchange listing remains subject to satisfaction of all applicable initial listing standards and to acceptance by the relevant exchange, and no assurance can be given that the Company will satisfy such standards or that any such listing will be achieved.

All share and per-share amounts presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented. Outstanding options, warrants, and other equity-linked securities, and the per-share exercise and conversion prices thereof, have been correspondingly adjusted in accordance with their respective terms.

Short-Term Bridge Loans

Between April 14, 2026 and May 13, 2026, the Company and its wholly owned subsidiary, Global Impx, Inc., issued three short-term promissory notes (collectively, the “Bridge Notes”) in an aggregate principal amount of $600,000, each to the same unaffiliated third-party lender. The material terms of the individual Bridge Notes are summarized below.

On April 14, 2026, Global Impx, Inc., a wholly owned subsidiary of the Company, issued a short-term promissory note (the “First Bridge Note”) to an unaffiliated third-party lender in the principal amount of $150,000. The First Bridge Note bears interest at a rate of 14% per annum, computed on a simple interest basis on a 360-day year (actual days elapsed), and matures 90 days from the date of disbursement, on or about July 13, 2026. In addition, the Company agreed to pay the lender a one-time processing fee of $1,500 (representing 1% of the principal amount), payable upfront or, at the lender’s option, deducted from the disbursement proceeds. The First Bridge Note does not contain conversion or other equity-linked features and may be prepaid, in whole or in part, at any time without penalty. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 20% per annum, representing a 6% per annum increase over the contractual rate. The First Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On April 19, 2026, the Company issued a short-term promissory note (the “Second Bridge Note”) to an unaffiliated third-party lender in the principal amount of $250,000. The Second Bridge Note bears interest at a rate of 20% per annum, computed on a simple interest basis on a 360-day year. The Second Bridge Note was originally scheduled to mature 30 days from the date of disbursement, on or about May 19, 2026; pursuant to a subsequent extension agreement between the Company and the lender, the maturity date was extended by two weeks, to on or about June 2, 2026. In addition, the Company agreed to pay the lender a facilitation fee of $5,000 (representing 2% of the principal amount), which is fully earned on the date of disbursement and payable in full at maturity together with the principal and accrued interest. The Second Bridge Note does not contain conversion or other equity-linked features. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 26% per annum, and a late payment charge equal to 2% of the then-outstanding balance becomes payable. The Second Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On May 13, 2026, the Company issued a short-term promissory note (the “Third Bridge Note”) to an unaffiliated third-party lender in the principal amount of $200,000. The Third Bridge Note bears interest at a rate of 20% per annum, computed on a simple interest basis on a 360-day year, and matures 30 days from the date of disbursement, on or about June 12, 2026. In addition, the Company agreed to pay the lender a facilitation fee of $4,000 (representing 2% of the principal amount), which is fully earned on the date of disbursement and payable in full at maturity together with the principal and accrued interest. The Third Bridge Note does not contain conversion or other equity-linked features. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 26% per annum, and a late payment charge equal to 2% of the then-outstanding balance becomes payable. The Third Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

Convertible Promissory Note Issuances

On April 2, 2026, the Company closed three separate convertible note financings with three unaffiliated accredited investors, with aggregate face principal of $350,000, aggregate gross purchase proceeds of $335,000, and an aggregate of 155,262 restricted shares of the Company’s common stock issued as commitment shares. Each note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and the commitment shares associated with each note were deemed earned in full as of the applicable closing date. The material terms of the individual transactions are summarized below.

On April 2, 2026, the Company issued a convertible promissory note (the “First Convertible Note”) to an institutional accredited investor in the original principal amount of $150,000, for a purchase price of $135,000, reflecting an original issue discount of $15,000. The investor withheld $4,000 from the purchase price to cover legal fees and $5,000 to cover due diligence costs, resulting in net proceeds to the Company of approximately $126,000. The First Convertible Note carries a one-time interest charge of 12% applied to the principal amount on the issuance date, equal to $18,000, which is guaranteed and fully earned as of the issuance date, resulting in a total repayment obligation of $168,000. Repayment is structured through nine scheduled amortization payments — eight installments of $18,750 commencing 120 days after the closing date and continuing at thirty-day intervals thereafter, with a final payment of the remaining outstanding balance due on March 30, 2027 (the maturity date per the underlying note). The Company issued the investor 50,000 restricted shares of common stock as additional consideration for the purchase of the First Convertible Note, deemed earned in full as of the closing date, and granted the investor piggyback registration rights with respect to such shares and the shares of common stock issuable upon conversion. Following an Event of Default or a failure by the Company to pay any scheduled amortization payment, the holder has the right to convert outstanding amounts into shares of the Company’s common stock at a conversion price equal to 65% of the lowest traded price of the common stock during the fifteen (15) trading days immediately preceding the applicable conversion date, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of the then-outstanding principal, accrued interest, and applicable fees. The First Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. The related Securities Purchase Agreement was executed on March 30, 2026, with closing occurring on April 2, 2026 upon the Company’s receipt of the purchase price. Proceeds were applied to working capital and general corporate purposes.

On April 2, 2026, the Company issued a convertible promissory note (the “Second Convertible Note”) to an accredited investor in the principal amount of $50,000, for a purchase price of $50,000. The Second Convertible Note carries a one-time guaranteed interest charge of 15% per annum for twelve months, applied to the principal on the issuance date and payable in a lump sum at maturity, resulting in a total repayment obligation of $57,500 due on April 2, 2027. Any unpaid amounts not satisfied by the maturity date bear interest at the lesser of 25% per annum or the maximum amount permitted by applicable law. The Company issued the investor 26,315 restricted shares of common stock as additional consideration for the purchase of the Second Convertible Note, deemed earned in full as of the closing date. Following an Event of Default, the holder may elect to convert outstanding principal, accrued interest, and applicable penalties into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the twenty (20) trading days immediately preceding the delivery of a conversion notice, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of outstanding principal plus accrued interest and fees. The related Securities Purchase Agreement contains a most-favored-nation provision in favor of the investor. The Second Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On April 2, 2026, the Company issued a convertible promissory note (the “Third Convertible Note”) to an accredited investor in the principal amount of $150,000, for a purchase price of $150,000. The Third Convertible Note carries a one-time guaranteed interest charge of 15% per annum for twelve months, applied to the principal on the issuance date and payable in a lump sum at maturity, resulting in a total repayment obligation of $172,500 due on April 2, 2027. Any unpaid amounts not satisfied by the maturity date bear interest at the lesser of 25% per annum or the maximum amount permitted by applicable law. The Company issued the investor 78,947 restricted shares of common stock as additional consideration for the purchase of the Third Convertible Note, deemed earned in full as of the closing date. Following an Event of Default, the holder may elect to convert outstanding principal, accrued interest, and applicable penalties into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the twenty (20) trading days immediately preceding the delivery of a conversion notice, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of outstanding principal plus accrued interest and fees. The related Securities Purchase Agreement contains a most-favored-nation provision in favor of the investor. The Third Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On April 20, 2026, the Company entered into a Securities Purchase Agreement with an institutional lender, pursuant to which the Company issued a convertible promissory note (the “Note”) with a face principal amount of $146,160, including an original issue discount of $15,660, for a purchase price of $130,500. Net proceeds to the Company, after deducting a $5,000 placement agent fee, $2,000 in legal fee reimbursement, and a $3,500 due diligence fee retained by the lender, were approximately $120,000. The Note carries a one-time interest charge of 12% applied to the principal on the issuance date, equal to $17,539, resulting in a total repayment obligation of $163,699. Repayment is structured in five mandatory installments commencing October 30, 2026, with a final installment of $32,222 due February 28, 2027. The Company has a five-day grace period with respect to each scheduled payment and may prepay in full at any time without penalty.

Following an Event of Default, the holder has the right to convert outstanding amounts into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the 10 trading days immediately preceding the applicable conversion date, subject to a 4.99% beneficial ownership limitation. Upon the occurrence and continuation of an Event of Default, amounts outstanding become due at 150% of the then-outstanding principal, accrued interest, and applicable fees, escalating to 200% in certain circumstances. The Note was issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 28, 2026, the Company issued a convertible promissory note (the “Note”) to an individual accredited investor in the initial principal amount of $500,000. The Note bears interest at a rate of 20% per annum on the unpaid principal balance and matures 270 days from the date of issuance, on or about January 23, 2027. Any unpaid principal and accrued interest not previously converted shall be due and payable on the Maturity Date, subject to acceleration upon an Event of Default. The holder may elect, at any time on or prior to the Maturity Date, to convert outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) $5.12 per share or (ii) 90% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the three trading days immediately preceding the applicable conversion date. Any fractional shares resulting from a conversion will be settled in cash or rounded up to the nearest whole share at the Company’s election. The Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to the Company’s working capital requirements.

On April 29, 2026, the Company issued a convertible promissory note (the “Note”) to an individual accredited investor in the principal amount of $25,000. The Note bears a one-time guaranteed interest charge of 15% per annum for twelve months, applied to the principal on the issue date and payable in a lump sum at maturity, resulting in a total repayment obligation of $28,750 due on April 29, 2027. Any unpaid amounts not satisfied by the Maturity Date bear interest at the lesser of 25% per annum or the maximum amount permitted by applicable law. Following an Event of Default, the holder may elect to convert outstanding principal, accrued interest, and applicable penalties into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the 20 trading days immediately preceding the delivery of a conversion notice, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of outstanding principal plus accrued interest and fees. The Note was issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

Purchase Order Financing Advance

On April 8, 2026, the Company’s wholly owned subsidiary, Keen Labs Operations, Inc., received an additional advance under the previously disclosed factoring and security agreement (as amended) with its lender. Pursuant to a supplier letter agreement among the lender, Keen Labs Operations, Inc., and a third-party vendor, the lender remitted approximately $134,000 directly to the vendor representing the balance due on an approved purchase order, net of a deposit previously paid by Keen Labs Operations, Inc. and a warranty holdback payable upon delivery and acceptance of the goods.

The advance is governed by the existing terms of the facility, with charges accruing at 1.625% per 15-day period from the date of advance until the related invoice is verified and funded. The obligation is secured by substantially all assets of the applicable obligors under the facility’s cross-collateralization and cross-default provisions and is guaranteed by the Company.

Conversion Activity Under SEPA Convertible Promissory Note

On April 21, 2026, the holder of the Company’s outstanding convertible promissory note dated December 17, 2024 (issued in connection with the Company’s previously disclosed Standby Equity Purchase Agreement) submitted a conversion notice with respect to a portion of the outstanding balance under such note. Pursuant to the conversion, $190,000 of outstanding principal and $5,126.30 of accrued interest, representing a total conversion amount of $195,126.30, were converted into 34,620 shares of the Company’s common stock and delivered to the holder’s designated brokerage account. Following this conversion, the remaining outstanding principal balance under the note was approximately $801,135.

On May 5, 2026, the holder submitted an additional conversion notice with respect to a further portion of the outstanding balance under the same note. Pursuant to the conversion, $201,135.29 of outstanding principal and $2,169.06 of accrued interest, representing a total conversion amount of $203,304.35, were converted into 37,931 shares of the Company’s common stock and delivered to the holder’s designated brokerage account. Following this conversion, the remaining outstanding principal balance under the note is $600,000.

The shares issued in each of the foregoing conversions were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as conversions of an existing security of the same issuer without additional consideration.

Settlement of DeliveryCircle, LLC Earn-Out

On April 23, 2026, the Company entered into a settlement and termination agreement with the seller and former chief executive officer of the Company’s DeliveryCircle, LLC subsidiary to fully and finally resolve all obligations under the contingent earn-out arrangement for the measurement year of 2024 and 2025 entered into in connection with the Company’s prior acquisition of DeliveryCircle, LLC. The agreement extinguished the Company’s accrued earn-out obligations for the 2024 and 2025 measurement periods in full, resulting in a gain on extinguishment of approximately $167,162.

Conversion of Convertible Promissory Note

On May 11, 2026, the holder of the Company’s previously disclosed convertible promissory note dated December 8, 2025 submitted a notice of conversion under such note. Pursuant to the conversion, $1,084,384, representing outstanding principal together with accrued but unpaid interest, was converted into 210,944 shares of the Company’s common stock. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as a conversion of an existing security of the same issuer without additional consideration. The note was fully satisfied and cancelled upon completion of the conversion.

Key Operating and Financial Metrics and Outlook

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented below are useful in evaluating our operating performance, as they are similar to measures by our public competitors and are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures, as they are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net (loss) income or net (loss) income margin, respectively, calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation of these non-GAAP measures to the most comparable GAAP measures.

The following table sets forth these metrics for the periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$8,172,553	$8,988,343
Gross profit	1,865,042	3,013,733
Gross margin	23%	34%
Contribution profit	1,546,253	1,561,355
Contribution margin	19%	17%
Loss from operations before income taxes	(6,669,745)	(6,977,339)
Net loss attributable to ConnectM Technology Solutions, Inc.	(6,945,745)	(7,018,410)
Adjusted EBITDA	(2,721,560)	(2,982,098)
Adjusted EBITDA margin	(33)%	(33)%

Gross Profit and Gross Margin

We define gross profit as revenue, net less cost of revenues and depreciation and amortization related to cost of revenues, and define gross margin, expressed as a percentage, as the ratio of gross profit to revenue, net. See “— Non-GAAP Financial Measures” for a reconciliation of Gross Profit and Gross Margin.

Contribution Profit and Contribution Margin

We define contribution profit as revenue, net less direct costs of revenue, commissions expense and depreciation and amortization, and define contribution margin, expressed as a percentage, as the ratio of contribution profit to revenue, net. Contribution profit and margin can be used to understand our financial performance and efficiency and allows investors to evaluate our pricing strategy and compare against competitors. Our management uses these metrics to make strategic decisions, identify areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward. Contribution margin reflects our Contribution profit as a percentage of revenues. See “— Non-GAAP Financial Measures” for a reconciliation of Gross Profit to Contribution Profit and Contribution Margin.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and, income tax expense, depreciation and amortization, loss (gain) on change in fair value of financial instruments, loss (gain) on extinguishment of debt and payable, loss on disposal of business, and merger and acquisition expenses (“M&A expenses”). Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. See “— Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to Adjusted EBITDA and Adjusted EBITDA Margin.

Non-GAAP Financial Measures

The non-GAAP financial measures in this Quarterly Report have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (iv) review and assess the operating performance of our management team; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends, and in comparing our financial results with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

Contribution Profit and Contribution Margin

We define contribution profit as revenue, net less direct costs of revenue, commissions expense and depreciation and amortization, and define contribution margin, expressed as a percentage, as the ratio of contribution profit to revenue, net. Contribution profit and margin can be used to understand our financial performance and efficiency and allows investors to evaluate our pricing strategy and compare against competitors. Our management uses these metrics to make strategic decisions, identify areas for improvement, set targets for future performance and make informed decisions about how to allocate resources going forward. Contribution margin reflects our Contribution profit as a percentage of revenues.

The following table provides a reconciliation of gross profit to contribution profit for the periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$8,172,553	$8,988,343
Cost of revenues	6,307,511	5,974,610
Total gross profit	$1,865,042	$3,013,733

Adjustments:
Depreciation and amortization	213,009	81,378
Commission expense	105,780	1,371,000
Total contribution profit	$1,546,253	$1,561,355

Gross margin	23%	34%
Contribution margin	19%	17%

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and, income tax expense, depreciation and amortization, loss (gain) on change in fair value of financial instruments, loss (gain) on extinguishment of debt and payable, loss on disposal of business, and merger and acquisition expenses (“M&A expenses”). We utilize Adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net (loss) income calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. The following table provides a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025

Revenues	$8,172,553	$8,988,343

Net loss	(6,669,745)	(6,977,339)

Income tax benefit	—	—
Interest expense	574,186	493,464
Depreciation and amortization	213,009	81,378
Loss on issuance of financial instruments	36,500	—
Loss on extinguishment of debt and vendor payable	—	2,715,923
Gain on Extinguishment of debt	—	(14,019)
Change in fair value of convertible debt	104,238	319,695
Change in fair value of derivative liabilities	58,288	33,548
Change in fair value of forward purchase agreement	—	971,000
Loss on disposal of businesses	2,908,964	—
Change in fair value on 3(a)(10) Settlement Agreement (Note 9)	53,000	(605,748)
Adjusted EBITDA	$(2,721,560)	$(2,982,098)

Key Factors Affecting Operating Results

The Company believes our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed in Item 1A “Risk Factors”.

We expect to derive future revenue from (i) our existing high margin recurring revenue products, (ii) our expanded service offerings leveraging our existing customer and developer networks, (iii) expanding our existing software and AI capabilities through development of additional software tools aimed at solving pain points and increasing profitability for service providers, OEMs and other enterprise customers, (iv) an expanded customer base through client referrals and our customized, relationship-focused sales process, and (v) a continued focus on international expansion for sales and distribution of our products and services.

Reportable Segments

ConnectM’s reportable operating segments are as follows:

●	Owned Service Network focuses on the deployment of modern energy economy solutions into enterprises, infrastructure providers, and homes and businesses by providing installation and maintenance services for electrified heating and cooling solutions and distributed energy solutions (including solar and battery). The installed equipment is connected to the Company’s tech platform to ensure peak performance and efficiency of the equipment as well as allowing the Company to remotely monitor maintenance needs. During the three months ended March 31, 2026, the Company continued the strategic rationalization of this segment through the divestiture or wind-down of certain HVAC, solar, and other home service operations, including the sale of Green Energy Gains and the wind-down of Blue Sky Electric, The remaining Owned Service Network operations are subject to ongoing strategic review as the Company concentrates resources on its U.S. distributed energy, defense, and logistics businesses, which management believes offer stronger scalability and operating contribution.
●	Managed Solutions provides a selection of servicing offerings that customers can select, including human resources management, procurement services, omnichannel marketing and lead generation, and access to short-term working capital loans. In light of the notice of termination of the AC Authority master services agreements, the Managed Solutions segment is also subject to the ongoing segment rationalization and strategic review.
●	Distributed Energy & Renewables (“DER”) focuses on the delivery of solar and distributed energy solutions for commercial, residential, consumer, and industrial customers in India, including project development, EPC services and ongoing energy management, conducted through the Company’s Cambridge Energy Resources (“CER”) subsidiary. As described in Subsequent Events, the Company has entered into a share exchange agreement with Blue Cloud Softech Solutions Ltd. (“BCSSL”) pursuant to which the Company expects to transfer CER and certain other international operations to BCSSL in exchange for BCSSL equity (the “BCSSL Transaction”). Upon consummation of the BCSSL Transaction, the DER segment is expected to be substantially eliminated, and the Company will evaluate the appropriate financial statement presentation in accordance with ASC 205-20 in future filings.
●	Keen Labs segment focuses on the development of AI, control, and energy intelligence platforms that underpin the Company’s modern energy economy solutions, conducted primarily through Keen Labs Operations, Inc. The segment’s portfolio includes industrial IoT hardware, the Hi-C™ line of hybrid energy storage systems, the Hi-E™ line of lithium iron phosphate long-duration and virtual power plant (“VPP”)-enabling storage systems, smart heat pumps, and connected vehicle technologies, each integrated through the segment’s software platform to optimize performance across fleets, facilities, and distributed energy assets. The segment also conducts the Company’s U.S. wholesale procurement and distribution of solar panels, inverters, batteries, and related balance-of-system components to installation partners under VPP kit supply arrangements. During the three months ended March 31, 2026, product sales to Sun Solar, LLC under the Keen Labs MSA contributed approximately $1,850,000 of segment revenue. The Keen Labs segment is not affected by the BCSSL Transaction and is expected to remain a core continuing operations segment of the Company.
●	Logistics focuses on the facilitation of business-to-business transportation of commercial and other heavy goods using the Company’s last-mile delivery platform and software, operated through the Company’s DeliveryCircle, LLC subsidiary. The Logistics segment is not affected by the BCSSL Transaction and is expected to remain a core continuing operations segment of the Company.
●	Transportation focuses on the management of connected operations using the Company’s IIoT platform to remotely monitor and control the performance of equipment for original equipment manufacturers and other enterprise customers, conducted primarily through the Company’s India-based subsidiaries. The Transportation segment’s operations are included within the scope of the BCSSL Transaction described above. Upon consummation of the BCSSL Transaction, the Transportation segment is expected to be substantially eliminated, and the Company will evaluate the appropriate financial statement presentation in accordance with ASC 205-20 in future filings.
●	Other comprises corporate-level operations and the Company’s Geo Impex landholding near Chatrapur, Odisha, India, a strategic real estate asset approved for development into a multimodal logistics park and AI-enabled data center campus. This segment did not generate revenue during the three months ended March 31, 2026. The Geo Impex landholding is included within the scope of the BCSSL Transaction described in Subsequent Events.

Key Components of Our Results of Operations

Revenue

ConnectM’s revenue is derived from contracts with customers and is recognized in accordance with ASC 606, comprising (i) installation and maintenance services for solar energy systems and HVAC solutions across customers, (ii) logistics and delivery services, (iii) product sales of hardware with embedded software to OEMs and wholesale distribution of heat pump equipment and smart controls through national distribution partners, (iv) software subscription services providing access to the Company’s IIoT platform, (v) managed solutions including HR, procurement, marketing and lead generation services, (vi) distributed energy and renewables services in India, including EPC activities, sale of electricity under power purchase agreements, and ongoing energy management, and (vii) Keen Labs platform offerings, including industrial IoT hardware, energy storage systems, smart heat pumps, connected vehicle technologies, and the wholesale procurement and distribution of solar energy equipment and balance-of-system components to U.S. installation partners. We fulfill obligations and recognize revenue under a contract with a customer by transferring products and services in exchange for consideration from the customer. Payments received or consideration billed in advance are recorded as deferred revenue.

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

Cost of Revenue

Cost of Revenue consists of personnel-related expenses, including salaries, benefits and stock-based compensation, and facility costs for the Company’s operations and manufacturing teams. Cost of Revenue also includes expenses for costs of equipment and professional services related to the maintenance or installation of equipment. The Company is actively managing operations costs to drive gross margin expansion, operating leverage, and improved operating cash flow as revenue scales.

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

While selling, general and administrative expenses may continue to reflect the costs of operating as a public company, including SEC compliance, legal, audit, insurance, and investor relations, the Company is focused on managing these expenses to achieve operating leverage as revenue scales.

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

Other income (expense), net

Other income (expense), net consists primarily of interest expense incurred on our debt obligations, remeasurement gains or losses associated with the change in the fair value on our convertible notes payable and forward purchase agreement derivative liabilities, gains and losses on the extinguishment of liabilities, a gain on the modification of our forward purchase agreements and other miscellaneous income or expenses incurred throughout the period.

Results of Operations

The following table summarizes our financial results for the period indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%

Revenues	$8,172,553	$8,988,343	$(815,790)	(9)%
Costs and expenses:
Cost of revenues	6,307,511	5,974,610	332,901	6%
Gross profit	1,865,042	3,013,733	(1,148,691)	(38)%
Selling, general and administrative expenses	5,090,138	6,287,176	(1,197,038)	(19)%
Loss on impairment of intangible assets and goodwill	—	—	—	—%
Loss from operations	(3,225,096)	(3,273,443)	48,347	(2)%
Total other income (expense), net	(3,444,649)	(3,703,896)	259,247	(7)%
Net loss from operations before income taxes	$(6,669,745)	$(6,977,339)	$307,594	(4)%

Revenues

Revenue decreased approximately $816,000, or 9.1%, to approximately $8,173,000 for the three months ended March 31, 2026 from approximately $8,988,000 for the three months ended March 31, 2025. The decrease was primarily driven by lower revenue in the Owned Service Network and Managed Solutions segments, which declined as the Company divested or wound down certain HVAC, solar, and other home service operations, including the sale of Green Energy Gains, and the wind-down of Blue Sky Electric, Inc. and the notice of termination of the AC Authority MSA, as part of the Company’s ongoing rationalization of its Owned Service Network and Managed Solutions operations. The decrease was partially offset by incremental contributions from the Company’s Logistics segment, which contributed approximately $573,900 of revenue following the DeliveryCircle, LLC acquisition completed in August 2024, and the Company’s Keen Labs segment, which recognized approximately $1,850,000 of product sales revenue from the wholesale distribution of solar panels, inverters, batteries, and related balance-of-system components to Sun Solar, LLC under the Keen Labs MSA.

Cost of Revenues and Gross Profit

Cost of revenues increased approximately $333,000, or 6%, to approximately $6,308,000 for the three months ended March 31, 2026 from approximately $5,975,000 for the three months ended March 31, 2025. The increase was primarily driven by the Logistics segment established in connection with the DeliveryCircle, LLC acquisition completed in August 2024, which contributed approximately $417,500 in incremental cost of revenue, as well as costs of approximately $1,206,000 associated with the Keen Labs segment that was not operational during the prior-year quarter, partially offset by reduced costs in the Owned Service Network segment resulting from divestitures and wind-downs amidst ongoing segment rationalization. Gross profit for the three months ended March 31, 2026 was approximately $1,865,000, representing a gross margin of 22.8%, compared to approximately $3,014,000 and 33.5% for the three months ended March 31, 2025. The decline in gross margin percentage reflects the revenue mix shift toward Logistics, a structurally lower gross margin segment that generates positive operating contribution on a standalone basis, and the wind-down of certain Owned Service Network operations, which produced higher gross margins but were unprofitable at the operating level. This mix shift is consistent with the Company’s strategic focus on segments that contribute positively to operating results.

Selling, General and Administrative expenses

Selling, general and administrative expenses decreased approximately $1,197,000, or 19%, to approximately $5,090,000 for the three months ended March 31, 2026 from approximately $6,287,000 for the three months ended March 31, 2025. The decrease reflects the Company’s ongoing cost rationalization efforts, including the wind-down and divestiture of certain Owned Service Network entities and tighter management of corporate overhead, partially offset by the addition of SG&A costs from the Keen Labs and Distributed Energy & Renewables segments acquired or established since the prior-year quarter. As a percentage of revenue, SG&A expenses declined from 70.0% in the prior-year quarter to 62.3% for the three months ended March 31, 2026, demonstrating improved operating leverage.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest expense	$(574,186)	$(493,464)	$(80,722)	16%
Loss on issuance of financial instruments	(36,500)	—	(36,500)	—
Loss on extinguishment of debt and vendor payable	—	(2,715,923)	2,715,922	(100)
Gain on Extinguishment of debt	—	14,019	(14,019)	(100)
Change in fair value of forward purchase agreement	—	(971,000)	971,000	(100)
Change in fair value of convertible debt	(104,238)	(319,695)	215,457	(67)
Change in fair value of derivative liabilities	(58,288)	(33,548)	(24,740)	74
Change in fair value on 3(a)(10) Settlement Agreement (Note 9)	(53,000)	605,748	(658,748)	(109)
Equity in earnings from Sun Solar	281,523	—	281,523	—
Loss on disposal of businesses	(2,908,964)	—	(2,908,964)	—
Other income (expense), net	9,004	209,967	(200,962)	(96)
Total other income (expense), net	$(3,444,649)	$(3,703,896)	$259,247	(7)%

Total other income (expense), net, for the three months ended March 31, 2026 was approximately $3,444,000, a decrease of approximately $259,000, or 7%, from approximately $3,704,000 for the three months ended March 31, 2025. The composition of total other expense changed significantly between periods. The year-over-year decrease was driven by the non-recurrence of large non-cash losses recognized in Q1 2025, principally a $2,716,000 loss on extinguishment of debt and vendor payable and a $971,000 loss on the change in fair value of the forward purchase agreement (which was no longer outstanding during Q1 2026). The benefit of these non-recurring items was substantially offset by approximately $2,909,000 of losses recognized during Q1 2026 on the dispositions of the Company’s Air Temp Service Co. and Green Energy Gains businesses, included in Other income (expense), net (see Note 4 — Dispositions). Other principal year-over-year movements included: (i) approximately $282,000 of equity in earnings from the Company’s 40% interest in Sun Solar, LLC, following the January 2026 acquisition of the equity method investment (see Note 5 — Investment in Sun Solar); (ii) a $215,000 reduction in the loss on the change in fair value of convertible debt (measured at fair value under ASC 825-10); and (iii) a $659,000 unfavorable swing in the change in fair value of the 3(a)(10) Settlement Agreement. This variance was primarily attributable to the change in valuation methodology, from a Monte Carlo simulation used in Q1 2025 to the Company’s stock price in Q1 2026, combined with period-over-period movements in the stock price (see Note 9 -— Fair Value Measurements).

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2026, the Company had cash and cash equivalents of approximately $2,472,000 and a working capital deficit of approximately $27,423,000, compared to cash and cash equivalents of approximately $2,904,000 as of December 31, 2025. For the three months ended March 31, 2026, the Company incurred a net loss of approximately $6,670,000 and net cash used in operating activities of approximately $2,811,000, compared to a net loss of approximately $6,977,000 and net cash used in operating activities of approximately $2,826,000 for the three months ended March 31, 2025. These conditions are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date of issuance of these condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses, the ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and the attainment of profitable operations.

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

Based on the foregoing, our management has concluded there is substantial doubt as to our ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should we be unable to continue as a going concern.

Cash Flows

The following table summarizes the Company’s cash flows for the period indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net cash used in operating activities	$(2,810,836)	$(2,825,807)	$14,971	1%
Net cash used in investing activities	$(58,438)	$(152,672)	$94,234	62%
Net cash provided by financing activities	$2,453,785	$2,178,470	$275,315	13%

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $2,811,000. Net cash used in operating activities consisted primarily of a net loss of approximately $6,670,000, adjusted for non-cash items principally including: losses on disposal of the Air Temp Services and Green Energy Gains businesses aggregating approximately $2,909,000; amortization of debt discount of approximately $236,000; stock issued for services of approximately $221,000; depreciation and amortization of long-lived and intangible assets of approximately $213,000; provision for credit losses of approximately $121,000; the change in fair value of convertible debt of approximately $104,000; the change in fair value of derivative liabilities of approximately $58,000; the change in fair value of the Section 3(a)(10) Settlement Agreement of approximately $53,000; right-of-use asset amortization on operating and finance leases of approximately $38,000 in the aggregate; and loss on issuance of financial instruments of approximately $37,000; partially offset by the Company’s share of equity in earnings of Sun Solar of approximately $282,000. Net changes in operating assets and liabilities used cash of approximately $151,000, primarily reflecting an increase in prepaid expenses and other current assets and a decrease in accounts payable, substantially offset by an increase in contract liabilities and an increase in accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $2,826,000. Net cash used in operating activities consisted primarily of net loss of approximately $6,977,000 which stem from the increased operating expenses such as heightened legal and administrative costs due to ongoing debt restructuring efforts, alongside inflationary pressures on overhead, which have notably impacted our cash flow despite efforts to streamline operations. This was offset by approximately $3,650,000 of noncash items, primarily related to the loss on extinguishment of debt of approximately $2,716,000, change in fair value measurement of convertible debt of approximately $320,000, change in fair value of forward purchase agreement resulting in a loss of approximately $971,000, depreciation and amortization of long-lived assets and intangible assets of approximately $81,000, amortization of the Company’s debt discount recorded on its different debt facilities of approximately $78,000 offset by a change in fair value of our 3(a)(10) Settlement Agreement of approximately $606,000 and the gain on extinguishment of debt of approximately $15,000. In addition, for the three months ended March 31, 2025, net changes in operating assets and liabilities resulted in cash provided by operating activities of approximately $501,000.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2026 was approximately $58,000, consisting principally of cash paid for capitalized software development costs of approximately $89,000 and purchases of property and equipment of approximately $1,000, partially offset by proceeds of approximately $32,000 from the disposal of the Green Energy Gains business.

Net cash used in investing activities for the three months ended March 31, 2025 was approximately $153,000. Investing activities primarily included the purchase of capitalized software development costs of approximately $150,000 and purchases of property and equipment of approximately $3,000.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 was approximately $2,454,000. Financing activities consisted primarily of proceeds from the issuance of debt of approximately $1,325,000, proceeds from the issuance of convertible notes of approximately $1,611,000, and proceeds from factoring receivable arrangements of approximately $1,547,000, partially offset by repayments of debt of approximately $606,000, repayments on convertible notes of approximately $502,000, repayments on factoring receivable arrangements of approximately $503,000, payments of deferred consideration of approximately $387,000, and payments on finance leases of approximately $30,000.

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

Commitments and Contractual Obligations

Refer to the accompanying notes to the financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Critical Accounting Policies and Significant Management Estimates

In the notes to our condensed consolidated financial statements and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be most significant in determining our results of operations and financial condition and involve a higher degree of judgment and complexity. There have been no changes to those policies that we consider to be material since the filing of our 2025 Annual Report on Form 10-K. The accounting principles used in preparing our condensed consolidated financial statements conform in all material respects to U.S. GAAP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is omitted as it is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of our fiscal quarter ended March 31, 2026. Based on this evaluation, our Chief Executive Officer has concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following a hearing held on April 30, 2026, the court denied the Company’s motion to vacate and granted Plaintiffs’ motion to confirm the arbitration award. Plaintiffs’ counsel subsequently circulated a proposed final judgment which, if entered substantially in its current form, would include aggregate damages, attorneys’ fees, costs, foreclosure-related relief, statutory interest, and other payment obligations totaling in excess of $2.5 million. The Company is evaluating its remaining legal options, including a potential appeal of the order confirming the arbitration award.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” on Form 10-K for the year ended December 31, 2025, as the same may be updated from time to time, which could materially affect our business, financial condition, and future results. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth on Form 10-K for the year ended December 31, 2025, as the same may be updated from time to time.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Between January 1, 2026 and the date of this filing, the Company issued an aggregate of 522,271 shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”), as follows: (i) 33,380 shares issued to directors, officers, advisors, employees, and vendors as equity compensation for services rendered; (ii) 11,548 shares issued to debtholders in connection with debt-to-equity exchanges and conversions of outstanding convertible notes; (iii) 468,750 shares issued as consideration in an acquisition completed during the period; and (iv) 8,593 shares issued toward commitment shares pursuant to acquisition of certain convertible notes.

The above issuances were made pursuant to an exemption from registration under Section 4(a)(2), 3(a)(9) and/or 3(a)(10) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

No.	Description of Exhibit
2.1

Asset Purchase Agreement by and among the Company, Sun Solar LLC, and Caleb Arthur, dated January 5, 2026 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on January 9, 2026).

3.1

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, as amended, of the registrant, effective April 17, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 17, 2026).

10.1

Securities Purchase Agreement, dated January 7, 2026, by and between ConnectM Technology Solutions, Inc. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 3, 2026).

10.2

Promissory Note, dated January 7, 2026, issued by ConnectM Technology Solutions, Inc. to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 3, 2026).

10.3

Securities Purchase Agreement, dated January 20, 2026, by and between ConnectM Technology Solutions, Inc. and Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 3, 2026).

10.4

Promissory Note, dated January 20, 2026, issued by ConnectM Technology Solutions, Inc. to Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 3, 2026).

10.5

Securities Purchase Agreement, dated January 22, 2026, by and between ConnectM Technology Solutions, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 3, 2026).

10.6

Promissory Note, dated January 22, 2026, issued by ConnectM Technology Solutions, Inc. to Auctus Fund, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 3, 2026).

10.7

Exchange Agreement by and between ConnectM Technology Solutions, Inc., Harry Kahn Associates, Inc., William F. Mumma Jr. and Phillip V. Perry, dated March 10, 2026 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 18, 2026).

10.8	Form of Registration Rights Agreement, dated March 10, 2026 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 18, 2026).
10.9

Promissory Note, dated March 10, 2026 issued by ConnectM Technology Solutions, Inc. to Harry Kahn Associates, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 18, 2026).

10.10

Share Swap Agreement, dated as of April 6, 2026, by and among the registrant, Blue Cloud Softech Solutions Limited and AstraBridge Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 5, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ConnectM Technology Solutions, Inc.

Date: May 26, 2026	By:	/s/ Bhaskar Panigrahi
	Name:	Bhaskar Panigrahi
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 26, 2026	By:	/s/ Mahesh Choudhury
	Name:	Mahesh Choudhury
	Title:	Principal Financial Officer
(principal financial officer and principal accounting officer)