Form 10-Q
period 2026-06-30
ConnectM Technology Solutions, Inc.
filed 2026-08-24
CIK 1895249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 17, 2026, there were 5,727,583 shares of common stock of the Company issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONNECTM TECHNOLOGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,393,541	$2,736,582
Accounts receivable - net of allowance for credit loss	2,630,099	2,134,188
Related party receivables	346,905	—
Contract asset	341,488	303,910
Inventories, net	109,802	117,972
Prepaid expenses and other current assets	649,689	597,563
Current assets from discontinued operations	—	2,280,343
Total current assets	6,471,524	8,170,558
Right-of-use asset – operating lease	56,887	146,975
Right-of-use asset – finance lease	21,371	54,147
Property and equipment, net	534,057	624,519
Goodwill	2,604,288	5,216,788
Intangible assets, net	1,759,873	1,887,398
Investment in equity method investee	7,833,464	—
Investment in equity securities	33,726,399	—
Non - current assets from discontinued operations	—	20,069,739
Total Assets	$53,007,863	$36,170,124
Liabilities and Stockholders’ equity
Current liabilities
Accounts payable	$7,239,557	$6,242,831
Accrued expenses and other current liabilities	6,920,027	1,456,008
Contingent consideration liability	1,229,550	1,441,164
Debt, net of debt discount	9,678,276	6,214,932
Convertible debt, at fair value	6,189,849	5,321,303
Derivative liabilities	273,702	234,389
Deferred consideration	172,414	—
Operating lease liability	48,297	57,510
Finance lease liability	51,462	58,398
Contract liabilities	761,848	705,563
3(a)(10) Settlement Agreement, at fair value	3,668,000	3,634,000
Other payable	—	250,000
Deferred tax liabilities	—	—
Current liabilities from discontinued operations	—	7,293,806
Total current liabilities	36,232,982	32,909,904
Debt, net of current portion	609,867	824,344
Operating lease liabilities, net of current portion	10,725	96,714
Finance lease liabilities, net of current portion	—	43,749
Contingent consideration liability, net of current portion	330,226	330,226
Non-current liabilities from discontinued operations	—	389,724
Total liabilities	37,183,800	34,594,661
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock Series A, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025 no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 5,656,163 and 4,789,230 issued and outstanding as of June 30, 2026 and December 31, 2025 respectively (1)	566	479
Additional paid-in-capital	69,859,751	60,164,022
Accumulated deficit	(55,866,251)	(61,671,150)
Accumulated other comprehensive loss from discontinuing operations	—	(20,333)
Total ConnectM Technology Solutions, Inc.’s stockholders’ equity/(deficit)	13,994,066	(1,526,982)
Noncontrolling interest from continuing operations	1,829,997	1,555,140
Noncontrolling interest from discontinuing operations	—	1,547,305
Total stockholders’ equity	15,824,063	1,575,463
Total liabilities and stockholders’ equity	$53,007,863	$36,170,124
(1)

Amounts have been adjusted to reflect the 1-for-32 reverse stock split that became effective for market purposes on April 20, 2026. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(all amounts in USD, except number of shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$9,794,419	$7,885,201	$17,439,822	$16,139,557
Cost of revenues	6,990,367	5,004,447	12,771,163	10,333,362
Gross profit	2,804,052	2,880,754	4,668,659	5,806,195
Selling, general and administrative expenses	5,397,640	6,421,235	10,118,405	12,556,211
Loss on impairment of intangible assets	322,616	—	322,616	—
Loss from operations	(2,916,204)	(3,540,481)	(5,772,362)	(6,750,016)
Other income (expense):
Interest expense	(844,128)	(85,757)	(1,348,196)	(573,076)
Loss on issuance of financial instruments	(36,100)	—	(72,600)	—
Loss on extinguishment of debt and vendor payable	(28,029)	(825,067)	(28,029)	(3,331,474)
Change in fair value of convertible debt	(442,573)	(510,577)	(546,811)	(830,272)
Gain on Extinguishment of debt	48,321	—	48,321	—
Change in fair value of derivative liabilities	18,975	(510,661)	(39,313)	(544,209)
Gain on settlement of contingent consideration	167,162	—	167,162	—
Change in fair value of forward purchase agreement	—	—	—	(971,000)
Change in fair value on Section 3(a)(10) Settlement Agreement (Note 9)	19,000	(1,335,928)	(34,000)	(925,677)
Gain (loss) on disposal of business	—	—	(2,908,964)	—
Equity in earnings of equity method investee	426,941	—	708,464	—
Change in fair value of investment in equity securities	2,312,820	—	2,312,820	—
Other income (expense), net	96,902	(85,464)	107,336	162,393
Total other income (expense), net	1,739,291	(3,353,454)	(1,633,810)	(7,013,315)
Loss from operations before income taxes	(1,176,913)	(6,893,935)	(7,406,172)	(13,763,331)
Income tax benefit	—	—	—	—
Loss from continuing operations	$(1,176,913)	$(6,893,935)	$(7,406,172)	$(13,763,331)
Less: net income (loss) from continuing operations attributable to non-controlling interest	(8,967)	135,223	274,857	176,294
Net loss from continuing operations	$(1,167,946)	$(7,029,158)	$(7,681,029)	$(13,939,625)
Discontinued operations
Gain (loss) from discontinued operations	(225,832)	2,236,764	(666,318)	2,128,821
Gain on disposal of discontinued operation	19,053,911	—	19,053,911	—
Income tax on discontinued operations	(4,900,000)	—	(4,900,000)	—
Income from discontinued operation, net of tax	$13,928,079	$2,236,764	$13,487,593	$2,128,821
Less: net income from discontinued operations attributable to non-controlling interest	9,489	2,733	1,665	2,733
Net income from discontinued operation, net of tax	$13,918,590	$2,234,031	$13,485,928	$2,126,088

Net Income (loss) from continuing and discontinuing operations	$12,751,166	$(4,657,171)	$6,081,421	$(11,634,510)
Less: net income from continuing and discontinued operations attributable to non-controlling interest	522	137,956	276,522	179,027
Net Income (loss) attributable to ConnectM Technology Solutions, Inc.	$12,750,644	$(4,795,127)	$5,804,899	$(11,813,537)
Other comprehensive income (loss):
Foreign currency translation adjustments for continuing operations	—	—	—	—
Foreign currency translation adjustments for discontinued operations	(197,691)	(43,860)	(757,727)	(33,079)
Comprehensive gain (loss) before noncontrolling interests	$12,553,475	$(4,701,031)	$5,323,694	$(11,667,589)
Less: net income (loss) from continuing operations attributable to non-controlling interest	(8,967)	135,223	274,857	176,294
Less: net income from discontinued operations attributable to non-controlling interest	9,489	2,733	1,665	2,733
Comprehensive loss attributable to ConnectM Technology Solutions, Inc.	$12,552,953	$(4,838,987)	$5,047,172	$(11,846,616)

Weighted average shares outstanding of common stock	5,501,554	1,765,497	5,378,212	1,381,035
Basic and diluted net loss per share, common stock for continuing operations	$(0.21)	$(3.98)	$(1.43)	$(10.09)
Basic and diluted net loss per share, common stock for discontinued operations	$2.53	$1.27	$2.51	$1.54
(1)

Amounts have been adjusted to reflect the 1-for-32 reverse stock split that became effective for market purposes on April 20, 2026. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(all amounts in USD, except number of shares)

	For the Six Months Ended June 30, 2026
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity/(Deficit)	interests	Equity/(Deficit)
Balances, as of January 1, 2025	909,165	$91	$20,155,738	$(45,426,099)	$166,007	$(25,104,263)	$1,317,756	$(23,786,507)
Issuance of common stock to settle claim under Section 3(a)10 Settlement Agreement (see Note 9)	114,830	11	3,077,241	—	—	3,077,252	—	3,077,252
Issuance of common stock to settle share reset derivative liabilities (see Note 9)	85,537	8	1,711,997	—	—	1,712,005	—	1,712,005
Other comprehensive income	—	—	—	—	10,781	10,781	—	10,781
Net loss from continuing and discontinued operations	—	—	—	(7,126,353)	—	(7,126,353)	43,804	(7,082,549)
Balances, as of March 31, 2025	1,109,532	$110	$24,944,976	$(52,552,452)	$176,788	$(27,430,578)	$1,361,560	$(26,069,018)
Issuance of common stock to extinguish obligations to vendors and lenders under 3a10 plan	314,674	$31	$5,411,467	$—	$—	$5,411,498	$—	$5,411,498
Issuance of common stock to BOD and employees	50,694	5	372,235	—	—	372,240	—	372,240
Issuance of common stock to Vendors	18,281	2	132,893	—	—	132,895	—	132,895
Issuance of common stock in connection with stock subscription	114,323	11	804,989	—	—	805,000	—	805,000
Issuance of common stock in connection with the conversion of convertible debt and accrued interest under 3(a)(9) settlement	477,842	48	7,740,867	—	—	7,740,915	—	7,740,915
Issuance of common stock in connection with acquisition of ATS & SESB	153,125	15	3,141,463	—	—	3,141,478	—	3,141,478
Increase in non-controlling interests from business combination	—	—	—	—	—	—	228,520	228,520
Other comprehensive income from continuing operations	—	—	—	—	—	—	—	—
Other comprehensive income from discontinued operations	—	—	—	—	(43,860)	(43,860)	—	(43,860)
Net loss from continuing and discontinued operations	—	—	—	(4,657,171)	—	(4,657,171)	135,223	(4,521,948)
Balances, as of June 30, 2025	2,238,471	$222	$42,548,890	$(57,209,623)	$132,928	$(14,527,583)	$1,725,303	$(12,802,280)

Balance, as of January 1, 2026	4,789,230	$479	$60,164,021	$(61,671,149)	$(20,333)	$(1,526,982)	$3,102,445	$1,575,463
Issuance of commitment shares in connection with convertible debt	8,593	1	102,028	—	—	102,029	—	102,029
Issuance of common stock in connection with the conversion of SEPA conversion debt	11,548	1	93,198	—	—	93,199	—	93,199
Issuance of common stock in connection with share exchange agreement to settled accounts payable vendors	6,974	1	70,539	—	—	70,540	—	70,540
Issuance of common stock to BOD and employees	26,406	3	220,754	—	—	220,757	—	220,757
Issuance of common stock in connection with equity method investment in Sun Solar	468,750	47	7,124,953	—	—	7,125,000	—	7,125,000
Fractional share adjustment due to reverse stock split	1,410	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	(560,036)	(560,036)	—	(560,036)
Net loss from continuing and discontinued operations	—	—	—	(6,945,745)		(6,945,745)	276,000	(6,669,745)
Balances, as of March 31, 2026	5,312,911	$532	$67,775,493	$(68,616,894)	$(580,369)	$(1,421,238)	$3,378,445	$1,957,207
Issuance of commitment shares in connection with convertible debt	11,596	1	76,455	—	—	76,456	—	76,456
Issuance of common stock in connection with the conversion of SEPA conversion debt	72,551	7	546,008	—	—	546,015	—	546,015
Issuance of common stock in connection with share exchange agreement to settled accounts payable vendors	13,662	1	101,079	—	—	101,080	—	101,080
Issuance of common stock to BOD and employees	12,695	1	81,247	—	—	81,248	—	81,248
Issuance of common stock in connection with acquisition of HKA (see Note 15)	12,500	2	77,109	—	—	77,111	—	77,111
Fractional share adjustment due to reverse stock split	9,304	—	—	—	—	—	—	—
Issuance of common stock in connection with the conversion of convertible debt and accrued interest under 3a9	210,944	22	1,202,360	—	—	1,202,382	—	1,202,382
Decrease in noncontrolling interest from sale of subsidiary equity	—	—	—	—	—	—	(1,548,970)	(1,548,970)
Release of cumulative translation adjustment on deconsolidation of GIX	—	—	—	—	778,060	778,060	—	778,060
Other comprehensive income from continuing operations	—	—	—	—	(197,691)	(197,691)	—	(197,691)
Net loss from continuing and discontinued operations	—	—	—	12,750,643	—	12,750,643	522	12,751,164
Balances, as of June 30, 2026	5,656,163	$566	69,859,751	$(55,866,251)	$—	$13,994,066	$1,829,997	$15,824,063
(1)	Amounts have been adjusted to reflect the 1-for-32 reverse stock split that became effective for market purposes on April 20, 2026. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,081,421	$(11,634,510)
Less: Income/ Loss on discontinuing operation	13,487,593	2,128,821
Net loss from continuing operations	(7,406,172)	(13,763,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	279,935	194,491
Amortization of debt discount	729,584	105,195
Stock-based compensation expense	302,004	505,133
Right-of-use asset - amortization on finance leases	32,776	45,301
Right-of-use asset - amortization on operating leases	3,785	30,748
Equity in earnings of equity method investee	(708,464)	—
Change in fair value of investment in equity securities	(2,312,820)	—
Loss on disposal of GEG	238,989	—
Loss on disposal of ATS	2,669,975	—
Provision for expected credit loss	769,021	254,305
Loss on issue of financial instrument	72,600	—
Loss on extinguishment of debt and vendor payable	28,029	3,331,474
Gain on extinguishment of debt	(48,321)	—
Gain on disposal of property and equipment	—	(23,500)
Loss on reposessed vehicle	—	12,706
Change in fair value of 3(a)(10) Settlement Agreement (Note 9)	34,000	925,677
Change in fair value of convertible debt	546,811	830,272
Change in fair value of derivative liabilities	39,313	544,209
Gain on settlement of contingent consideration	(167,162)	—
Loss on impairment of intangible assets	322,616	—
Other payable	(250,000)	—
Loss on termination of lease	—	37,196
Change in fair value of forward purchase agreement	—	971,000
Changes in operating assets and liabilities:
Accounts receivable	(1,463,398)	(2,195,906)
Contract asset	156,450	95,598
Inventory	8,170	(244,662)
Prepaid expenses and other current assets	(46,463)	771,272
Accounts payable	1,144,408	1,921,912
Accrued expenses and other current liabilities	480,795	(300,830)
Contingent consideration liability	(44,452)	—
Operating lease liabilities	—	(39,256)
Working capital advances	—	122,300
Contract liabilities	1,908	1,557,940
Net cash used in operating activities - continuing operations	(4,586,083)	(4,310,756)

Net cash used in operating activities - discontinuing operations	(913,050)	(149,199)

CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS
Purchase of property and equipment	(2,733)	—
Proceeds from disposal of GEG	50,000	—
Purchase consideration paid for acquisition of HKA, net of cash acquired	25,268	—
Cash paid for capitalized software development costs	(145,671)	(34,086)
Proceeds from the sale of property and equipment	—	23,500
Cash received (paid) for noncontrolling interest	—	—
Net cash used in investing activities - continuing operations	(73,136)	(10,586)

Net cash provided by (used in) investing activities - discontinuing operations	(117,805)	551,885

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	4,766,878	735,000
Proceeds from factoring receivable arrangements	306,423	—
Proceeds from the issuance of convertible notes	3,292,400	3,556,000
Repayments on convertible notes	(905,335)	(75,000)
Cash paid for debt issuance costs	(1,238,278)	—
Repayments of debt	(1,931,197)	(743,392)
Payment on finance leases	(50,684)	(49,523)
Proceeds from Stock Subscription agreement	—	595,578
Repayment of premium financing obligations	—	(147,524)
Proceeds from Forward Purchase agreement	—	500,000
Net cash provided by financing activities - continuing operations	4,240,207	4,371,139

Net cash provided by (used in) financing activities - discontinuing operations	365,083	(166,273)

Effect of exchange rate changes on cash	741,743	(36,009)
Increase (decrease) in cash and cash equivalents	(343,041)	250,201
Cash and cash equivalents, beginning of the period	2,736,582	2,407,843
Cash and cash equivalents, end of the period	$2,393,541	$2,658,044

Supplemental disclosures of cash flow information:
Cash paid for interest	$366,903	$64,440
Supplemental disclosures of noncash investing and financing information:
Issuance of shares for equity method investment	$7,125,000	$—
Issuance of commitment shares in connection with convertible debt	$178,485	$—
Issuance of common stock in connection with the conversion of SEPA conversion debt	$639,214	$—
Fair value of shares issued to settle Claim under Section 3(a)(9) Settlement Agreement	$1,202,382	$—
Settlement of accounts payable through issuance of shares	$171,620	$—
Consideration receivable from disposal of GEG	$50,000	$—
Shares issued to acquire new subsidiaries (HKA)	$77,111	$—
Non-cash investment for shares received from Blue Cloud	$31,413,579	$—
Gain on deconsolidation of discontinuing operations (net of tax)	$14,153,911	$—
Gain on extinguishment of debt	$48,321	$—
Deferred consideration payable	$172,414	$—
Fair value of shares issued to settle Claim under 3(a)(10) Settlement Agreement	$—	$8,488,750
Carrying value of accounts payable extinguished with 3(a)(10) Settlement Agreement	$—	$5,278,077
Carrying value of debt extinguished with 3(a)(10) Settlement Agreement	$—	$3,630,000
Fair value of shares issued to settle the share reset derivative liabilities	$—	$1,712,005
Extinguishment of accounts payable through issuance of debt	$—	$175,950
Reposesed vehicle	$—	$39,228
Fair value of shares issued to settle Claim under 3(a)(9) Settlement Agreement	$—	$7,740,915
Removal of ROU asset and lease liability at lease termination	$—	$39,929
Reclassification of remaining obligation under terminated lease	$—	$59,037
Acquisition of non-controlling interest	$—	$228,520
Shares issued to acquire new subsidiaries	$—	$3,141,478
Financed insurance premium	$—	$147,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONNECTM TECHNOLOGY SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 1: ORGANIZATION AND OPERATIONS

ConnectM Technology Solutions, Inc. (the “Company”, “we” and/or “our”), a Delaware corporation, conducts its operations through its subsidiaries as a constellation of technology-driven businesses powering the modern energy economy. The Company’s mission is to reshape how energy is used in homes, businesses, infrastructure, and logistics to create a higher quality of life, lower costs, and help chart a course for a more sustainable future.

The Company’s continuing operations are primarily focused on DeliveryCircle, asset-light logistics technology subsidiary, Keen Labs, the Company’s wholly owned AI and technology subsidiary, and Harry Kahn Associates, Inc, (“HKA”), the Company’s wholly owned subsidiary.

The Company delivers solutions to its customers for (i) the decarbonization of homes, critical infrastructure and businesses through energy management-as-a-service offerings, including weatherization, HVAC, solar, and through the wholesale distribution of AI-enabled heat pump equipment and smart controls, (ii) the facilitation of business-to-business transportation through its online and mobile last-mile delivery platform utilizing contracted drivers, and (iii) the management of connected operations through its industrial internet of things (“IIoT”) platform. These offerings are integrated and optimized through the Company’s proprietary platform, developed and continuously enhanced by Keen Labs, its AI and technology subsidiary.

DeliveryCircle operates an online and mobile last-mile delivery platform that utilizes independent contracted drivers to facilitate business-to-business transportation.

On April 3, 2026, the Company acquired 100% of the outstanding shares of Harry Kahn Associates, Inc. (“HKA”), which became a wholly owned subsidiary of the Company. HKA is a leading provider of logistics support analysis databases, technical manuals, and training materials for the U.S. Department of Defense, the U.S. Coast Guard, and major defense OEMs including Boeing, Northrop Grumman, and Lockheed Martin. HKA has maintained an uninterrupted contracting relationship with the Naval Air Systems Command since 1976, holds ISO 9001:2015 certification for technical data development, and has supported programs across all branches of the U.S. military.

The Company’s OSN segment provides energy solutions directly to residential, commercial and enterprise customers. OSN’s operations primarily include the installation, maintenance and servicing of electrified heating and cooling systems and distributed energy solutions, including solar and battery systems. The installed equipment is supported by the Company’s AI-driven energy intelligence platform, which enables monitoring of equipment performance and efficiency and facilitates the identification of maintenance requirements.

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

The Company previously provided managed solutions offerings, including human resources management, procurement services, omnichannel marketing and lead generation services, and access to working capital solutions designed to improve operating efficiency and enhance profitability for service providers. The Company is currently evaluating to cease to provide managed solution services.

The Company is actively rationalizing its segment portfolio to focus on its highest-quality, U.S. based verticals that contribute positively to operating results. During the three and six months ended June 30, 2026, the Company continued to streamline certain HVAC, solar, and other home service operations within the Owned Service Network segment as the Company shifted its decarbonization strategy toward product-led and technology-enabled offerings. The Keen Labs segment conducts the Company’s technology platform operations and U.S. wholesale procurement and distribution of solar, energy storage, and related balance-of-system components through

Keen Labs Operations, Inc., and contributed approximately $3,855,000 and $5,705,000 of product sales revenue during the three and six months ended June 30, 2026, respectively under VPP kit supply arrangements with installation partners. The remaining Owned Service Network operations are subject to ongoing strategic review. As discussed above, the Company terminated its last remaining Managed Solutions service agreement in April 2026.

On May 23, 2025, Global Impx LLC (“GIX”) was organized as a Delaware limited liability company. GIX had no business transactions from its date of formation through November 2025. Prior to January 1, 2026, the Company directly held 100% of the equity interests of ConnectM Technology Solutions Private Limited (“ConnectM India”), through which the Company held interests in certain Indian subsidiaries and investments, including Cambridge Energy Resources Private Limited, CER Rooftop Private Limited, CER Microgrids Private Limited and Geo Impex & Logistics Private Limited. Effective January 1, 2026, the Company contributed 100% of its equity interests in ConnectM India to GIX. Following the contribution, GIX became the direct parent of ConnectM India and indirectly held ConnectM India’s interests in its underlying subsidiaries and investments. The Company continued to control GIX following the contribution. Accordingly, the transaction represented a reorganization of entities under the common control of the Company. On February 10, 2026, GIX converted from a Delaware limited liability company to a Delaware corporation and changed its name from Global Impx LLC to Global Impx Inc.

The Company completed the previously announced Share Swap Agreement with Blue Cloud Softech Solutions Limited, a Company registered in India and listed in national stock exchanges in India (“Blue Cloud”), transferring 94.12% of the issued and outstanding equity of Global Impx Inc. (“GIX”), which held the Company’s India-based operations, to Blue Cloud. The Company previously offered display clusters, digital control units, and vehicle control units used in the management of connected operations, which are sold in the India market through the Company’s subsidiary, ConnectM India Private Limited (“CMI”). Further, the Company previously offered telecom tower and related infrastructure services in the India market through the Company’s subsidiary, Cambridge Energy Resources Private Limited (“CER”). In June 2026, the Company disposed of both CMI and CER and the results of the disposal, those operations are presented as discontinued operations (see note 4).

The Company reported its results through five operating segments: Owned Service Network, Managed Solutions, Keen Labs, Logistics, and Other. As a result of the disposition of GIX, the Company divested its Distributed Energy & Renewables and Transportation segments, which are presented as discontinued operations in this report. Prior to the disposal, the Company’s revenues generated outside the United States were attributable to these two segments.

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

These interim consolidated statements have been prepared pursuant to the rules and regulations of the SEC, which permit reduced disclosure for interim periods. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, changes in stockholders’ equity, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements as of that date. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2026.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.

Changes to previously issued financial statements

During the preparation of the Company’s condensed consolidated financial statements, management identified certain changes to the Company’s previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, which were included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025. Management evaluated the errors, individually and in the aggregate, and concluded that they were not significant to the Company’s previously issued condensed consolidated financial statements for the prior period. Accordingly, amendment of the prior filing is not required. However, management determined that the errors should be corrected by revising the applicable prior-period financial information presented herein. The revisions to the previously reported financial information primarily resulted from the following:

●	Interim Period revisions: In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, the Company identified certain insignificant adjustments that were attributable to prior interim periods. Accordingly, the comparative condensed consolidated statements of operations for the three and six months ended June 30, 2025 have been revised to reflect the effects of these adjustments in the appropriate periods. The following were the adjustments made:
i)	Certain costs had been capitalized as intangible assets during prior interim periods although the applicable capitalization criteria had not been met. These amounts were subsequently reversed as of December 31, 2025, and have been reflected in the appropriate prior interim periods. The adjustment resulted in an increase of approximately $254,000 to selling, general and administrative expenses.
ii)	Certain moulds used in the manufacturing of chips had previously been classified as inventory, although such classification did not appropriately reflect their nature and use in the Company’s operations. These amounts were subsequently reclassified from inventory to property and equipment in the Company’s Form 10-K filing. Although the reclassification and related depreciation were appropriately reflected in the Form 10-K, the moulds and related amounts were not correctly presented in the Company’s previously filed Form 10-Q filings. Accordingly, depreciation on such molds has been computed and recorded in the appropriate prior interim periods to reflect their use in operations. Accordingly, the Company recorded approximately $4,500 of additional depreciation expense within selling, general and administrative expenses in the applicable prior interim periods.
iii)	Certain expenses previously classified within selling, general and administrative expenses were reclassified to cost of revenue to better reflect the nature of the underlying costs. The reclassification was approximately $55,000 and had no impact on loss from operations or net loss.
iv)	The Company identified a classification difference in December 31, 2025 financial statement whereby changes in the fair value of debt instruments related to its section 3(a)(10) immediately prior to extinguishment were recorded within gain/(loss) on extinguishment of debt and additional paid in capital instead of gain/(loss) on change in fair value. The effects of these revisions, which were previously reflected as part of the year-end adjustments, have been reflected in the appropriate prior interim periods. The revisions included adjustments of approximately $1,543,000 and $774,000 related to change in fair value of the Section 3(a)(10) settlement agreement and loss on extinguishment of debt and vendor payables, respectively.
v)	The Company identified an additional allowance for expected credit losses that should have been recognized as of June 30, 2025. Accordingly, the Company recorded an additional provision for expected credit losses of approximately $254,000 within selling, general and administrative expenses in the applicable prior interim period.
vi)	The Company identified certain revenue that had previously been deferred but for which the applicable revenue recognition criteria were satisfied during the prior interim period. Accordingly, revenue for the applicable prior period was increased by approximately $150,000.
vii)	The Company identified certain expenses for which accruals had not been recorded in the appropriate prior interim periods. Accordingly, the Company recorded additional accrued expenses of approximately $138,000 within cost of revenue and selling, general and administrative expenses, as applicable.

●	Discontinued operations: On June 17, 2026, the Company completed the disposition of its GIX operations. As a result, the GIX operations qualified for presentation as discontinued operations. Accordingly, the comparative condensed consolidated statements of operations for the three and six months ended June 30, 2025 have been retrospectively revised to present the results of the GIX operations as discontinued operations. (see Note 4)

The impact of the adjustment on the line items within the previously reported unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025 included in the Company’s Form 10-Q filed with the SEC on September 16, 2025 are as follows:

	Six Months Ended June 30, 2025
	Numbers			Discontinuing	Continuing
	reported as of	revision	Adjusted	Operations as of	Operations as of
	June 30, 2025	adjustments	balances	June 30, 2025	June 30, 2025
Revenues	$17,499,834	$150,600	$17,650,434	$1,510,877	$16,139,557
Cost of revenues	11,513,224	138,440	11,651,664	1,318,302	10,333,362
Gross profit	5,986,610	12,160	5,998,770	192,575	5,806,195
Selling, general and administrative expenses	12,579,336	493,798	13,073,134	516,923	12,556,211
Loss on impairment of intangible assets	—	—	—	—	—
Loss from operations	(6,592,726)	(481,638)	(7,074,364)	(324,348)	(6,750,016)
Other income (expense):
Interest expense	(595,635)	—	(595,635)	22,559	(573,076)
Loss on extinguishment of debt and vendor payable	(4,105,692)	774,218	(3,331,474)	—	(3,331,474)
Change in fair value of convertible debt	(830,272)	—	(830,272)	—	(830,272)
Change in fair value of forward purchase agreement	(971,000)	—	(971,000)	—	(971,000)
Change in fair value of derivative liabilities	(544,209)	—	(544,209)	—	(544,209)
Bargain Purchase Gain	2,486,702	—	2,486,702	2,486,702	—
Change in fair value on 3(a)(10) Settlement Agreement (Note 6)	617,966	(1,543,643)	(925,677)	—	(925,677)
Other income (expense), net	151,419	—	151,419	10,974	162,393
Total other income (expense), net	(3,790,721)	(769,425)	(4,560,146)	2,453,169	(7,013,315)
Net income (loss)	(10,383,447)	(1,251,063)	(11,634,510)	2,128,821	(13,763,331)

	Three Months Ended June 30, 2025
	Numbers			Discontinuing	Continuing
	reported as of	revision	Adjusted	Operations as of	Operations as of
	June 30, 2025	adjustments	balances	June 30, 2025	June 30, 2025
Revenues	$8,511,491	$150,600	$8,662,091	$776,890	$7,885,201
Cost of revenues	5,538,614	138,440	5,677,054	672,607	5,004,447
Gross profit	2,972,877	12,160	2,985,037	104,283	2,880,754
Selling, general and administrative expenses	6,292,160	493,798	6,785,958	364,723	6,421,235
Loss on impairment of intangible assets	—	—	—	—	—
Loss from operations	(3,319,283)	(481,638)	(3,800,921)	(260,440)	(3,540,481)
Other income (expense):
Interest expense	(102,171)	—	(102,171)	16,414	(85,757)
Loss on extinguishment of debt and vendor payable	(1,599,285)	774,218	(825,067)	—	(825,067)
Change in fair value of convertible debt	(510,577)	—	(510,577)	—	(510,577)
Change in fair value of forward purchase agreement	—	—	—	—	—
Change in fair value of derivative liabilities	(510,661)	—	(510,661)	—	(510,661)
Bargain Purchase Gain	2,486,702	—	2,486,702	2,486,702	—
Change in fair value on 3(a)(10) Settlement Agreement (Note 6)	207,715	(1,543,643)	(1,335,928)	—	(1,335,928)
Other income (expense), net	(58,548)	—	(58,548)	26,916	(85,464)
Total other income (expense), net	(86,825)	(769,425)	(856,250)	2,497,204	(3,353,454)
Net income (loss)	(3,406,108)	(1,251,063)	(4,657,171)	2,236,764	(6,893,935)

Use of estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of financial assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company’s most significant estimates and judgments involve the identification of intangible assets and goodwill in business combination, and determination of their useful life, valuation of acquired assets and assumed liabilities in a business combination, assessment of financial instruments as equity or liability, valuation of equity-classified and liability classified financial instruments, the useful lives of long-lived assets and identified intangible assets, assumptions used in assessing impairment of long lived assets, identified intangible assets and goodwill, valuation of contingent consideration obligations, valuation of Purchase Price Allocation (“PPA”) for assets acquisition and convertible debt reported at fair value.

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

The Company reported its results through five operating segments: Owned Service Network, Managed Solutions, Keen Labs, Logistics, and Other. As a result of the disposition of GIX, the Company divested its Distributed Energy & Renewables and Transportation segments, which are presented as discontinued operations in this report.

Below are five operating and reportable segments based on the level at which the CODM reviews operating results, assesses performance and makes decisions regarding resource allocation as follows:

(1)

Owned service network segment consists of our owned service providers who serve as a single point solution provider for enterprises, infrastructure providers, homeowners, and light commercial building owners for their electrification and decarbonization needs, including system design, installation, monitoring, maintenance and repair of solar energy systems and HVAC solutions. The owned service providers use the Company’s technology platform, which provides maintenance, repair, and installation guidance and optimization (the “Technology Platform”), in servicing the homeowners and light commercial building owners. During the three and six months ended June 30, 2026, the Company continued to streamline certain HVAC, solar, and other home service operations within the Owned Service Network segment as the Company shifted its strategy toward product-led and technology-enabled offerings. As of June 30, 2026, the Company had not authorized and approved a plan to sell and continued to evaluate multiple strategic alternatives. Accordingly, the disposal group did not meet the criteria for classification as held for sale under ASC 205-20-45-1E as management had not committed to a plan of sale and a sale was not considered probable within one year.

(2)

Managed solutions segment provides third party residential and light commercial service providers with access to the Technology Platform as well as a selection of servicing offerings that the managed solutions customer can select from, including human resources management, procurement services, omnichannel marketing and lead generation as well as access to short-term working capital loans. The Company terminated its last remaining managed service agreement in April 2026, and this segment is expected to be eliminated as a reportable segment beginning in the third quarter of 2026. As the Company continues to focus on its strategy toward product-led and technology-enabled offerings and as part of this strategy, the Company terminated its managed service solution agreement. As of June 30, 2026, the Company had not authorized and approved a plan to sell and continued to evaluate multiple strategic alternatives for this segment. Accordingly, the termination of services did not meet the criteria for classification as held for sale under ASC 205-20-45-1E as management had not committed to a plan of sale and a sale was not considered probable within one year, consider this the segment is presented as held-and-used in these condensed consolidated financial statements.

(3)

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
(5)

Other segment - Comprises corporate-level operations and the Company’s HKA subsidiary, this segment generated de minimis revenue during the periods presented, consisting of less than $200,000 from HKA.

The following segments have been divested as a result of disposal of the transaction described in Note 4:

(1)

Distributed Energy & Renewables (“DER”) focuses on the delivery of solar and distributed energy solutions for commercial, residential, consumer, and industrial customers in India, including project development, EPC services and ongoing energy management, conducted through the Company’s Cambridge Energy Resources (“CER”) subsidiary. The DER segment’s operations are included within the scope of the Blue Cloud transaction.

(2)

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

Revenue is recognized based on a five step model that includes (1) Identification of the contract with a customer, (2) Identification of the performance obligations in the contract, (3) Determination of the transaction price, (4) A location of the transaction price to the performance obligations in the contract, (5) Recognition of revenue when, or as, the Company satisfies a performance obligation.

Installation and Maintenance Services

Our installation services encompass both solar energy systems and HVAC solutions, including system design, procurement and delivery of key components, and full installation. Solar energy system components typically include photovoltaic modules, inverters, battery storage systems, and related equipment, while HVAC installations include heating, ventilation, and air conditioning units, ductwork, and control systems. These services also include activities required to integrate the systems with existing infrastructure and, where applicable, facilitate connection to the electrical grid. These services represent multiple performance obligations that are combined into a single unit of accounting. Each transaction is a distinct performance obligation, priced on a standalone basis. The transaction price is determined at service or contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for the services provided to the customer and is reported net of discounts that may be offered. Discounts, if any, are genera ly explicitly stated in a contract as a fixed percentage of the transaction price related to the performance obligations within the contract.

Our operations are organized into two primary categories: Solar and HVAC installation and maintenance services to customers.

For all installation and maintenance contracts as mentioned above, we recognize revenue over time. Our over-time revenue recognition begins when the solar power systems and HVAC solutions are fully installed (as it is at this point that control of the assets begins to be transferred to the customer and the customer retains the significant risks and rewards of ownership). For certain Installation and maintenance services which have significant installation period, we recognize revenue using the input method based on direct costs to install the systems and defer the costs of installation until such time that that control of the assets transfers to the customer (installation).

In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred for installation and obtaining the permission to operate, each relative to the total estimated cost to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Cost based input methods of revenue recognition are considered a faithful depiction of the Company’s efforts to satisfy these certain specific Installation and maintenance contracts and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred towards contract completion may include costs associated with modules, direct materials, labor, subcontractors, and other indirect costs related to contract performance.

Certain specific installation and maintenance contracts with very short installation period are typically completed within one to two weeks, and invoicing generally occurs upon completion of performance. Given the short-term nature of these contracts, the Company has elected to apply the “as-invoiced” practical expedient under ASC 606-10-55-18, as the invoiced amount corresponds directly with the value of the services transferred to the customer at each bi ling. The output method is considered the most faithful depiction of the Company’s performance for these contracts because, unlike the input method used for longer-duration installation and maintenance contracts, the short contract duration and direct correspondence between invoiced amounts and value delivered to the customer make cost-based progress measurement unnecessary. Accordingly, revenue is recognized in the amount invoiced.

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

Logistics Services

Logistics services revenue consists of delivery fees paid by customers for completed deliveries through DeliveryCircle’s proprietary Decios platform. DeliveryCircle acts as a principal in its delivery arrangements, as it controls the delivery service before it is transferred to the customer, directs the carriers who perform the deliveries, bears primary responsibility for fulfilment, has discretion in establishing pricing, and assumes inventory and credit risk. Accordingly, delivery service revenue is presented gross.

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

Managed Solutions

Managed solutions revenue represents support services provided to a customer, including human resources and payroll administration, procurement and vendor management, marketing and lead generation, working capital and financing facilitation, and business implementation services including technology platform onboarding. While each of these services is individually capable of being distinct — as the customer could benefit from each service on its own or together with other readily available resources under ASC 606-10-25-19(a) — the Company has determined that the services are not separately identifiable within the context of the contract under ASC 606-10-25-19(b) and are therefore combined into a single performance obligation. Specifically, the Company provides a significant service of integrating the individual services into a single, unified managed services model, and is responsible for coordinating, managing, and overseeing all service elements. The services are highly interdependent and interrelated, are designed to be delivered together, and no individual service provides meaningful standalone benefit within the context of the contract; removing or modifying any individual service would significantly affect the overall arrangement and the customer’s ability to obtain the intended benefit under the MSA.

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

Revenue recognition – HKA

The Company recognizes revenue from HKA’s contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers. HKA primarily enters into fixed-price contracts with defense contractors to provide engineering and technical-data services, including logistics product data, engineering data for provisioning, technical manuals, training documentation and instructional media.

At contract inception, the Company identifies the performance obligations within each contract and allocates the transaction price to each performance obligation based on its relative standalone selling price. Distinct contract line items or contract data requirement list (“CDRL”) deliverables are generally accounted for as separate performance obligations. Multiple submission or acceptance stages related to a single deliverable are generally considered milestones within a single performance obligation rather than separate performance obligations.

Revenue from customer-specific engineering and technical-data deliverables is recognized over time when the deliverables have no alternative use to the Company and the applicable contractual terms provide the Company with an enforceable right to payment for performance completed to date, including a reasonable profit margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. For such performance obligations, revenue is recognized using a cost-to-cost input method based on costs incurred relative to total estimated costs required to satisfy the performance obligation. Estimates of total costs to complete are reviewed and updated as circumstances change.

For performance obligations that do not meet the criteria for recognition over time, revenue is recognized at a point in time when control of the applicable deliverable transfers to the customer, generally upon customer acceptance.

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

As of June 30, 2026 and December 31, 2025, an allowance for obsolete or slow-moving inventory was not required. The Company did not recognize a provision for inventory shrinkage for the three and six months ended June 30, 2026 and 2025.

Inventories consist of finished goods. The Company had approximately $110,000 and $118,000 of finished goods inventories as of June 30, 2026 and December 31, 2025, respectively. These finished goods primarily consists of completed HVAC systems and related equipment, including condensers, air handlers, furnaces, heat pumps, packaged units and other products that are ready for sale or installation.

Non-controlling Interest: The portion of equity not owned by the Company in entities controlled and consolidated by the Company are presented as non-controlling interest and classified as a component of condensed consolidated stockholders’ equity, separate from total stockholders’ equity on the Company’s condensed consolidated balance sheets. The amount recorded is based on the non-controlling interest holders’ initial investment, adjusted to reflect the non-controlling interest holder’s share of earnings or losses from the Company controlled entity, and any distributions received or additional contributions made by the non-controlling interest holder. Changes to the Company’s ownership that do not result in a loss of control are accounted for as equity transactions. The earnings or losses from the entity attributable to non-controlling interests are reflected in net income attributable to non-controlling interests on the accompanying condensed consolidated statements of operations and comprehensive loss. All significant intercompany accounts, transactions, and profits and losses were eliminated in consolidation. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests.

Equity method investment: The Company accounts for investments in entities over which it has the ability to exercise significant influence, but not control or joint control, using the equity method of accounting in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. Significant influence is generally presumed to exist when the Company holds 20% or more of the voting interest of an investee (or, for investments in limited liability companies and similar entities that maintain specific ownership accounts, when the Company holds more than a minor interest), although the determination requires judgment and consideration of all relevant facts and circumstances, including representation on the investee’s board of directors, participation in policy-making processes, material intra-entity transactions, interchange of managerial personnel, and technological dependency.

Under the equity method, the investment is initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s net income or loss, other comprehensive income or loss, any distributions received including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The Company’s share of the investee’s earnings or losses is recognized in the condensed consolidated statements of operations and comprehensive loss within “Equity in earnings of equity method investee.” Distributions received reduce the carrying amount of the investment. The Company eliminates its proportionate share of intra-entity profits and losses on transactions with equity method investees to the extent of its ownership interest, with the elimination recorded against equity in earnings (loss) and the carrying amount of the investment.

Any difference between the cost of the investment and the Company’s proportionate share of the underlying equity in the net assets of the investee at the acquisition date (basis difference) is primarily attributed to identified intangible assets and goodwill. Basis difference related to the intangible assets is amortized over the estimated useful lives of the assets. Equity method goodwill is not amortized.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized when the decline in fair value below the carrying amount is determined to be other than temporary.

See Note 5 — “Equity Method Investments” for further information regarding the Company’s equity method investment.

Investments in Equity Securities: Investments in equity securities with readily determinable fair values are accounted in accordance with ASC 321, Investment in Equity Securities. These investments are recorded at cost and subsequently measured at fair value with changes in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.

1.	In connection with the disposal of Global Impx Inc., as described in Note 4, the Company was allocated 160,000,000 equity shares of Blue Cloud Softech Solutions Limited (“Blue Cloud”) as consideration. The Company had an unconditional right to receive the shares as of June 17, 2026, however the actual delivery of shares happened post June 30, 2026. The investment does not provide the Company with significant influence over Blue Cloud and is accounted for as an equity security under ASC 321. The investment is measured at fair value using the quoted market price of Blue Cloud’s publicly traded shares on the Bombay Stock Exchange (“BSE”), a Level 1 input in the fair value hierarchy, translated into U.S. dollars using the applicable period-end exchange rate. Accordingly, the carrying amount of the investment was $33,726,000 as of June 30, 2026.
2.	The Blue Cloud shares are subject to a six-month contractual lock-in under Regulation 167 of the SEBI (Issue of Capital and Disclosure Requirements) Regulations, 2018. The restriction limits the Company’s ability to sell the shares but does not affect their fair value measurement under ASC 321. The fair value of the restricted shares was ₹19.96/$0.21 as of June 30, 2026, and the remaining contractual restriction period was approximately six months. The investment is subsequently measured at fair value, with changes in fair value recognized in earnings. During the three and six months ended June 30, 2026, the Company recognized an unrealized gain of $2,313,000 related to the investment. Because no shares were sold during the period, the entire amount relates to equity securities held at June 30, 2026. The transaction doesn’t have any impact on comparative periods for the three and six months ended June 30, 2025.

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

Impairment of Goodwill: Goodwill represents an excess of the cost over the fair market value of net assets acquired in business combinations. In accordance with ASC Topic Intangibles - Goodwill and Other, goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment at the reporting unit level. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the Company’s reporting structure. Our reporting units are the same as our reportable segments and consistent with the reporting units tested for impairment in prior years.

The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elects to bypass the qualitative assessment, the Company performs a quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. An impairment loss is recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. No impairment loss on goodwill was recognized during the three and six months period ended June 30, 2026 and 2025.

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

As of June 30, 2026, the Company assessed its long-lived assets for impairment and recognized an impairment loss on intangible assets for the three and six months ended June 30, 2026 amounting to approximately $322,000. No impairment loss was recognized for the three and six months ended June 30, 2025.

Held for Sale and Discontinued operations - The Company classifies assets and liabilities (the “disposal group”) as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management’s commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. Fair value is determined based on management’s assessment of indicative bids, a market multiples model in which a market multiple is applied to forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), discounted cash flows, appraised values, or management’s estimates, depending on the specific situation. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. If the disposal group meets the definition of a business, the goodwill within the reporting unit is allocated to the disposal group based on its relative fair value. The Company assesses the fair value of a disposal group, less any disposal cost, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held for sale are not amortized or depreciated.

The Company accounts for discontinued operations in accordance with ASC Topic 205-20, Presentation of Financial Statements—Discontinued Operations. A component of the Company’s business is reported as a discontinued operation when its disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. A component comprises operations and cash flows that can be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the Company. When a component qualifies for discontinued operations presentation, the results of operations of the discontinued component, including any gain or loss recognized upon disposal, are reported separately from continuing operations in the consolidated statements of operations for all periods presented. Prior-period financial information is retrospectively reclassified to conform to the current-period presentation, unless otherwise required by U.S. GAAP.

Net income (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Income (loss) per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive.

For the three and six months ended June 30, 2026 and 2025, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. Conversion features of notes payable may have a variable conversion feature, amending the number of conversion shares based on the market price of the stock. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. This treatment also applies when the Company reports gain from discontinued operations, as the determination of whether potentially dilutive securities are dilutive is based on income or loss from continuing operations.

Diluted net income (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Given the Company is in a net loss position for the three and six months ended June 30, 2026 and 2025, there is no difference between basic and diluted net income (loss) per share.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

Options	14,810
Warrants	408,359
Convertible notes payable that convert into common stock	727,043
Total	1,150,212

Convertible notes payable - The Company has elected the fair value option under ASC 825-10 to measure its convertible notes payable at fair value at each reporting date, with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of this election, the Company is not required to separately evaluate or bifurcate embedded conversion features under ASC 470, as the entire hybrid instrument is carried at fair value. Debt issuance costs associated with convertible notes for which the fair value option has been elected are expensed as incurred rather than deferred and amortized.

The change in fair value (inclusive of any Day 1 gains or losses) of the convertible debt was recorded as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2026 and 2025, the change in fair value amounted to approximately $443,000 and $511,000, respectively. For the six months ended June 30, 2026 and 2025, the change in fair value amounted to approximately $547,000 and $830,000 respectively.

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

Fractional shares: No fractional shares were issued in connection with the Reverse Stock Split. Any stockholder who would otherwise have been entitled to receive a fractional share received one whole share of Common Stock, with fractional shares rounded up to the nearest whole share.

Par value: The par value of the Company’s Common Stock is $0.0001 per share and was not changed by the Reverse Stock Split. Accordingly, the aggregate par value of the Common Stock decreased proportionally with the reduction in shares outstanding, with a corresponding reclassification from par value to additional paid-in capital in the stockholders’ deficit section of the condensed consolidated balance sheets.

Impact on Shares Outstanding

The following table sets forth the number of shares of Common Stock issued and outstanding immediately before and immediately after the Effective Time of the Reverse Stock Split:

Shares Outstanding	Pre-Split	Post-Split
Common Stock - issued and outstanding	170,368,082	5,332,200

All shares of the Company’s Common Stock, per-share data and related information included in the accompanying condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.

Accounting Treatment and Retroactive Restatement

The Reverse Stock Split became effective on April 17, 2026. In accordance with ASC 260-10-55-12, all share and per-share data contained in these financial statements, including all comparative prior period information, have been retroactively restated to reflect the 1-for-32 Reverse Stock Split as though it had occurred at the beginning of the earliest period presented. Accordingly, proportionate adjustments have been made to the number of shares of Common Stock issuable upon, and the exercise or conversion prices applicable to, the Company’s outstanding stock options, warrants, and convertible notes, consistent with the anti-dilution provisions of the applicable instruments. The aggregate par value of the Common Stock was reduced proportionally with a corresponding reclassification from Common Stock to additional paid-in capital in stockholders’ equity.

Significant Accounting Policies — During the three and six months ended June 30, 2026 there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026.

Recently issued accounting pronouncements, not yet adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board. Management periodically reviews newly issued accounting standards to determine their potential impact on the Company’s condensed consolidated financial statements and related disclosures.

ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”) incorporates several disclosure and presentation requirements currently residing in SEC Regulation S-X and S-K into the ASC. The amendments are applied prospectively and are effective when the SEC removes the related requirements from Regulation S-X and S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. Early adoption is prohibited. We are currently evaluating the potential impact of this guidance on its disclosures.

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

In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. We are currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance is expected to provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments in this update introduce a practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. The guidance is effective for the Company on a prospective basis, beginning January 1, 2026 for the interim and annual periods. Early adoption is permitted. We are currently evaluating the impact of the new guidance on its financial statements and related disclosures.

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

In May 2026, the FASB issued ASU 2026-02, which establishes new guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The standard provides a comprehensive accounting model for entities that acquire, generate, or are required to settle obligations using environmental credits. For public business entities, the amendments are effective for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this standard will have on its consolidated financial statements.

The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its consolidated financial statements.

NOTE 3: GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Conditions and Events

As of June 30, 2026, the Company had cash and cash equivalents of approximately $2,394,000 and a working capital deficit of approximately $29,761,000. For the six months ended June 30, 2026, the Company incurred a net loss of approximately $7,406,000 and used approximately $4,586,000 of cash in operating activities from continuing operations. In May 2025, the Company’s common stock was delisted from the Nasdaq Capital Market and currently trades on the OTCQX Best Market. Since May 2025, the Company has raised in excess of $15 million through equity and debt financings, principally from existing shareholders and family offices. The Company’s access to institutional capital has nonetheless remained constrained relative to the period prior to the delisting, and financings have been completed on terms reflecting a higher cost of capital. These conditions raise substantial doubt about its ability to continue as a going concern.

Transactions Completed During and Subsequent to the Quarter

During the quarter ended June 30, 2026 and subsequent to quarter end, the Company completed the following transactions, each of which is reflected in the accompanying condensed consolidated balance sheet or disclosed in Note 16, Subsequent Events:

Blue Cloud share exchange. On June 17, 2026, the Company completed the divestiture of its India operations through the transfer of its 94.12% ownership interest in GIX to Blue Cloud pursuant to a Share Swap Agreement dated April 6, 2026 among the Company,

AstraBridge Inc. and Blue Cloud, recorded at approximately $31,413,579 and classified as marketable securities. The shares are subject to a lock-up that expires in February 2027.

Divestiture of India operating segment. On June 17, 2026, the Company completed the divestiture of its India operating segment, which generated operating losses in each of the periods presented. The transaction was reported on the Company’s Current Report on Form 8-K filed June 25, 2026.

Reduction of convertible indebtedness. Until June 30, 2026, the Company’s largest institutional convertible position was reduced from approximately $2,500,000 to approximately $600,000 and is subject to a standstill agreement. Approximately $1,000,000 of other indebtedness converted to equity during the period.

Registration statement on file. The Company’s Registration Statement on Form S-1/A (Reg. No. 333-292769) is on file with the Securities and Exchange Commission with respect to a firm commitment underwritten public offering.

Senior secured note financing. On August 7, 2026, the Company entered into a non-binding term sheet providing for the issuance of two senior secured promissory notes with an aggregate principal amount of approximately $5,635,000, resulting in aggregate net proceeds of approximately $5,000,000. Approximately $3,800,000 of the proceeds are expected to be used to repay certain institutional convertible notes, shareholder promissory notes, merchant cash advance obligations, and trade payables, with the remaining proceeds available for general working capital purposes.

The proposed financing remains subject to the completion of customary due diligence, negotiation and execution of definitive financing documentation, delivery of a legal opinion, and satisfaction of customary closing conditions. Accordingly, there can be no assurance that the financing will be completed on the terms contemplated by the term sheet, or at all.

Under the terms contemplated by the term sheet, Senior Secured Note 1 will mature on the earlier of (i) 30 days following the expiration of the lock-up period applicable to the Blue Cloud shares or (ii) 12 months from the date of execution of the definitive financing agreement. Senior Secured Note 2 will mature 12 months from the date of execution of the definitive financing agreement.

Management’s Plans

Management has developed the following plans intended to eliminate going concern issues:

●	Underwritten public offering. Management is pursuing an underwritten public offering of the Company’s common stock, pursuant to its registration statement, which is expected to provide gross proceeds of approximately $5,000,000. Completion of the offering is subject to, among other conditions, approval of the Company’s application to list its common stock on a national securities exchange and prevailing market conditions at the time of pricing. There can be no assurance that the offering will be completed on the anticipated terms, or at all.
●	Continuing operations. Following the divestitures of unprofitable and non-strategic businesses, the Company’s continuing operations are focused on its AI-enabled logistics and AI infrastructure businesses. Management believes that this streamlined business portfolio is expected to support the Company’s overall growth strategy and contribute to improved operating margins and financial performance in the future periods.
●	Reduction of operating and public company costs. Management continues to implement cost-efficiency initiatives across the Company, including reductions in public company and operating expenses. Management is also actively reducing discretionary spending by approximately $1,000,000 and streamlining the Company’s cost structure to improve operating efficiency and support stronger financial performance.
●	Divestiture of unprofitable and non-strategic services business. The Company is planning and exploring strategic alternatives for the divestiture of its remaining Owned Service Network (“OSN”) segments, which have generated significant operating losses in recent quarters. If approved by the Board and successfully completed, management believes that a potential divestiture or restructuring of these operations would further streamline the Company’s business portfolio, reduce operating losses, and allow management to focus resources on its core, higher-growth businesses.

●	Marketable securities. The Company has executed an agreement to margin collateralize its holding of 160,000,000 Blue Cloud shares when the lock up expires in February 2027. Expected proceeds would be approximately $10,000,000 USD. Company is planning to use the proceeds to pay off debt and bolster its cash reserve

Management’s Conclusion

As of the date on which these unaudited condensed consolidated financial statements were available to be issued, the Company believes that the cash on hand, and additional investments available through the issuance of new Common Stock and additional borrowings, will be inadequate to satisfy the Company’s working capital requirements for at least the next twelve months from the date of issuance of these condensed financial statements. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital through the issuance of equity or receive additional borrowings to fund the Company’s operations over the next year.

If management’s plans described above are successfully executed, the Company believes that the additional liquidity obtained through such transactions could mitigate the conditions and events that currently raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. However, the successful execution of these plans is not entirely within management’s control and remains subject to significant uncertainties. The Company’s ability to raise additional capital through equity financings and obtain additional borrowings remains dependent upon, among other factors, negotiations with potential investors and lenders, completion of due diligence procedures, execution of definitive agreements, satisfaction of customary closing conditions, prevailing market conditions, and other factors outside of the Company’s control. Accordingly, there can be no assurance that the Company will be successful in completing such transactions or obtaining the necessary funding on acceptable terms, or at all.

Accordingly, management has concluded that these plans do not, considered in the aggregate, meet the threshold under ASC 205-40 for alleviating substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the issuance date. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4: DISPOSALS AND DISCONTINUED OPERATIONS

Disposals

During the three and six months ended June 30, 2026, the Company completed the divestitures described below as part of the strategic rationalization of its Owned Service Network segment. Of these, only the Global Impx Inc. (“GIX”) divestiture represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and it accordingly qualifies for presentation as a discontinued operation. The other disposals does not meet that threshold and does not qualify as a discontinued operation and their results through the disposal date remain within continuing operations.

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

The Company accounted for the transfer as the disposal of a business and deconsolidated ATSCI in accordance with ASC 805-10-55 and ASC 810-10-40. The full carrying amount of the goodwill of approximately $2,670,000 attributable to the Company’s prior acquisition of ATSCI was recognized as a loss on disposal which is included in other income / (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026.

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

Total consideration was $100,000, consisting of $50,000 in cash, of which $31,717 was received by March 31, 2026, $18,283 was received in April 2026, and $50,000 was placed into holdback. Of the total holdback, $30,000 is considered a Disclosure Holdback, which is releasable upon the Company’s delivery of a completed disclosure schedule and $20,000 is considered a General Holdback, which is releasable 90 days after closing, subject to successful employee transition, verification of customer data and backlog accuracy, confirmation of an active BPI certification, and the absence of any material breach of the Company’s representations and warranties. The Company concluded that the holdbacks represent indemnification security for the Company’s general representations and warranties and not contingent consideration; the full $100,000 was recognized as consideration at closing, with the $50,000 holdback recorded as a non-cash investing item.

The Company accounted for the transaction as the disposal of a business under ASC 805-10-55 and ASC 810-10-40. In accordance with ASC 350-20-40-3, goodwill of approximately $259,000 specifically attributable to the disposed business was included in its carrying amount in determining the loss on disposal. The Company recognized a loss on disposal of approximately $239,000, which is included in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026. The loss reflects total consideration of $100,000 less net identifiable assets disposed of approximately $80,000 and goodwill of approximately $259,000 attributable to the disposed business. Following the closing, the Company provided 60 days of transitional assistance to Forge at no additional cost, this assistance is subject to a three-year non-compete covering Massachusetts energy audit and weatherization services.

Discontinued Operations

Divestiture of India Operations - Blue Cloud Share Swap Transaction

To streamline its international operating structure and focus on its core U.S. energy technology and AI infrastructure businesses the Company, On June 17, 2026, completed the divestiture of its India operations through the transfer of its 94.12% ownership interest in Global Impx Inc. (“GIX”) to Blue Cloud Softech Solutions Limited (“Blue Cloud”) pursuant to a Share Swap Agreement dated April 06, 2026 among the Company, AstraBridge Inc. and Blue Cloud. GIX was the holding company for the Company’s India operating platform. In exchange for its ownership interest in GIX, the Company received 160,000,000 equity shares of Blue Cloud, representing an approximate 17.3% post issue equity interest in Blue Cloud, as non-cash consideration.

Upon completion of the transaction, the Company ceased to control GIX, deconsolidated the subsidiary and divested Distributed Energy & Renewables (“DER”) and Transportation segment from its operations. The disposal represented a strategic shift that had a major effect on the Company’s operations and financial results and therefore qualifies for discontinued operations presentation. Accordingly, the results of GIX’s operations, including the gain on disposal, are presented as discontinued operations for all periods presented, and prior-period amounts have been retrospectively reclassified to conform to the current-period presentation. In addition, all assets and liabilities have been classified as assets and liabilities from discontinued operations on the condensed consolidated Balance Sheets for all periods presented.

Results of discontinued operations

The following table summarizes the operating results of the discontinued operations for the periods presented. The results include the operating activities of GIX through the date of disposal and the gain/(loss) recognized on the disposition of GIX:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025

Revenues	$954,539	$1,510,877	$427,389	$776,890
Cost of revenues	965,410	1,318,302	438,695	672,607
Gross Profit	(10,871)	192,575	(11,306)	104,283
Selling, general and administrative expenses	522,930	516,923	153,557	364,723
Loss from operations	(533,801)	(324,348)	(164,863)	(260,440)
Other income / (expense):
Bargain purchase gain	—	2,486,702	—	2,486,702
Interest expense	(116,458)	(22,559)	(46,340)	(16,414)
Other income (expense), net	(16,059)	(10,974)	(14,629)	26,916
Total other income (expense), net	(132,517)	2,453,169	(60,969)	2,497,204
Net loss from discontinued operations before income taxes	(666,318)	2,128,821	(225,832)	2,236,764
Gain on disposal of discontinued operation	19,053,911	—	19,053,911	—
Income tax benefit (provision)	(4,900,000)	—	(4,900,000)	—
Net income from discontinued operations after income taxes	13,487,593	2,128,821	13,928,079	2,236,764
Other comprehensive income (loss):
Foreign currency translation adjustments	(757,727)	(33,079)	(197,691)	(43,860)
Comprehensive income from discontinued operations before noncontrolling interests	12,729,866	2,095,742	13,730,388	2,192,904
Comprehensive income attributable to non-controlling interests	1,665	2,733	9,489	2,733
Comprehensive Income from discontinued operations, net of tax	$12,728,201	$2,093,009	$13,720,899	$2,190,171

Gain on disposal

The gain on disposal was recognized as follows:

June 17, 2026
Fair value of consideration received — 160,000,000 Blue Cloud equity shares	$31,413,579
Carrying amount of noncontrolling interests derecognized	1,548,970
Less: carrying amount of net assets of GIX derecognized (including amounts recognized in accumulated other comprehensive loss)	13,908,638
$19,053,911

The 160,000,000 Blue Cloud equity shares received as consideration were measured at fair value on June 17, 2026 using the quoted market price of Blue Cloud’s publicly traded equity shares of ₹18.63/$0.20 per share, a Level 1 input within the fair value hierarchy, translated into U.S. dollars at the spot exchange rate of ₹94.89/$1.00 per U.S dollar on that date. The consideration shares were issued by way of preferential allotment at a regulated issue price of ₹21.93/$0.23 per share determined under Chapter V of the Securities and Exchange Board of India (Issue of Capital and Disclosure Requirements) Regulations, 2018.

The carrying amount of the net assets derecognized included cumulative translation adjustments of $778,000 reclassified from accumulated other comprehensive loss upon the loss of control of the foreign operations.

The gain is presented within income (loss) from discontinued operations, net of tax. The Company did not retain any ownership interest in GIX following the disposal. The Blue Cloud equity shares received as consideration are accounted for separately as an equity security under ASC 321 (see Note 5).

Amounts attributable to noncontrolling interests

Income (loss) from discontinued operations attributable to noncontrolling interests and to Company were as follows:

		ConnectM
Amounts attributable to noncontrolling interests	Noncontrolling	Technology Solutions,
Six Months Ended June 30, 2026	interests	Inc.
Comprehensive income (loss) from operations, before disposal gain (net of tax)	$1,665	$(1,425,710)
Gain on disposal, net of tax	—	14,153,911
Comprehensive income from discontinued operations, net of tax	$1,665	$12,728,201

		ConnectM
Amounts attributable to noncontrolling interests	Noncontrolling	Technology Solutions,
Six Months Ended June 30, 2025	interests	Inc.
Income from discontinued operations, net of tax	$2,733	$2,093,009

Assets and liabilities of the discontinued operation

The major classes of assets and liabilities of the discontinued operation included in the condensed consolidated balance sheet as of December 31, 2025 were as follows:

Net Assets of the discontinued operation derecognized on disposal	December 31, 2025
Cash and cash equivalents	$167,848
Accounts receivable, net	932,438
Inventories, net	515,826
Prepaid expenses	664,231
Current assets from discontinued operations	2,280,343
Right-of-use asset - Operating Lease	68,410
Property and equipment, net	19,706,169
Intangible assets, net	295,160
Non-current assets from discontinued operations	20,069,739
Total assets from discontinued operation	22,350,082
Accounts payable	976,430
Accrued expenses and other current liabilities	894,385
Debt, net of debt discount	883,347
Deferred Consideration	396,850
Operating lease liability	36,830
Contract liabilities	66,450
Deferred Tax Liabilities	4,039,514
Current liabilities from discontinued operations	7,293,806
Debt, net of current portion	355,929
Operating lease liabilities, net of current portion	33,795
Non-current liabilities from discontinued operations	389,724
Total liabilities from discontinued operation	7,683,530
Noncontrolling interest	1,547,305

NOTE 5: EQUITY METHOD INVESTMENT

Investment in Sun Solar

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

The investment in Sun Solar was initially recorded at $7,125,000, representing the fair value of the 468,750 Exchange Shares issued as consideration. In subsequent periods, the carrying amount of the investment is adjusted to recognize the Company’s 40% proportionate share of Sun Solar’s and its subsidiary net income or loss, less any distributions received including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets and any other-than-temporary impairment. The Company’s share of Sun Solar’s earnings or losses is presented in Equity in earnings (loss) of Sun Solar within other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss.

Based on the indicators in ASC Topic 323, Investments - Equity Method and Joint Ventures, the 40% non-controlling membership interest, representation on Sun Solar’s board, material intra-entity product sales of approximately $1,966,000 and $3,816,000 from the Company’s wholly-owned subsidiary Keen Labs Operations, Inc. to Sun Solar during the three and six months ended June 30, 2026, nil during three and six month ended June 30, 2025, and Sun Solar’s technological dependency on Keen Labs products, the Company has the ability to exercise significant influence, but not control, over Sun Solar. Because Sun Solar is a limited liability company that maintains specific ownership accounts for its members, the Company accounts for the investment under the equity method by analogy in accordance with ASC 323-30-25-1.

The initial $7,125,000 carrying amount of the investment in Sun Solar exceeded the Company’s 40% share of Sun Solar’s historical net assets at the Closing Date. In accordance with ASC 323-10-35-13, this basis difference is attributed to Sun Solar’s identifiable assets and liabilities based on their respective fair values at the Closing Date, with any unallocated residual recognized as equity method goodwill. The Company allocated approximately $940,000 of the purchase consideration to customer relationships, with an estimated useful life of five years, and approximately $98,000 to trade names, with an estimated useful life of three years. For the six months ended June 30, 2026, the Company recognized amortization expense of approximately $91,000 and $16,000 related to customer relationships and trade names, respectively, resulting in total amortization expense of approximately $107,000. For the three months ended June 30, 2026, the Company recognized amortization expense of approximately $46,000 and $8,000 related to customer relationships and trade names, respectively, resulting in total amortization expense of approximately $54,000. The remaining excess of the investment cost over the company’s proportionate share of Sun Solar’s net assets was allocated to goodwill and is not subject to amortization.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets, net

Identifiable intangible assets consist of the following at June 30, 2026:

	Weighted Average
	Remaining Amortization		Accumulated
	Period (years)	Gross Amount	Amortization	Net Amount
Customer relationships	4.7	$1,343,682	(1,253,577)	$90,105
Trade name	3.2	912,355	(821,222)	91,133
Noncompetition agreement	0.0	91,167	(91,167)	—
Intellectual property	0.0	15,862	(15,862)	—
Intangible assets: Proprietary technology	6.3	864,000	(82,286)	781,714
Internally developed software	3.1	346,987	(75,489)	271,498
Intangible assets: Patent	8.0	19,324	(9,018)	10,306
Technology	14.8	273,000	(4,550)	268,450
Developed technology	3.1	440,530	(193,863)	246,667
Total intangible assets, net		$4,306,907	$(2,547,034)	$1,759,873

Identifiable intangible assets consist of the following at December 31, 2025:

	Weighted Average
	Remaining Amortization		Accumulated
	Period (years)	Gross Amount	Amortization	Net Amount
Customer relationships	9.0	$1,333,681	(1,016,070)	$317,611
Trade name	5.0	868,355	(634,917)	233,438
Noncompetition agreement	1.1	91,167	(83,537)	7,630
Intellectual property	0.0	15,862	(15,862)	—
Intangible assets: Proprietary technology	6.8	864,000	(20,571)	843,429
Internally developed software	3.3	201,314	(44,038)	157,276
Intangible assets: Patent	8.5	19,324	(8,374)	10,950
Developed technology	3.6	440,530	(123,466)	317,064
Total intangible assets, net		$3,834,233	$(1,946,835)	$1,887,398

During the three months ended June 30, 2026, the Company identified impairment indicators related to certain finite-lived intangible assets within its OSN segment. These indicators included continued operating losses, changes in the Company’s strategic priorities, the divestiture and wind-down of certain businesses within OSN, and the strategic review of the remaining operations for potential divestiture.

As a result of these indicators, the Company performed a recoverability assessment of the related long-lived asset group and determined that the carrying amount of certain finite-lived intangible assets was not recoverable. Accordingly, the Company recognized an impairment loss of approximately $322,000 during the three and six months ended June 30, 2026. No impairment loss related to these intangible assets was recognized during the three or six months ended June 30, 2025.

On April 3, 2026, the Company acquired HKA. In connection with the acquisition, the Company recognized intangible assets consisting of proprietary technology, customer relationships, and trade names of approximately $274,000, $9,000, and $44,000, respectively.

Intangible assets are amortized over their estimated useful lives of 3 to 15 years using the straight-line method. Amortization expense was approximately $86,000 and $27,000 for the three months ended June 30, 2026 and 2025, respectively and $166,000 and $112,000 for the six months ended June 30, 2026 and 2025, respectively. Amortization expense over the next five years and thereafter is as follows:

Years ending December 31,	Amount
2026 (six months)	$174,857
2027	349,714
2028	344,616
2029	270,799
2030	178,764
2031	158,867
Thereafter	282,256
Total	$1,759,873

NOTE 7: CONVERTIBLE DEBT

The fair value of convertible debt as on:

	June 30, 2026	December 31, 2025
2026 convertible notes	$3,318,053	$—
2025 convertible notes	2,030,796	3,778,303
SEPA Convertible note	841,000	1,543,000
	6,189,849	5,321,303

2026 Convertible Notes

The Company entered into nine and eighteen convertible note agreements with a total principal of approximately $1,533,000 and $3,540,000 issued at a discount for proceeds of $1,431,000 and $3,292,000 during the three and six months ended June 30, 2026 (the “Q1 and Q2 2026 Convertible Notes”). The Q1 and Q2 2026 Convertible Notes bear interest at rates ranging from 10.0% to 20.0% per annum, with certain notes bearing one-time interest charges ranging from 10.0% to 15.0% and the remaining notes bearing interest at 20.0% per annum. The Q1 and Q2 2026 Convertible Notes have maturity dates that range from 210 days to one year from the convertible note issuance date, optional conversion periods that range up to 210 days or upon default, and conversion prices that range from $3.738 to $7.483 for fixed-price notes. Certain notes contain variable conversion price provisions as described below.

Issuance Date	Gross Proceeds	Conversion Price*	Conversion Option Period of Exercisability (from issuance date)	Maturity Date (from issuance date)
1/1/2026	250,000	$7.48	210-days	210-days
1/7/2026	228,000	$5.18	Upon Default	365-days
1/13/2026	250,000	$7.48	210-days	210-days
1/14/2026	100,000	$7.48	210-days	210-days
1/20/2026	227,150	$5.06	Upon Default	365-days
1/22/2026	250,000	$4.39	Upon Default	365-days
1/27/2026	250,000	$7.48	210-days	210-days
2/12/2026	228,000	$5.18	Upon Default	365-days
3/30/2026	224,000	$4.73	Upon Default	365-days
4/2/2026	150,000	$4.39	Upon Default	365-days
4/2/2026	150,000	$3.74	Upon Default	365-days
4/2/2026	50,000	$3.74	Upon Default	365-days
4/8/2026	25,000	$3.74	Upon Default	365-days
4/20/2026	146,160	$4.49	Upon Default	314-days
4/27/2026	500,000	$7.48	270-days	270-days
6/1/2026	134,960	$4.49	Upon Default	302-days
6/9/2026	150,000	$3.74	Upon Default	365-days
6/10/2026	227,150	$5.06	Upon Default	365-days
	$3,540,420

*     The conversion price has been calculated using the VWAP-based conversion price as per the respective agreements. This price may vary depending on the market conditions prevailing on the reporting date.

As of issuance and at June 30, 2026, the fair value of the remaining 2026 Convertible Notes was determined to be $3,292,400 and $3,318,000 respectively (see Note 9).

The 2026 Convertible Notes were convertible into 375,830 shares of the Company’s common stock on June 30, 2026.

2025 Convertible Notes

As of December 31, 2025, the Company had convertible notes outstanding with an aggregate principal amount of approximately $3,212,000. As of June 30, 2026, the aggregate principal amount of the convertible notes outstanding was approximately $1,773,000, with an estimated fair value of approximately $2,031,000. Based on the applicable conversion terms, the outstanding convertible notes would be convertible into approximately 305,193 shares of the Company’s common stock. For additional information regarding the terms and conditions of the convertible notes, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

SEPA Convertible Note

In December 2024, in connection with its Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD. (“Yorkville”), the Company issued a Convertible Promissory Note (the “SEPA Convertible Note”) with an original principal amount of $2,500,000 and received net proceeds of $2,300,000 after an 8.0% original issue discount.

During the six months ended June 30, 2026, the Company made three cash payments totaling $375,000, of which $344,000 was applied to principal, $7,000 to accrued interest, and $24,000 to prepayment premiums. In addition, Yorkville converted $443,000 of principal and $18,000 of accrued interest into post-split – 84,100 shares of common stock at a variable price of ranging from $5.35 to $5.64 per share pursuant to Section 3(a)(9) of the Securities Act of 1933.

As of June 30, 2026 and December 31, 2025, the outstanding principal balances of the SEPA Convertible Note was approximately $600,000 and $1,387,000 respectively. The fair value of the SEPA Convertible Note was approximately $841,000 and $1,543,000 respectively, as of June 30, 2026 and December 31, 2025, and is included within “Convertible debt, at fair value” under current liabilities on the condensed consolidated balance sheets. The change in fair value recognized in earnings was approximately $241,000 and $312,000, for the three and six months ended June 30, 2026 and is included in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss.

NOTE 8: DEBT

Debt consists of the following as of June 30, 2026 and December 31, 2025:

Description	June 30, 2026	December 31, 2025
Secured Promissory Notes	$550,000	$550,000
Small Business Administration Loans	890,124	904,911
Promissory Note	394,985	144,985
Vehicle Notes	222,299	298,439
Seller Notes	1,072,868	1,097,869
Avanti Notes (Related Party)	—	—
Real Estate Promissory Note	370,000	370,000
Business Loan and Security Agreement	1,086,242	890,715
Sale of Future Receipts	1,919,216	518,388
Purchase Order Financing	306,423	—
Notes Payable	4,366,534	2,921,034
Total	$11,178,691	$7,696,341
Less: debt discount and issuance costs	(890,548)	(657,065)
Less: notes payable, current portion	(9,678,276)	(6,214,932)
Notes payable, net of debt issuance costs and current portion	$609,867	$824,344

The Company recorded the interest expenses (including amortization of debt discount) of approximately $844,000 and $1,348,000 for the three and six months ended June 30, 2026, respectively and $86,000 and $573,000 for three and six months ended June 30, 2025, respectively. The accrued interest as of June 30, 2026, and December 31, 2025 were approximately $858,000 and $392,000 respectively.

Promissory Notes

In January and February 2026, Global Impx LLC, a subsidiary of the Company, entered into two promissory notes with third-party lenders with an aggregate principal amount of $730,000. The notes bear interest at a rate of 14.0% per annum, calculated on the basis of a 360-day year, and mature on January 31, 2029, at which time all outstanding principal and accrued interest are due and payable. The notes may be prepaid, subject to a prepayment premium equal to 5.5% of the original principal amount, less accrued interest, if prepaid within 90 days of issuance (See note 4).

On April 3, 2026, in connection with the Company’s divestiture of its India operations, the entire outstanding principal balance of the notes was settled through the issuance of 12,500,000 shares of GIX common stock. As a result, Astrabridge acquired 5.88% equity shares of GIX. The note was fully satisfied and discharged upon the separately negotiated issuance of equity-classified common stock. The fair value of the notes upon settlement was $2,207,000. As a result of the settlement, the Company recognized impact of 1,477,000, in net income from discontinued operations, in the Company’s consolidated statements of operations and comprehensive loss.

Business Loan and Security Agreement:

On January 25, 2026, the Company entered into a term loan agreement (the “January 2026 Term Loan”) whereby the Company borrowed a principal amount of $80,000 at a fixed annual interest rate of 16.50%. The Company was required to make 24 equal monthly installment payments of approximately $4,000 throughout the term of the loan, resulting in aggregate principal and interest payments of approximately $96,000. Accordingly, the term was determined to be two years.

On March 9, 2026, the Company entered into a term loan agreement (the “March 2026 Term Loan”) whereby the Company borrowed a principal amount of $90,000 at a fixed annual interest rate of 21.50%. The Company was required to make 18 equal monthly installment payments of approximately $6,000 throughout the term of the loan, resulting in aggregate principal and interest payments of approximately $106,000. Accordingly, the term was determined to be one and a half years.

Line of Credit

The Company maintains two lines of credit with financial institution to support its working capital requirements. As of June 30, 2026, the outstanding balance under the line of credit was $372,206.

Sale of future receipts

During the six months ended June 30, 2026, the Company entered into seven sale-of-future-receipts agreements and extinguished one in which it sold and assigned an aggregate of approximately $2,880,000 of future receipts in exchange for aggregate net cash proceeds of approximately $1,709,000, resulting in aggregate discounts of approximately $1,172,000 recorded as debt discount and amortized to interest expense over the related contractual terms. The agreements require weekly remittances and have remaining terms ranging from approximately six months to one year. The gross value of sale of future receipt of obligation was $1,919,000 and $518,000 as of June 30, 2026 and December 31, 2025, respectively.

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

Interest/fees and repayment terms - For accounts receivable financing, charges accrue at 1.55% for the first 30 days after advance, plus 0.55% for each additional 10-day period thereafter; invoices outstanding more than 60 days incur an additional 1.00% per 10-day period (minimum $25 per invoice). For purchase order (“PO”) financing, charges accrue at 1.625% per 15-day period from the date funds are advanced to the vendor until the related invoice is verified and funded. The agreement includes a 12-month term, minimum annual volume equal to 100% of the facility amount, and standard reporting covenants. On March 9, 2026, the Company entered into an addendum to the facility extending PO financing to Keen Labs Operations, Inc., an affiliated entity. During the three and six months ended June 30, 2026, the Company utilized the facility to finance two purchase orders totaling approximately $1,943,000 for HVAC equipment purchases from Keen Labs Operations, Inc. Borrowings against these purchase orders totaled approximately $307,000 and remained outstanding as of June 30, 2026. For additional activity under the facility subsequent to June 30, 2026, see Note 16 – Subsequent Events.

NOTE 9: FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of June 30, 2026:

	Level I	Level II	Level III	Total
Assets
Investment in equity securities	$33,726,399	$—	$—	$33,726,399
Total assets	$33,726,399	$—	$—	$33,726,399
Liabilities
Derivative liabilities	$—	$—	$273,702	$273,702
3(a)(10) Settlement Agreement	—	—	3,668,000	3,668,000
Contingent consideration *	—	—	330,226	330,226
Convertible debt	—	—	6,189,849	6,189,849
Total liabilities	$—	$—	$10,461,777	$10,461,777
*

Contingent Consideration also includes current portion of crystallized contingent consideration amounting to approximately $206,000 and RJZ settlement amounting to approximately $1,024,000 which are not included in the table above as these are not fair valued.

The following table sets forth by level, within the fair value hierarchy, the Company’s liabilities, including financial liabilities for which the Company has elected the fair value option, measured and recorded at fair value on a recurring basis as of December 31, 2025:

	Level I	Level II	Level III	Total
Liabilities
Derivative liabilities	$—	$—	$234,389	$234,389
3(a)(10) Settlement Agreement	—	—	3,634,000	3,634,000
Contingent consideration *	—	—	330,226	330,226
Convertible debt	—	—	5,321,303	5,321,303
Total liabilities	$—	$—	$9,519,918	$9,519,918
*

Contingent Consideration also includes current portion of crystallized contingent consideration amounting to approximately $417,000 and RJZ settlement amounting to approximately $1,024,000 which are not included in the table above as these are not fair valued.

The following table provides a reconciliation of our assets and liabilities measured at fair value using Level 3 inputs:

	Forward Purchase Agreement	Derivative liabilities	3(a)(10) Settlement Agreement	Contingent consideration (1)	Convertible debt
Balance, December 31, 2025	$—	$(234,389)	$(3,634,000)	$(330,226)	$(5,321,303)
Cash payment/(receipt)	—	—	—	—	1,023,187
Issuances	—	—	—	—	(3,292,400)
Commitment shares issued	—	—	—	—	178,485
Settlement through issuance of Company’s common stock	—	—	—	—	1,841,593
Loss on issuance of financial instruments	—	—	—	—	(72,600)
Change in fair value	—	(39,313)	(34,000)	—	(546,811)
Ending balance, June 30, 2026	$—	$(273,702)	$(3,668,000)	$(330,226)	$(6,189,849)
(1)	Contingent Consideration also includes current portion of crystallized contingent consideration amounting to approximately $206,000 and RJZ settlement amounting to approximately $1,024,000 which are not included in the table above as these are not fair valued.

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

In prior periods, the Company utilized a Monte Carlo simulation model to estimate fair value where valuation depended on future stock price variability and path-dependent assumptions. As of June 30, 2026, for certain convertible notes, the reset provisions were based on the Company’s closing stock price at year-end and were not dependent on future contingent events, and accordingly fair value was determined using the intrinsic value of the reset feature at the measurement date. For other convertible notes where the settlement outcome remained uncertain, the Company applied a probability-weighted pay-off approach, assigning probabilities to each potential settlement scenario (e.g., cash repayment, conversion, or default) to estimate the fair value of the embedded derivative at the reporting date.

Convertible Notes Payable

The Company’s carrying value and fair value for the convertible notes payable for which the Company elected the fair value option is as follows:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Convertible Notes	$1,963,754	$2,030,796	$3,212,250	3,778,303
2026 Convertible Notes	3,712,000	3,318,053	—	—
SEPA Convertible Note	606,443	841,000	1,386,975	1,543,000
	$6,282,197	$6,189,849	$4,599,225	$5,321,303

The change in fair value on convertible debt resulted a loss of approximately $443,000 and $511,000 for the three months ended June 30, 2026 and 2025, respectively and $547,000 and $830,000 for the six months ended June 30, 2026 and 2025, respectively, which was recorded as a component of other income (expense) on the accompanying condensed consolidated statements of operations and comprehensive loss.

2026 Convertible Notes, and 2025 Convertible Notes: The 2026 Convertible Notes, and 2025 Convertible Notes are re-measured to fair value at each reporting period using the following relevant assumptions:

	June 30, 2026	December 31, 2025
Discount rate	39.20 - 201.40%	20.0 - 65.0%
Probability of redemption at maturity Scenario	50.0 - 95.0%	30.0 - 100.0%
Probability of voluntary conversion scenario/event of default scenarios	5.0 - 50.0%	0.0 - 70.0%
Remaining term for conversion at maturity scenario/event of default scenarios	0.02 - 0.80 years	0.01 - 0.52 years
Remaining term for voluntary conversion scenario	0.02 - 0.75 years	0.01 - 0.52 years

SEPA Convertible Note:

The fair value measurement of the SEPA Convertible Note is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs (refer to Note 7).

The fair value of the SEPA Convertible Note as of June 30, 2026 was approximately $841,000 as determined by an independent third-party valuation firm using a discounted cash flow methodology applied to the scheduled installment payments. The key assumptions used in the valuation were as follows:

Assumptions	June 30, 2026	December 31, 2025
Valuation technique	Discounted cash flow of scheduled installment payments	Discounted cash flow of scheduled installment payments
Outstanding balance	$600,000	1,386,975
Bi-weekly payment amount	250,000	250,000
Expected IPO / settlement date	August 10, 2026	March 31, 2026
Discount rate	18.0%	15.0%
Fair value of outstanding balance	$593,646	1,368,000
Termination fee (payable in Common Stock at IPO price)	$167,849	175,000
Fair value of SEPA (post-termination)	$—	—
Total fair value of Pre-Paid Advance Obligation	$971,000	1,543,000

The discount rate of 18.0% was selected based on an analysis of market-based rates of return, including the ICE BofA CCC & Lower US High Yield Index (13.9%), the S&P U.S. High Yield Corporate Bond CCC index (24.6%), and the Pepperdine Private Capital Markets mezzanine required rate of return (16.0%). The fair value measurement is subject to estimation uncertainty, as it is sensitive to changes in the discount rate and the timing of the expected IPO. Pursuant to the Settlement and Termination Agreement, the SEPA was

terminated, and its value was determined to be zero; accordingly, the remaining obligation consists solely of the scheduled installment payments and the termination fee.

3(a)(10) Settlement Agreement

On January 28, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Last Horizon, LLC (“Last Horizon”), pursuant to which the Company agreed to issue shares of its common stock to Last Horizon in exchange for the settlement of bona fide outstanding liabilities totaling approximately $8,908,000 (the “Claim”) that Last Horizon had acquired from various Company creditors. The Settlement Agreement was approved by the Circuit Court of the 12th Judicial Circuit of the State of Florida, and the issuance of common stock to Last Horizon is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof.

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

The change in fair value of the 3(a)(10) Settlement Agreement obligation resulted in a gain/loss of approximately $19,000 and $1,336,000 for the three months ended June 30, 2026 and 2025, respectively and loss of approximately $34,000 and $730,000 for the six months ended June 30, 2026 and 2025.

The fair value measurement is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. As of June 30, 2026 and December 31, 2025, the fair value of the 3(a)(10) Settlement Agreement obligation was approximately $3,668,000 and $3,634,000 respectively, as determined by an independent third-party valuation firm using a Monte Carlo simulation with 50,000 trials under a scenario-based framework. The valuation considered two scenarios: (i) a base case scenario (95.0% probability), under which the Conversion Price equals the lower of $34.88 or 85.0% of the market price, and (ii) a default scenario (5.0% probability), under which the Conversion Price equals the lower of $34.88 or 75.0% of the market price. The Company’s stock price was simulated using Geometric Brownian Motion through the expected last share issuance date of December 16, 2026. Key assumptions as of June 30, 2026 were as follows:

Input	Value
Stock price as of valuation date	$8.64
Equity volatility	87.0%
Risk-free rate	4%
Expected term	0.46 year
Drift term	3.9%

Derivative Liabilities

The change in fair value of derivative liabilities resulted in a gain/loss of approximately $(19,000) and $510,000 for the three months ended June 30, 2026 and 2025, respectively and a loss of approximately $39,000 and $544,000 for the six months ended June 30, 2026 and 2025, respectively, which were recorded as a component of other income on the accompanying consolidated statements of operations and comprehensive loss.

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

Sponsor of Monterey Capital Acquisition Corporation (“MCAC”)

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

In connection with the conversion agreement, the Sponsor of MCAC received a one-time share reset adjustment that was settled during the quarter ended June 30, 2025 through the issuance of 205,949 shares (pre-split) of the Company’s common stock. The derivative was settled during 2025 and no derivative liability was outstanding as of June 30, 2026. For the three months ended June 30, 2026 and 2025, the Company recorded a change in fair value on these derivative liabilities of ($19,000) and $511,000, respectively and for six months ended June 30, 2026 and 2025, the Company recorded a change in fair value on these derivative liabilities of $39,000 and $544,000, respectively which was included as a component of change in fair value of derivative liabilities on the accompanying condensed consolidated statements of operations and comprehensive loss.

Avanti Notes

In November 2025, in connection with the acquisition of controlling interest in Geo Impex & Logistics Pvt. Ltd., the Company assumed a note payable of approximately $279,000 due to Avanti Holdings LLC (“Avanti”), maturing on October 31, 2026. As part of divestment of India operations, this note was transferred to Blue Cloud.

Total interest expense recognized on the promissory notes with the Related Party Lender was nil for each of the three and six months ended June 30, 2026, and approximately $5,100 and $10,300 for the three and six months ended June 30, 2025, respectively.

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

During the three and six months ended June 30, 2026, the Company recognized revenue of approximately $1,966,000 and $3,816,000 respectively and cost of revenue of approximately $1,248,000 and $2,417,000, respectively under the Keen Labs MSA, reported within the Keen Labs segment.

The Company recorded an equity in earnings of Sun Solar of approximately $427,000 and $708,000, respectively for the three and six months ended June 30, 2026, which is included in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss. In accordance with ASC 323-10-35-7, the Company eliminated its proportionate share (40%) of unrealized intra-entity gross profit on Keen Labs products remaining in Sun Solar’s inventory at June 30, 2026, totaling approximately $47,000, which reduced both equity in earnings and the carrying amount of the equity method investment. The carrying value of the Company’s investment in Sun Solar was approximately $7,833,000 as of June 30, 2026.

Shares Issued to Related Parties

During the three and six months ended June 30, 2026, the Company issued 12,695 and 39,101 shares of restricted common stock to its non-employee directors as compensation for board service. The shares were fully vested upon issuance and are subject to customary transfer restrictions under applicable securities laws. The Company recognized approximately $81,000 and $302,000 of stock-based compensation expense, included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, equal to the grant-date fair value of the awards. The grant dates are March 2, 2026 and April 1, 2026. The grant date fair value was $8.37 and $6.40 for three and six months ended June 30, 2026.

During the three and six months ended June 30, 2025, the Company issued 50,694 shares of restricted common stock to its non-employee directors as compensation for board service. The shares were fully vested upon issuance and are subject to customary transfer restrictions under applicable securities laws. The Company recognized approximately $372,000 of stock-based compensation expense, included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, equal to the grant-date fair value of the awards. The grant dates are May 27, 2025, June 18, 2025 and June 23, 2025 - $6.14, $7.08 and $7.99 for three and six months ended June 30, 2026.

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

Obligations assumed from HKA

In connection with the Company’s acquisition of Harry Kahn Associates, Inc. (“HKA”) on April 3, 2026, the Company assumed certain obligations and contingencies of HKA, including a matter involving a former subcontractor of HKA (“ASES”).

HKA previously performed services under a government contract that was terminated for convenience in December 2023. HKA engaged ASES on a purchase order basis to perform a portion of the work under the contract. In November 2025, HKA entered into a settlement with its prime contractor in connection with the termination and executed a mutual release of claims. ASES subsequently asserted that it was entitled to approximately $628,000 from the prime contractor for work it claimed to have performed under the contract and delivered a demand letter in February 2026. The prime contractor disputes the amount asserted by ASES based, among other things, on the absence of supporting documentation as required by the government contract. HKA’s position that ASES did not complete the work required under the applicable purchase orders. Prior to the acquisition, HKA offered approximately $47,000 to ASES in settlement of the matter, which ASES did not accept. As of June 30, 2026, no legal proceeding had been commenced against HKA or the Company in connection with this matter.

The Company has recorded a liability of approximately $47,000 related to this matter. Based on the information currently available, including the nature of the claim from the prime without adequate supporting documentation by ASES and the indemnification provisions contained in the acquisition agreement, management believes that a loss in excess of the amount accrued is remote. Accordingly, no additional loss contingency has been accrued.

Settlement of DeliveryCircle, LLC Earn-Out

On April 23, 2026, the Company entered into a settlement and termination agreement with the seller and former chief executive officer of the Company’s DeliveryCircle, LLC subsidiary to fully and finally resolve all obligations under the contingent earn-out arrangement for the measurement year of 2024 and 2025 entered into in connection with the Company’s prior acquisition of DeliveryCircle, LLC. The agreement extinguished the Company’s accrued earn-out obligations for the 2024 and 2025 measurement periods in full, resulting in a gain on extinguishment of approximately $167,162 in accordance with ASC 405-20, Liabilities—Extinguishments of Liabilities. As of June 30, 2026, $206,000 is outstanding payable to Seller.

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

The Company has recorded a litigation reserve of approximately $1,024,000 in connection with this matter, representing management’s best estimate of the probable loss in accordance with ASC 450, Contingencies. This reserve is included within the contingent consideration liability, and the remaining balance totaling to approximately $1.5 million associated with this matter is reflected within debt and accrued expenses and other current liabilities. Accordingly, the Company believes the aggregate amount is fully recorded in the Company’s condensed consolidated financial statements and does not believe there is a material unrecorded exposure with respect to this matter. The ultimate outcome of the confirmation proceedings, any motion to vacate, and related enforcement proceedings cannot be predicted with certainty. The final resolution of this matter could result in adjustments to the amount reserved, which could be material to the Company’s consolidated financial statements in the period such adjustment is determined.

Retirement plan:

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code and a defined contribution plan for employee’s individual retirement arrangements (IRA’s). Employees may contribute between 1% and 100% of their wages, subject to the IRS limitations. During the three and six months ended June 30, 2026 and 2025 there were no employer contributions to the plan.

NOTE 12: REVENUES

The following table summarizes disaggregated revenue information from continuing operations by geographic area based upon the customer’s country of domicile:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$9,794,419	$7,885,201	$17,439,822	$16,139,557
	9,794,419	7,885,201	17,439,822	16,139,557

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as our contracts have an original expected duration of less than one year.

Contract Assets

Contract assets consist of work in process for unrecognized revenue. The following table summarizes the contract asset activity for the three and six months ended June 30, 2026:

Balance as of Jan 1, 2025	$206,750
Recognition of cost on contracts where performance obligations completed during the period	(206,750)
Deferral of costs on contracts where performance obligations were not complete	167,126
Balance as of March 31, 2025	167,126
Recognition of cost on contracts where performance obligations completed during the period	(159,378)
Deferral of costs on contracts where performance obligations were not complete	103,404
Balance as of June 30, 2025	$111,152

Balance as of Jan 1, 2026	303,910
Recognition of cost on contracts where performance obligations completed during the period	(287,375)
Deferral of costs on contracts where performance obligations were not complete	128,806
Balance as of March 31, 2026	145,341
Recognition of cost on contracts where performance obligations completed during the period	(71,163)
Deferral of costs on contracts where performance obligations were not complete	267,310
Balance as of June 30, 2026	$341,488

Contract Liabilities

Contract liabilities represent obligations to transfer goods or services to a customer for which the Company has received consideration in advance of performance. The following table summarizes the contract asset activity for the three and six months ended June 30, 2026:

Balance as of Jan 1, 2025	$560,107
Recognition of revenue recorded as contract liability as of Jan 1, 2025	(389,390)
Customer Advance Payments	766,115
Balance as of March 31, 2025	936,832
Recognition of revenue recorded as contract liability as of Apr 1, 2025	(568,017)
Customer Advance Payments	1,767,618
Balance as of June 30, 2025	$2,136,433

Balance as of Jan 1, 2026	705,563
Recognition of revenue recorded as contract liability as of Jan 1, 2026	(455,175)
Customer Advance Payments	1,327,257
Balance as of March 31, 2026	1,577,645
Recognition of revenue recorded as contract liability as of April 1, 2026	(1,330,230)
Customer Advance Payments	514,433
Balance as of June 30, 2026	$761,848

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

GIX / Blue Cloud Share Swap: Income Tax Matters

During the three months ended June 30, 2026, the Company completed a share-swap transaction in which its 94.1% equity interest in Global Impx Inc. (“GIX”), Delaware, was exchanged with Blue Cloud Softech Solutions Limited (“Blue Cloud”), a BSE-listed Indian company. The Company transferred 200,000,000 GIX shares and received 160,000,000 Blue Cloud shares by way of preferential allotment. The transaction was effected entirely in shares; no cash was paid or received by either party. The transaction closed on June 17, 2026 and has been evaluated as a discrete item for interim income-tax provision purposes under both U.S. and Indian tax laws.

U.S. federal income tax. The Company’s technical position is that the transaction qualifies for nonrecognition treatment under Treasury Regulation §1.367(a)-3(c)(1). If treated as taxable, the Company estimates a preliminary U.S. tax gain of approximately $18,800,000 before net operating loss (“NOL”) utilization, based on a Blue Cloud share value of INR 18.63, an exchange rate of INR 94.8889 to $1.00, and an estimated adjusted tax basis of approximately $12,600,000. After modeled utilization of approximately $15,200,000 of federal NOL carryforwards, residual taxable gain of approximately $3,600,000 would result in estimated U.S. tax expense of approximately $890,000 at a blended federal and state rate of 25%.

Indian income tax. The Company’s technical position is that the transaction is not within the indirect-transfer regime of Section 9(1)(i) Explanation 5 of the Indian Income-tax Act, on the basis that Indian assets constitute less than 50% of GIX’s fair market value on the specified date, in which case no Indian tax would arise. If the regime were to apply, the Company’s preliminary estimate of Indian capital-gains exposure attributable to its $31,400,000 share of consideration falls in a central band of approximately $120,000 to $1,750,000 (long-term capital-gains treatment at approximately 13.65%), with an adverse-scenario ceiling of up to approximately $4,010,000 under an application of India’s General Anti-Avoidance Rule (short-term treatment at approximately 32.76%).

Reserve recognized. The Company has recorded an aggregate discrete tax reserve of approximately $4,900,000 comprising a major portion of the Indian adverse-scenario ceiling and the U.S. tax expense after modeled NOL utilization. The reserve assumes the adverse outcome in each jurisdiction concurrently and independently and does not reflect any offset for U.S. foreign tax credits or relief available under the India-United States tax treaty. Such relief would generally be available in the event both jurisdictions asserted taxing rights on the same gain, and no such offset has been reflected in the amount recorded.

The reserve is a non-cash charge recorded within income tax expense for the quarter. The charge is excluded from Adjusted EBITDA as a discrete tax item.

Basis for re-measurement. The reserve is expected to be re-measured in a subsequent period as the following are completed: an independent Rule 11UB fair-market-value certificate and intellectual-property valuations by a SEBI-registered Category I Merchant Banker; a consolidated Ind AS balance sheet of GIX; a formal opinion from the Company’s Indian tax advisor; contemporaneous commercial-substance documentation; and a Section 382 ownership-change study. The Company is actively pursuing each of these items and currently expects the substantive workstreams to be completed during the third quarter of 2026. The final combined U.S. and Indian tax impact could differ materially from the preliminary estimates, and may be materially lower than the amount currently recorded.

NOTE 14: REPORTABLE SEGMENTS

The Company’s operations are organized into five reporting segments: Owned Service Network, Managed Solutions, Keen Labs, Logistics, and Other. The structure is designed to allow the Company to evaluate the performance of its different solutions offerings, provide improved service and drive future growth in a cost-efficient manner.

As disclosed in Note 4 “Disposals and Discontinued Operations”, on June 17, 2026, the Company completed the sale of GIX, which represented the Company’s “Transportation” and “Distributed Energy & Renewables” segment. The financial results of the Company’s “GIX” business has been presented as discontinued operations and therefore is excluded from segment reporting. Accordingly, the Company’s continuing operations include the following principal business segments:

	Three Months Ended June 30, 2026

	Owned Service	Managed
	Network	Solutions	Logistics	Keen Labs	Others	Total

Revenues	$1,982,761	147,522	3,626,992	3,854,734	182,410	$9,794,419
Cost of revenue	1,248,766	102,142	2,823,815	2,700,005	115,639	6,990,367
Selling, general and administrative expenses
Facility costs	27,019	3,987	—	—	17,210	48,216
Insurance expenses	110,523	2,715	21,946	—	95,858	231,042
Marketing expenses	48,801	11,324	—	169,812	132,845	362,782
Operational expenses	1,073,928	31,840	158,486	417,447	1,313,106	2,994,807
Compensation and related benefits	413,507	39,814	287,595	346,031	400,652	1,487,599
Travel & entertainment	16,768	2,271	1,884	27,032	14,036	61,991
Vehicle expenses	67,267	3,275	—	—	—	70,542
Depreciation	35,586	—	—	—	—	35,586
Amortization	22,036	—	44,610	—	38,429	105,075
Total selling, general and administrative expenses	1,815,435	95,226	514,521	960,322	2,012,136	5,397,640
Loss on impairment	322,616	—	—	—	—	322,616
(Loss) income from operations	(1,404,056)	(49,846)	288,656	194,407	(1,945,365)	(2,916,204)
Other (expense) income, net	(106,597)	—	167,973	(1,798)	(1,060,048)	(1,000,470)
Equity in earnings of equity method investee	—	—	—	—	426,941	426,941
Change in fair value of investment in equity securities	—	—	—	—	2,312,820	2,312,820
Net (loss) income from continuing operations	$(1,510,653)	$(49,846)	$456,629	$192,609	$(265,652)	$(1,176,913)
Total assets	$3,292,197	$—	$3,856,684	$1,577,435	$44,281,547	$53,007,863
Capital expenditures	$1,578	$—	$—	$—	$—	$1,578

	Three Months Ended June 30, 2025

	Owned Service	Managed
	Network	Solutions	Logistics	Keen Labs	Others	Total

Revenues	$4,401,467	608,951	2,874,783	—	—	$7,885,201
Cost of revenue	2,447,233	395,187	2,162,027	—	—	5,004,447
Selling, general and administrative expenses
Facility costs	18,175	17,073	—	—	9,747	44,995
Insurance expenses	100,457	11,163	12,559	—	113,029	237,208
Marketing expenses	421,210	32,344	—	—	345,434	798,988
Operational expenses	1,049,417	76,178	(106,380)	—	1,636,435	2,655,650
Compensation and related benefits	1,332,382	141,008	634,000	—	163,443	2,270,833
Travel & entertainment	(6,323)	12,347	16,968	—	44,294	67,286
Vehicle expenses	153,818	6,718	—	—	10,694	171,230
Depreciation	57,951	19,856	—	—	6,381	84,188
Amortization	28,518	—	62,016	—	323	90,857
Total selling, general and administrative expenses	3,155,605	316,687	619,163	—	2,329,780	6,421,235
Loss on impairment	—	—	—	—	—	—
Loss from operations	(1,201,371)	(102,923)	93,593	—	(2,329,780)	(3,540,481)
Other (expense) income, net	2,722,145	—	11,015	—	(6,086,614)	(3,353,454)
Net (loss) income from continuing operations	$1,520,774	$(102,923)	$104,608	$—	$(8,416,394)	$(6,893,935)
Total assets	$9,422,417	$1,803,751	$3,380,374	$—	$899,764	$15,506,306
Capital expenditures	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2026
	Owned Service Network	Managed Solutions	Logistics	Keen Labs	Others	Total

Revenues	$4,332,657	481,763	6,738,332	5,704,660	182,410	$17,439,822
Cost of revenue	3,167,302	330,041	5,250,912	3,907,269	115,639	12,771,163
Selling, general and administrative expenses
Facility costs	104,260	16,089	—	—	18,228	138,577
Insurance expenses	201,856	11,513	43,891	—	225,372	482,632
Marketing expenses	185,442	45,264	—	333,454	410,573	974,733
Operational expenses	1,502,342	(20,274)	413,742	782,503	2,129,653	4,807,966
Compensation and related benefits	1,016,129	136,425	616,007	470,481	890,180	3,129,222
Travel & entertainment	36,550	1,050	16,140	27,032	56,685	137,457
Vehicle expenses	157,602	10,235	—	—	44	167,881
Depreciation	75,998	—	—	—	662	76,660
Amortization	47,595	—	86,074	—	69,608	203,277
Total selling, general and administrative expenses	3,327,774	200,302	1,175,854	1,613,470	3,801,005	10,118,405
Loss on impairment	322,616	—	—	—	—	322,616
(Loss) income from operations	(2,485,035)	(48,580)	311,566	183,921	(3,734,234)	(5,772,362)
Other (expense) income, net	(3,224,743)	—	173,742	(4,605)	(1,599,488)	(4,655,094)
Equity in earnings of equity method investee	—	—	—	—	708,464	708,464
Change in fair value of investment in equity securities	—	—	—	—	2,312,820	2,312,820
Net (loss) income from continuing operations	$(5,709,778)	$(48,580)	$485,308	$179,316	$(2,312,438)	$(7,406,172)
Total assets	$3,292,197	$—	$3,856,684	$1,577,435	$44,281,547	$53,007,863
Capital expenditures	$2,733	$—	$—	$—	$—	$2,733

	Six Months Ended June 30, 2025
	Owned Service Network	Managed Solutions	Logistics	Keen Labs	Others	Total
Revenues	$8,362,025	2,365,319	5,412,213	—	—	$16,139,557
Cost of revenue	4,425,423	1,736,378	4,171,561	—	—	10,333,362
Selling, general and administrative expenses						—
Facility costs	54,016	118,106	—	—	9,747	181,869
Insurance expenses	140,876	33,893	26,254	—	212,949	413,972
Marketing expenses	1,873,312	107,128	—	—	882,478	2,862,918
Operational expenses	1,542,635	(462,051)	215,157	—	2,993,446	4,289,187
Compensation and related benefits	2,197,643	800,307	634,000	—	403,628	4,035,578
Travel & entertainment	22,727	15,591	25,418	—	99,220	162,956
Vehicle expenses	219,968	106,697	—	—	10,694	337,359
Depreciation	111,286	19,856	—	—	6,381	137,523
Amortization	62,853	—	71,351	—	645	134,849
Total selling, general and administrative expenses	6,225,316	739,527	972,180	—	4,619,188	12,556,211
Loss on impairment	—	—	—	—	—	—
(Loss) income from operations	(2,288,714)	(110,586)	268,472	—	(4,619,188)	(6,750,016)
Other (expense) income, net	2,672,341	—	11,015	—	(9,696,671)	(7,013,315)
Net (loss) income from continuing operations	$383,627	$(110,586)	$279,487	$—	$(14,315,859)	$(13,763,331)
Total assets	$9,422,417	$1,803,751	$3,380,374	$—	$899,764	$15,506,306
Capital expenditures	$—	$—	$—	$—	$—	$—

As of June 30, 2026 and December 31, 2025 the Company’s total assets located outside the United States were approximately nil and nil, respectively from its continuing operations. For the three and six months ended June 30, 2026, two and three customers, respectively represented more than 10% of total company revenue and for the three and six months ended June 30, 2025, one and two customer, respectively represented more than 10% of total company revenue.

The following tables summarize disaggregated revenue information by geographic area based upon the customer’s country of domicile:

	Three Months Ended June 30, 2026
	Owned Service	Managed
	Network	Solutions	Logistics	Keen Labs	Others	Total
United States	$1,982,761	$147,522	$3,626,992	$3,854,734	$182,410	$9,794,419
Total	$1,982,761	$147,522	$3,626,992	$3,854,734	$182,410	$9,794,419

	Three Months Ended June 30, 2025
	Owned Service Network	Managed Solutions	Logistics	Keen Labs	Others	Total
United States	$4,401,467	$608,951	$2,874,783	$—	$—	$7,885,201
Total	$4,401,467	$608,951	$2,874,783	$—	$—	$7,885,201

	Six Months Ended June 30, 2026
	Owned Service Network	Managed Solutions	Logistics	Keen Labs	Others	Total
United States	$4,332,657	$481,763	$6,738,332	$5,704,660	$182,410	$17,439,822
Total	$4,332,657	$481,763	$6,738,332	$5,704,660	$182,410	$17,439,822

	Six months ended June 30, 2025
	Owned Service Network	Managed Solutions	Logistics	Keen Labs	Others	Total
United States	$8,362,025	$2,365,319	$5,412,213	$—	$—	$16,139,557
Total	$8,362,025	$2,365,319	$5,412,213	$—	$—	$16,139,557

NOTE 15: ACQUISITION

Harry Kahn Associates, Inc. Acquisition

On April 3, 2026, the Company acquired 100% of the outstanding shares of Harry Kahn Associates, Inc. (“HKA”), which became a wholly owned subsidiary of the Company. The aggregate purchase consideration was $249,000 consisted of 12,500 shares of the Company’s common stock with an acquisition-date fair value of approximately $77,110, based on a share price of approximately $6.17 per share. The purchase consideration also included $200,000 of future consideration payable to the former shareholders of HKA within one year following the acquisition date. As the payment obligation was not contingent upon the occurrence of a future event, the future consideration was discounted to its acquisition-date fair value of approximately $172,000 using a discount rate of 16.0%.

No cash consideration was paid to the sellers, and the Company assumed certain third-party liabilities as describe in purchase price allocation below. Acquisition-related costs were expensed as incurred and were not material to the Company’s condensed consolidated financial statements.

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

The acquisition expands the Company’s technology platform into the defense and government infrastructure market, positioning Keen Labs’ AI and data analytics capabilities to address predictive maintenance, lifecycle sustainment, and logistics intelligence applications across mission-critical military systems. Management believes that HKA’s established government relationships and structured operational datasets, together with the Company’s technology platform, may provide opportunities for growth in the global defense sustainment market.

Presented below is the preliminary purchase price allocation for the acquisition:

HKA
Date of Acquisition	April 03, 2026
Cash and cash equivalents	$25,268
Accounts receivables, net	62,481
Prepaid expenses	5,663
Contract assets	194,028
Fixed assets, net	1,142
Right of use assets	31,119
Intangible Assets	327,000
Goodwill	316,822
Total assets acquired	963,523
Accounts payable	23,938
Accrued expenses	46,671
Line of credit	315,093
Contract liabilities	61,863
Other current liabilities	36,473
Operating lease liabilities	26,889
Note payable	203,072
Total liabilities assumed	713,999
Net assets acquired	$249,524

The purchase price allocation is preliminary as the Company is finalizing the valuation of certain identifiable intangible assets and working capital balances. The Company expects to complete the valuation during the measurement period, which will not exceed one year from the acquisition date.

The preliminary fair values and estimated useful lives of the identifiable intangible assets acquired are as follows:

		Estimated Useful
Identifiable Intangible Assets	Fair Value	Life (Years)
Technology	$274,000	15
Customer relationships	9,000	5
Trade names	44,000	5
Total fair value of intangible assets	$327,000

The fair values of the identifiable intangible assets acquired were estimated using income-based valuation approaches. The fair value of the acquired technology was estimated using the multi-period excess earnings method, which reflects the present value of the after-tax cash flows attributable to the technology after deducting contributory asset charges. The fair value of customer relationships was estimated using the with-and-without method, which reflects the present value of the incremental cash flows attributable to the existing customer relationships. The fair value of the trade name was estimated using the relief-from-royalty method, which reflects the present value of the after-tax royalty savings attributable to ownership of the trade name. The acquisition has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations.

Further, in accordance with ASC 280, Segment Reporting, the acquisition did not result in the identification of a new reportable segment considering it had insignificant operations since acquisition through June 30, 2026, therefore, the Company has concluded that HKA is included within “Others” segment.

HKA has contributed approximately $182,000 and $128,000 of revenue and net loss respectively from the acquisition date through June 30, 2026.

NOTE 16: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2026 through the date these interim financial statements were issued, in accordance with ASC 855, Subsequent Events. No events were identified that require adjustment to the accompanying financial statements. All subsequent events identified are non-recognized subsequent events.

Acquisition of Blue Ribbon Ice Inc.

On July 1, 2026, the Company completed the acquisition of a 60% controlling interest in Blue Ribbon Ice Inc. (“BRI”) pursuant to an Acquisition Agreement with BRI and its sole shareholder. As consideration for the acquisition, the Company issued 58,824 shares of its common stock, will pay $250,000 in cash and assumed certain outstanding indebtedness of BRI, subject to the terms of the Acquisition Agreement. Following the transaction, the Company controls BRI, while the seller retained a 40% noncontrolling ownership interest.

The Acquisition Agreement also provides for contingent consideration based on BRI’s future financial performance through 2030 and includes contractual rights that may require the Company to purchase the BRI’s remaining ownership interest over specified future periods, subject to the terms of the agreement.

The Company expects to account for the acquisition as a business combination under ASC 805, Business Combinations. The initial accounting for the business combination is incomplete as of the date these condensed consolidated financial statements were available to be issued because the Company has not yet completed the valuation of the assets acquired, the liabilities assumed, the non-controlling interest, and the resulting goodwill. Accordingly, the Company is unable to present the provisional amounts of consideration transferred and of the identifiable assets and liabilities recognized at the acquisition date. The amounts recognized are provisional and may be adjusted during the measurement period, which will not exceed one year from the acquisition date, as the Company obtains the information necessary to identify and measure the acquisition-date fair values of the assets acquired and liabilities assumed. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

Purchase Order Financing Advance

On April 8, 2026, the Company’s wholly owned subsidiary, Keen Labs Operations, Inc., received an additional advance under the previously disclosed factoring and security agreement, as amended, with its lender. Pursuant to a supplier letter agreement among the lender, Keen Labs Operations, Inc. and a third-party vendor, the lender remitted approximately $134,000 directly to the vendor, representing the balance due on an approved purchase order, net of a deposit previously paid by Keen Labs Operations, Inc. and a warranty holdback payable upon delivery and acceptance of the goods. The advance is governed by the existing terms of the facility, with charges accruing at 1.625% per 15-day period from the date of advance until the related invoice is verified and funded. The obligation is secured by substantially all assets of the applicable obligors under the facility’s cross-collateralization and cross-default provisions and is guaranteed by the Company.

In July 2026, Keen Labs Operations, Inc. received two additional advances under the same facility relating to separate approved purchase orders. The related invoices totaled approximately $956,000, against which the lender advanced approximately $813,000, with approximately $143,000 retained as holdbacks. On August 6, 2026, approximately $432,000 of the financed proceeds were released from escrow, including approximately $321,000 remitted to the applicable vendor and approximately $111,000 remitted to Keen Labs Operations, Inc. Charges on these advances accrue at 1.55% for the initial 30-day period, plus 0.55% for each 10-day period thereafter, from the date of advance until the related invoices are verified and funded. These advances are secured and guaranteed on the same basis as the facility’s existing terms described above. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

Senior Secured Notes

On August 7, 2026, the Company entered into a non-binding term sheet with an institutional investor for up to $5,000,000 in net proceeds of senior secured notes, comprised of two $2,500,000 notes bearing 10% and 12.5% original issue discount, respectively, with cash interest at 10% and 12.5% per annum guaranteed for the first twelve months. The first note is secured by a first priority lien on the Company’s 160,000,000 shares of Blue Cloud Softech Solutions Ltd. and matures on the earlier of twelve months or 30 days after expiration of the related share lock-up. The second note automatically converts to preferred stock upon the Company’s up-listing to a national securities exchange, carrying a 10% dividend and convertible into common stock beginning six months thereafter at the up-listing price. The investor will also receive five-year warrants covering 50% of the combined principal, exercisable at the pre-closing volume-weighted average price. The transaction is subject to due diligence, definitive documentation, and other customary closing conditions, and there can be no assurance it will close on these terms or at all.

Proceeds are expected to repay approximately $2,600,000 of institutional convertible notes, $650,000 of shareholder loans, and up to $550,000 of merchant cash advance and trade loan obligations, with the balance for working capital. In connection with the financing, substantially all other outstanding convertible notes are expected to convert automatically at the up-listing price upon an up-listing.

This financing, if consummated, is intended to address a portion of the Company’s near-term liquidity requirements, including the repayment of higher-cost debt obligations described above, and is secured by an asset already reflected on the Company’s balance sheet rather than requiring a new capital contribution. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

Short-Term Bridge Loans

On July 17, 2026 and July 21, 2026, the Company issued two short-term promissory notes (collectively, the “Bridge Notes”) to the same unaffiliated third-party lender under its existing bridge financing arrangement, in an aggregate principal amount of $260,000. The material terms of the individual Bridge Notes are summarized below.

On July 17, 2026, the Company issued a short-term promissory note (the “First Bridge Note”) to the same unaffiliated third-party lender in the principal amount of $110,000. The First Bridge Note bears interest at a rate of 20% per annum, computed on a simple interest basis on a 360-day year, and matures 60 days from the date of disbursement, on or about September 15, 2026. In addition, the Company agreed to pay the lender a facilitation fee of $2,200 (representing 2% of the principal amount), which is fully earned on the date of disbursement and payable in full at maturity together with the principal and accrued interest. The First Bridge Note does not contain conversion or other equity-linked features. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 26% per annum, and a late payment charge equal to 2% of the then-outstanding balance becomes payable. The First Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

On July 21, 2026, the Company issued a short-term promissory note (the “Second Bridge Note”) to the same unaffiliated third-party lender in the principal amount of $150,000. The Second Bridge Note bears interest at a rate of 20% per annum, computed on a simple interest basis on a 360-day year, and matures 60 days from the date of disbursement, on or about September 19, 2026. In addition, the Company agreed to pay the lender a facilitation fee of $3,000 (representing 2% of the principal amount), which is fully earned on the date of disbursement and payable in full at maturity together with the principal and accrued interest. The Second Bridge Note does not contain conversion or other equity-linked features. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 26% per annum, and a late payment charge equal to 2% of the then-outstanding balance becomes payable. The Second Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

On August 4, 2026, the Company drew an additional tranche (the “Third Bridge Note”) of $100,000 under the Bridge Loan Agreement with the same unaffiliated third-party lender, evidenced by a tranche disbursement and receipt certificate designated Tranche T-8. The Company agreed to pay the lender a tranche fee of $10,000 (representing 10% of the principal amount), resulting in a total amount payable at maturity of $110,000. The Third Bridge Note matures 60 days from the date of disbursement, on or about October 4, 2026. Proceeds were applied to working capital and general corporate purposes in accordance with the terms of the Bridge Loan Agreement. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

Convertible Promissory Note Issuances

On July 1, 2026, the Company closed one convertible note financing with an unaffiliated institutional accredited investors, with face principal of $150,000 and a purchase price of $135,000. The note is accompanied by the issuance 2,000 of commitment shares. Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The material terms of the individual transactions, which are substantially identical, are summarized below. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

On July 1, 2026, the Company issued a 12% convertible redeemable note (the “First July Note”) to an institutional accredited investor in the principal amount of $122,000, for a purchase price of $110,000, reflecting an original issue discount of $12,000. The investor withheld $5,000 from the purchase price to cover legal fees, resulting in net proceeds to the Company of approximately $105,000. The First July Note matures on July 1, 2027 and bears interest at a rate of 12% per annum, payable in shares of the Company’s common stock. Beginning on the six-month anniversary of issuance, the holder may convert outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the fifteen trading days preceding the applicable conversion date (55% while the Company’s shares are subject to a DTC “chill”), subject to a 4.99% beneficial ownership limitation, which may be increased up to 9.9% upon 60 days’ prior written notice by the holder. The note may be prepaid, subject to premiums ranging from 105% to 140% of principal and accrued interest depending on the timing of prepayment, and may not be prepaid after the 180th day following issuance. The Company has reserved 169,669 shares of its common stock for conversions under the note. The related Securities Purchase Agreement was executed on July 1, 2026, with closing occurring on the same date. Proceeds were applied to working capital and general corporate purposes. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

On July 1, 2026, the Company issued a second 12% convertible redeemable note (the “Second July Note”) to a separate institutional accredited investor on substantially identical terms, in the principal amount of $122,000, for a purchase price of $110,000, reflecting an original issue discount of $12,000. The investor withheld $5,000 from the purchase price to cover legal fees, resulting in net proceeds to the Company of approximately $105,000. The Second July Note matures on July 1, 2027 and carries the same interest rate, conversion mechanics, prepayment premium schedule, and share reserve as the First July Note described above. The related Securities Purchase Agreement was executed on July 1, 2026, with closing occurring on the same date. Proceeds were applied to working capital and general corporate purposes. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

On July 9, 2026, the Company entered into a Securities Purchase Agreement with an institutional accredited investor, pursuant to which the Company issued a 14% convertible redeemable note (the “July 9 Note”) in the principal amount of $90,000, for a purchase price of $82,000, reflecting an original issue discount of $8,000. The Company reimbursed the investor $2,000 for legal fees, resulting in net proceeds to the Company of approximately $80,000. The Company issued the investor 525 restricted shares of common stock as additional consideration for the purchase of the July 9 Note, deemed earned in full upon funding, and agreed to include the securities in its next scheduled periodic report filed with the SEC. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

The July 9 Note carries a one-time guaranteed interest charge of 14% per annum, equal to $13,000, which is added to the principal balance and payable at the maturity date of July 9, 2027, resulting in a total repayment obligation of $103,000. Principal is repayable in six scheduled installments of $17,000 each, commencing 180 days after issuance and continuing at thirty-day intervals thereafter, with any remaining balance due at maturity. Any amount not paid when due bears interest at the lesser of 24% per annum or the maximum amount permitted by applicable law. If the Company fails to maintain its eligibility with the Depository Trust Company, the principal balance increases by $15,000, and failure to timely deliver conversion shares triggers liquidated damages of $2,000 per day. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

Following an Event of Default, the holder may convert outstanding amounts into shares of the Company’s common stock at a fixed conversion price of $10.00 per share or, if the Event of Default remains uncured, at the holder’s election, 75% of the lowest trading price of the common stock during the 10 trading days preceding the applicable conversion notice, in each case subject to a 4.99% beneficial ownership limitation. The Company has reserved 53,700 shares of its common stock for conversions under the note. The related Securities Purchase Agreement contains a most-favored-nation provision in favor of the investor and a covenant restricting short sales of the Company’s common stock by the investor. The July 9 Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On July 18, 2026, the Company issued a convertible promissory note (the “July 18 Note”) to an institutional accredited investor in the principal amount of $150,000, for a purchase price of $135,000, reflecting an original issue discount of $15,000. The July 18 Note carries a one-time interest charge of 12% applied to the principal amount on the issuance date, equal to $18,000, which is guaranteed and fully earned as of the issuance date, resulting in a total repayment obligation of $168,000 due at maturity on July 18, 2027. The note may not be prepaid except upon three trading days’ prior written notice, in which case the Company must pay 100% of outstanding principal and accrued interest plus a $750 administrative fee. Any amount not paid when due bears interest at the lesser of 22% per annum or the maximum amount permitted by applicable law. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

Repayment is structured through eight scheduled amortization payments: six installments of $24,000 commencing 140 days after the closing date and continuing at 30-day intervals thereafter, a seventh installment of $23,000, and a final payment of the remaining outstanding balance due at maturity. The holder may convert outstanding principal and interest into shares of the Company’s common stock at any time on or after the earlier of an Event of Default or a missed amortization payment, at a conversion price equal to 65% of the lowest traded price of the common stock during the fifteen trading days preceding the applicable conversion date, subject to a 4.99% beneficial ownership limitation and a $1,750 holder fee deducted from each conversion amount. The Company has agreed to reserve the greater of 1,000,000 shares or three times the number of shares issuable upon full conversion of the note. The note includes a most-favored-nation provision covering future financings and a full-ratchet anti-dilution adjustment to the conversion price in the event the Company issues securities at an effective price lower than the then-applicable conversion price. The July 18 Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, is governed by Delaware law, and is subject to binding arbitration of disputes. Proceeds were applied to working capital and general corporate purposes.

On August 17, 2026, the Company issued an unsecured convertible promissory note to an institutional accredited investor in the principal amount of $250,000, for a purchase price of $225,000, reflecting an original issue discount of $25,000. After $11,000 of legal and due diligence costs withheld by the investor, net proceeds to the Company were approximately $214,000. The note bears interest at 10% per annum, with the first twelve months of interest, equal to $25,000, guaranteed and earned upon issuance, and matures on August 17, 2027. Repayment is structured through six monthly amortization payments of approximately $39,000 commencing 180 days after closing, with the remaining balance due at maturity. Following an Event of Default or missed amortization payment, the holder may convert outstanding amounts into shares of the Company’s common stock at 75% of the lowest traded price during the fifteen trading days preceding conversion, subject to a 4.99% beneficial ownership limitation. The note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D. Proceeds are to be used for business development and general working capital. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

Private Placement of Common Stock

On August 4, 2026, the Company entered into subscription agreements with three unaffiliated accredited investors for the sale of an aggregate of 122,500 shares of common stock at a purchase price of $4.00 per share, for aggregate gross proceeds of $490,000. The shares were sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Proceeds were applied to working capital and general corporate purposes. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

Merchant Cash Advance Agreement

On July 9, 2026, the Company’s wholly owned subsidiaries, ConnectM Babione LLC and Bourque Heating & Cooling Co., Inc., entered into a Future Receivables Sale and Purchase Agreement (the “MCA Agreement”) with an unaffiliated third-party purchaser, pursuant to which the subsidiaries sold $142,000 of future receivables for a purchase price of $100,000. After deduction of $5,000 in underwriting and related fees and a $6,000 fee payable to a third-party broker, net funds of $95,000 were provided to the subsidiaries. The specified percentage of daily receipts to be remitted to the purchaser is 16.39%, with an initial estimated daily remittance of $946.67 (or, at the subsidiaries’ election so long as the agreement remains in good standing, a weekly remittance of $4,733.33), and an estimated collection term of 150 days, subject to reconciliation based on actual receipts. As structured, the transaction is a sale of future receivables rather than a loan and does not bear a stated interest rate; the agreement discloses an estimated annual percentage rate of approximately 79% based on the assumed collection period. An officer of the Company provided a personal guaranty of the subsidiaries’ performance obligations under the MCA Agreement. The agreement contains customary covenants restricting the subsidiaries from incurring additional receivables-based financing (“stacking”) without the purchaser’s prior written consent. Proceeds were applied to working capital and general corporate purposes. Management is currently evaluating the accounting implications of this subsequent event, including the appropriate recognition, measurement, classification and disclosure, as applicable, and the accounting assessment has not yet been concluded.

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

Executive Overview

ConnectM (the “Company”) is a Delaware corporation headquartered in Marlborough, Massachusetts. On July 12, 2024 (the “Merger Closing Date” or the “Merger Closing”), Monterey Capital Acquisition Corporation (“MCAC”) consummated an Agreement and Plan of Merger (the “Merger Agreement”) with ConnectM Technology Solutions, Inc. (“Legacy ConnectM”) in which MCAC acquired all of the issued and outstanding shares of Common Stock from Legacy ConnectM shareholders (the “Business Combination”) in exchange for 14,500,000 shares of MCAC’s Common Stock. On the Merger Closing Date, MCAC changed its name to ConnectM Technology Solutions, Inc. (“ConnectM”) and it became a publicly listed company. ConnectM is a U.S.-based technology company that develops, sells, and operates hardware and software to power the physical layer of the AI economy. The Company’s strategy is organized around two high-growth, U.S.-centered platforms: DeliveryCircle, asset-light logistics-technology subsidiary, and Keen Labs, the Company’s wholly owned AI and technology subsidiary. Over the past year, the Company has simplified its portfolio to concentrate on these two platforms, divesting or winding down its legacy Owned Service Network, Managed Solutions, and India-based operations, as described further below.

DeliveryCircle’s Decios platform uses AI to optimize business-to-business last-mile delivery, matching shipments to a network of independent, contracted drivers in real time to enable same-day movement of freight from warehouses and distribution centers to retail points of sale. Keen Labs designs, sources, and distributes AI-enabled distributed-energy and electrification hardware, including smart heat pumps and smart controls, the Hi-C™ and Hi-E™ families of battery energy storage systems, and virtual power plant software, alongside solar, battery storage, and EV charging offerings; including business-to-business sales to multi-billion dollar national distribution partners. Both platforms are supported by a common data and intelligence layer built and continuously enhanced by Keen Labs, which accesses more than 30 gigabytes of operating and performance data per day across the Company’s portfolio and partner network, and applies AI and machine-learning models intended to deliver customer outcomes such as predictive maintenance, energy optimization, and route efficiency.

The Company’s OSN segment provides energy solutions directly to residential, commercial and enterprise customers. OSN’s operations primarily include the installation, maintenance and servicing of electrified heating and cooling systems and distributed energy solutions, including solar and battery systems. The installed equipment is supported by the Company’s AI-driven energy intelligence platform, which enables monitoring of equipment performance and efficiency and facilitates the identification of maintenance requirements.

The Company also offers physical products as part of its solutions offerings, including AI-enabled heat pump systems for use in the decarbonization of homes and businesses, and solar panels, inverters, battery storage systems, and related balance-of-system components procured and distributed through its Keen Labs Operations, Inc. subsidiary to installation partners including Sun Solar, LLC.

The Company previously provided managed solutions offerings, including human resources management, procurement services, omnichannel marketing and lead generation services, and access to working capital solutions designed to improve operating efficiency and enhance profitability for service providers. In April 2026, the Company terminated its last remaining managed service agreement and is exploring options with respect to its Managed Solutions offerings. No formal plans are currently in place.

The Company’s platform and associated software continuously collect and analyze operational data, generating actionable insights that customers use for monitoring, optimization and decision-making, and enabling applications such as predictive maintenance and virtual power plant integration.

The Company is actively rationalizing its segment portfolio to focus on its highest-quality, U.S. based verticals that contribute positively to operating results. During the three and six months ended June 30, 2026, the Company continued to streamline certain HVAC, solar, and other home service operations within the Owned Service Network segment as the Company shifted its decarbonization strategy toward product-led and technology-enabled offerings. The Keen Labs segment which conducts the Company’s technology platform operations and U.S. wholesale procurement and distribution of solar, energy storage, and related balance-of-system components through Keen Labs Operations, Inc., which contributed approximately $3,855,000 and $5,705,000 of product sales revenue during the three and six months ended June 30, 2026, respectively under VPP kit supply arrangements with installation partners. The remaining Owned Service Network operations are subject to ongoing strategic review. As discussed above, the Company terminated its last remaining Managed Solutions service agreement in April 2026.

On April 3, 2026, the Company completed its previously announced acquisition of HKA, a defense-focused technical data development company headquartered in Hagerstown, Maryland, acquiring 100% of HKA’s issued and outstanding capital stock in exchange for 12,500 shares of the Company’s common stock. HKA has maintained an uninterrupted contracting relationship with the U.S. Naval Air Systems Command since 1976 and provides logistics support analysis databases, technical manuals, and training materials to the U.S. Department of Defense, the U.S. Coast Guard, and major defense original equipment manufacturers, including Boeing, Northrop Grumman, and Lockheed Martin. The acquisition expands the Company’s technology platform into the defense and government infrastructure market and is expected to enable the application of Keen Labs’ AI and data analytics capabilities to predictive maintenance, lifecycle sustainment, and logistics intelligence use cases. The Company accounted for the acquisition as a business combination under ASC 805 effective April 3, 2026, the closing date, and has allocated HKA to its Other segment for segment reporting purposes, as HKA does not meet the quantitative thresholds to qualify as a separately reportable segment under ASC 280.

On June 17, 2026, the Company completed the previously announced Share Swap Agreement with Blue Cloud Softech Solutions Limited (“Blue Cloud”) (BSE: 539607), transferring 94.12% of the issued and outstanding equity of Global Impx Inc. (“GIX”), which held the Company’s India-based operations, to Blue Cloud in exchange for 160,000,000 newly issued equity shares of Blue Cloud, representing approximately 17.33% of Blue Cloud’s post-issue share capital. Upon closing, the Company deconsolidated GIX and its subsidiaries and recorded its Blue Cloud shares as an equity security at fair value under ASC 321, resulting in a non-cash gain of approximately $14,154,000, net of tax. As a result of the transaction, the Distributed Energy & Renewables and Transportation segments were substantially eliminated during the quarter.

The Company earns revenue across five operating segments:

●	Owned Service Network – Electrification and HVAC service providers delivering energy-efficient installations and long-term performance monitoring to end-users; certain operations subject to ongoing strategic review;
●	Managed Solutions – provides third party residential and light commercial service providers with access to the Technology Platform as well as a selection of servicing offerings that the managed solutions customer can select from, including human resources management, procurement services, omnichannel marketing and lead generation as well as access to short-term working capital loans. The Company terminated its last remaining managed service agreement in April 2026, and this segment is expected to be eliminated as a reportable segment beginning in the third quarter of 2026. As the Company continues to focus on its strategy toward product-led and technology-enabled offerings and as part of this strategy, the Company terminated its managed service solution agreement. As of June 30, 2026, the Company had not authorized and approved a plan to sell and continued to evaluate multiple strategic alternatives for this segment. Accordingly, the termination of services did not meet the criteria for classification as held for sale under ASC 205-20-45-1E as management had not committed to a plan of sale and a sale was not considered probable within one year, consider this the segment is presented as held-and-used in these condensed consolidated financial statements.
●	Keen Labs – AI, control, and energy intelligence platforms that underpin the Company’s modern energy economy solutions, conducted through Keen Labs Operations, Inc. and including industrial IoT hardware, the Hi-C™ line of hybrid energy storage systems, the Hi-E™ line of lithium iron phosphate long-duration and VPP-enabling storage systems, smart heat pumps, connected vehicle technologies, and the wholesale procurement and distribution of solar energy equipment, battery storage systems, and related balance-of-system components to U.S. installation partners including Sun Solar, LLC;
●	Logistics – DeliveryCircle, LLC, a U.S.-based subsidiary offering AI-enabled dispatch, route optimization, and sortation services within the last-mile delivery sector; and

●	Other Segment – Comprises corporate-level operations and the Company’s HKA subsidiary, this segment generated de minimis revenue during the periods presented, consisting of less than $200,000 from HKA.

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

On March 10, 2026, the Company entered into an Exchange Agreement to acquire Harry Kahn Associates, Inc., a defense-focused technical data development company. The transaction closed on April 3, 2026 upon satisfaction of the share transfer closing condition.

During the six months ended June 30, 2026, the Company issued convertible promissory notes with aggregate gross proceeds of approximately $3,540,000.

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

During the six months ended June 30, 2026, the Company issued promissory notes and entered into term loan agreements with third-party lenders with aggregate principal amounts of $1,700,000. The promissory notes generally bear interest and mature in accordance with their contractual terms, and the term loans are repayable pursuant to scheduled principal and interest payments. During the period, the Company also amended one of its existing promissory note agreements to modify certain terms. Proceeds from these financings were used for working capital and general corporate purposes.

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

Divestiture of India Operations — Blue Cloud Share Swap Transaction

On April 6, 2026, the Company entered into a definitive Share Swap Agreement with Blue Cloud Softech Solutions Limited (“Blue Cloud”) (BSE: 539607), a publicly listed Indian technology and infrastructure company, pursuant to which Blue Cloud acquired 94.12% of the issued and outstanding equity shares of Global Impx Inc. (“GIX”), a Delaware corporation and subsidiary of the Company, in exchange for newly issued equity shares of Blue Cloud on a preferential basis. GIX holds, directly and through its subsidiaries, the Company’s India-based operating platform, including ConnectM Technology Solutions Private Limited, Cambridge Energy Resources Private Limited, CER Microgrids Private Limited, CER Rooftop Private Limited, and Geo Impex & Logistics Private Limited. The operations held through GIX were reported within the Distributed Energy & Renewables, Transportation and Other segments. The Share Swap Agreement is governed by the laws of India and is subject to the exclusive jurisdiction of the courts at Hyderabad, Telangana.

Under the terms of the agreement, Blue Cloud agreed to issue an aggregate of 170,000,000 equity shares of face value ₹1 each at a price of not less than the floor price of ₹21.93 per share (the “Blue Cloud Consideration Shares”) to the shareholders of GIX in exchange for 212,500,000 equity shares of GIX, reflecting a swap ratio of 100 Blue Cloud shares for every 125 GIX shares. Of the total consideration shares, ConnectM received 160,000,000 shares in exchange for the 200,000,000 GIX shares held by it, representing approximately 94.1% of GIX, and AstraBridge Inc., a minority shareholder of GIX, received 10,000,000 shares in exchange for the 12,500,000 GIX shares held by it, representing approximately 5.9% of GIX. The implied aggregate transaction value is approximately ₹372.81 crores (approximately $39.6 million based on prevailing exchange rates). The floor price was determined by an independent IBBI-registered valuer, in a report dated April 06, 2026, as the higher of the 90-trading-day and 10-trading-day volume weighted average prices of Blue Cloud’s equity shares preceding the relevant date of April 02, 2026, in accordance with the Companies Act, 2013 and the SEBI (Issue of Capital and Disclosure Requirements) Regulations, 2018 (the “SEBI ICDR Regulations”).

Upon closing, ConnectM’s 160,000,000 Blue Cloud shares represented approximately 17.33% of Blue Cloud’s post-issue equity share capital of 923,081,600 shares, comprising 753,081,600 shares outstanding immediately prior to the preferential allotment and the 170,000,000 Blue Cloud Consideration Shares. The Company held no Blue Cloud shares prior to the allotment. AstraBridge Inc.’s 10,000,000 shares represent approximately 1.08% of post-issue capital, and the Blue Cloud Consideration Shares represent approximately 18.42% in the aggregate. The Blue Cloud Consideration Shares will rank pari passu with existing Blue Cloud equity shares and will be subject to a lock-in period of six months from the date of trading approval, in accordance with Regulation 167 of the SEBI ICDR Regulations. The Company had an unconditional right to receive the shares as of June 17, 2026, however the actual delivery of shares happened post June 30, 2026.

On May 4, 2026, Blue Cloud’s shareholders approved the transaction at an Extraordinary General Meeting, including the increase in authorized share capital, the preferential issuance of equity shares for consideration other than cash, and all related resolutions required under Indian corporate and securities law. The remaining conditions precedent, consisting of receipt of in-principle approval from BSE Limited for the preferential allotment and execution and delivery of all transfer instruments and board resolutions required to effect the transfer of the GIX shares, were satisfied, and the transaction closed on June 17, 2026. Because the transaction falls under the 100% automatic route, no approval of the Reserve Bank of India under the Foreign Exchange Management Act, 1999 was required.

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

Upon closing, the Company’s Blue Cloud shareholding accounting evaluation is under consideration, with final classification and measurement under U.S. GAAP to be determined based on then-applicable facts and circumstances, including the availability of quoted market prices, the existence of transfer restrictions during the lock-in period, the Company’s level of influence over Blue Cloud, and other relevant considerations. The Share Swap Agreement provides that no transferor acquires any special management, control, veto, nomination or affirmative rights beyond those available to any public shareholder of Blue Cloud, and that no transferor is entitled to appoint any director or nominee to Blue Cloud’s board of directors by virtue of the agreement. The Company expects the transaction to result in a non-cash gain, subject to finalization of its technical accounting analysis.

Acquisition of Harry Kahn Associates, Inc.

On April 3, 2026, the Company acquired 100% of the issued and outstanding capital stock of Harry Kahn Associates, Inc. (“HKA”), a defense-focused technical data development company headquartered in Hagerstown, Maryland. The acquisition was completed pursuant to an Exchange Agreement (the “HKA Exchange Agreement”) with the stockholders of HKA, under which the Company acquired 100% of the issued and outstanding capital stock of HKA in exchange for 12,500 shares of the Company’s common stock. Accordingly, the Company accounted for the acquisition of HKA as a business combination under ASC 805 effective April 3, 2026, the closing date.

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

Short-Term Bridge Loans

Between April 14, 2026 and May 13, 2026, the Company and its wholly owned subsidiary, Global Impx, Inc., issued three short-term promissory notes (collectively, the “Bridge Notes”) in an aggregate principal amount of $600,000, each to the same lender (the “Bridge Lender”), which is also a minority shareholder of Global Impx, Inc. The material terms of the individual Bridge Notes are summarized below.

On April 14, 2026, Global Impx, Inc., a wholly owned subsidiary of the Company, issued a short-term promissory note (the “First Bridge Note”) to the Bridge Lender in the principal amount of $150,000. The First Bridge Note bears interest at a rate of 14% per annum, computed on a simple interest basis on a 360-day year (actual days elapsed), and matures 90 days from the date of disbursement, on or about July 13, 2026. In addition, the Company agreed to pay the lender a one-time processing fee of $1,500 (representing 1% of the principal amount), payable upfront or, at the lender’s option, deducted from the disbursement proceeds. The First Bridge Note does not contain conversion or other equity-linked features and may be prepaid, in whole or in part, at any time without penalty. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 20% per annum, representing a 6% per annum increase over the contractual rate. The First Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On April 19, 2026, the Company issued a short-term promissory note (the “Second Bridge Note”) to the bridge Lender in the principal amount of $250,000. The Second Bridge Note bears interest at a rate of 20% per annum, computed on a simple interest basis on a 360-day year. The Second Bridge Note was originally scheduled to mature 30 days from the date of disbursement, on or about May 19, 2026; pursuant to a subsequent extension agreement between the Company and the lender, the maturity date was, on or about August 31, 2026. In addition, the Company agreed to pay the lender a facilitation fee of $5,000 (representing 2% of the principal amount), which is fully earned on the date of disbursement and payable in full at maturity together with the principal and accrued interest. The Second Bridge Note does not contain conversion or other equity-linked features. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 26% per annum, and a late payment charge equal to 2% of the then-outstanding balance becomes payable. The Second Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On May 13, 2026, the Company issued a short-term promissory note (the “Third Bridge Note”) to the Bridge Lender in the principal amount of $200,000. The Third Bridge Note bears interest at a rate of 20% per annum, computed on a simple interest basis on a 360-day year, and matures 30 days from the date of disbursement, which was further extended to increase the maturity date to August 31, 2026. In addition, the Company agreed to pay the lender a facilitation fee of $4,000 (representing 2% of the principal amount), which is fully earned on the date of disbursement and payable in full at maturity together with the principal and accrued interest. The Third Bridge Note does not contain conversion or other equity-linked features. Upon an Event of Default, outstanding amounts bear interest at an accelerated default rate of 26% per annum, and a late payment charge equal to 2% of the then-outstanding balance becomes payable. The Third Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

Bridge Loan Facility

On May 15, 2026, the Company entered into a bridge loan agreement with the Bridge Lender providing for a short-term loan facility in an aggregate principal amount of up to $1,500,000 (the “Facility”). The Facility may be drawn in one or more advances (each, a “Tranche”) upon the Company’s request, subject to the lender’s approval of each drawdown request. Each Tranche, together with the applicable fee described below, is payable in full on the date falling 60 calendar days after such Tranche is funded. No interest accrues on any Tranche; in lieu of interest, the Company is obligated to pay a fee equal to 10% of the principal amount of each Tranche, which is fully earned upon funding of that Tranche and payable upon its repayment. The Company may prepay any Tranche at any time without penalty, provided that any such prepayment includes the full outstanding principal amount and the full applicable fee for that Tranche. Repayment of a Tranche does not create a right to redraw absent the lender’s separate agreement.

The Facility is secured by a security interest in substantially all assets of the Company, including accounts receivable, cash, deposit accounts, investment property, inventory, equipment, intellectual property and general intangibles, which security interest is subordinate to the interests of the Company’s existing senior secured creditors. Upon an Event of Default, the lender may declare all outstanding Tranches and accrued fees immediately due and payable, and outstanding amounts bear default interest at 20% per annum. The Facility contains affirmative covenants requiring the Company to furnish copies of its filings with the Securities and Exchange Commission, to provide periodic updates regarding its pursuit of a listing on a national securities exchange, and to provide prompt written notice upon obtaining commitments for alternative financing that would be used to repay the Facility.

During the three months ended June 30, 2026, the Company drew Tranches in principal amounts of $200,000, $300,000, $150,000, $100,000 and $100,000, funded on May 18, 2026, May 27, 2026, June 5, 2026, June 9, 2026 and June 25, 2026, respectively, with corresponding fees of $20,000, $15,000, $10,000 and $10,000 and stated maturities of July 17, 2026, July 27, 2026, August 4, 2026, August 8, 2026 and August 25, 2026, respectively. Aggregate principal drawn under the Facility through June 30, 2026 was $850,000, together with aggregate fees of $85,000. Subsequent to June 30, 2026, the Company and the Bridge Lender agreed to extend the maturity date of each outstanding Tranche to August 31, 2026. For the reasons described under “Short-Term Bridge Loans” above, borrowings under the Facility constitute transactions with a related party. Proceeds were applied to working capital and general corporate purposes.

Subsequent to June 30, 2026, the Company drew two additional Tranches under the Facility, in principal amounts of $110,000 and $150,000, funded on July 17, 2026 and July 21, 2026, respectively, with corresponding fees of $11,000 and $15,000 and stated maturities of September 15, 2026 and September 19, 2026, respectively. Each such Tranche was drawn on the same terms as the Tranches described above, bearing no interest and carrying a fee equal to 10% of the principal amount of that Tranche, fully earned upon funding and payable upon repayment. After giving effect to these draws, $910,000 in principal and $91,000 in fees had been drawn under the Facility, leaving $590,000 of the $1,500,000 commitment available. As of the date of this filing, the full $910,000 principal amount drawn remained outstanding.

Convertible Promissory Note Issuances

On April 2, 2026, the Company closed three separate convertible note financings with three unaffiliated accredited investors, with aggregate face principal of $350,000, aggregate gross purchase proceeds of $326,000, and an aggregate of 4,852 restricted shares of the Company’s common stock issued as commitment shares. Each note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and the commitment shares associated with each note were deemed earned in full as of the applicable closing date. The material terms of the individual transactions are summarized below.

On April 2, 2026, the Company issued a convertible promissory note (the “First Convertible Note”) to an institutional accredited investor in the original principal amount of $150,000, for a purchase price of $135,000, reflecting an original issue discount of $15,000. The investor withheld $4,000 from the purchase price to cover legal fees and $5,000 to cover due diligence costs, resulting in net proceeds to the Company of approximately $126,000. The First Convertible Note carries a one-time interest charge of 12% applied to the principal amount on the issuance date, equal to $18,000, which is guaranteed and fully earned as of the issuance date, resulting in a total repayment obligation of $168,000. Repayment is structured through nine scheduled amortization payments — eight installments of $18,750 commencing 120 days after the closing date and continuing at thirty-day intervals thereafter, with a final payment of the remaining outstanding balance due on March 30, 2027 (the maturity date per the underlying note). The Company issued the investor 1,563 restricted shares of common stock as additional consideration for the purchase of the First Convertible Note, deemed earned in full as of the closing date, and granted the investor piggyback registration rights with respect to such shares and the shares of common stock issuable upon conversion. Following an Event of Default or a failure by the Company to pay any scheduled amortization payment, the holder has the right to convert outstanding amounts into shares of the Company’s common stock at a conversion price equal to 65% of the lowest traded price of the common stock during the fifteen (15) trading days immediately preceding the applicable conversion date, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of the then-outstanding principal, accrued interest, and applicable fees. The First Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. The related Securities Purchase Agreement was executed on March 30, 2026, with closing occurring on April 2, 2026 upon the Company’s receipt of the purchase price. Proceeds were applied to working capital and general corporate purposes.

On April 2, 2026, the Company issued a convertible promissory note (the “Second Convertible Note”) to an accredited investor in the principal amount of $50,000, for a purchase price of $50,000. The Second Convertible Note carries a one-time guaranteed interest charge of 15% per annum for twelve months, applied to the principal on the issuance date and payable in a lump sum at maturity, resulting in a total repayment obligation of $57,500 due on April 2, 2027. Any unpaid amounts not satisfied by the maturity date bear interest at the lesser of 25% per annum or the maximum amount permitted by applicable law. The Company issued the investor 822 restricted shares of common stock as additional consideration for the purchase of the Second Convertible Note, deemed earned in full as of the closing date. Following an Event of Default, the holder may elect to convert outstanding principal, accrued interest, and applicable penalties into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the twenty (20) trading days immediately preceding the delivery of a conversion notice, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of outstanding principal plus accrued interest and fees. The related Securities Purchase Agreement contains a most-favored-nation provision in favor of the investor. The Second Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On April 2, 2026, the Company issued a convertible promissory note (the “Third Convertible Note”) to an accredited investor in the principal amount of $150,000, for a purchase price of $150,000. The Third Convertible Note carries a one-time guaranteed interest charge of 15% per annum for twelve months, applied to the principal on the issuance date and payable in a lump sum at maturity, resulting in a total repayment obligation of $172,500 due on April 2, 2027. Any unpaid amounts not satisfied by the maturity date bear interest at the lesser of 25% per annum or the maximum amount permitted by applicable law. The Company issued the investor 2,468 restricted shares of common stock as additional consideration for the purchase of the Third Convertible Note, deemed earned in full as of the closing date. Following an Event of Default, the holder may elect to convert outstanding principal, accrued interest, and applicable penalties into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the twenty (20) trading days immediately preceding the delivery of a conversion notice, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of outstanding principal plus accrued interest and fees. The related Securities Purchase Agreement contains a most-favored-nation provision in favor of the investor. The Third Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

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

On June 1, 2026, the Company issued a bridge note (the “June Bridge Note”) to an accredited investor in the aggregate principal amount of $134,960, including an original issue discount of $14,460, for a purchase price of $120,500. At closing, the Company reimbursed the investor $5,500 for legal fees and due diligence costs. The June Bridge Note matures on March 30, 2027. A one-time interest charge of 12% was applied to the principal at issuance, resulting in an aggregate repayment obligation of $151,155, payable in five monthly installments beginning November 30, 2026 through the maturity date; amounts not paid when due accrue default interest at 22% per annum. The Company may prepay the June Bridge Note in full, subject to a prepayment discount equal to 97% of outstanding principal and accrued interest if prepaid within 90 days of issuance, or 98% if prepaid between 91 and 180 days after issuance. The June Bridge Note becomes convertible into shares of the Company’s common stock only following an Event of Default and after 180 days have elapsed from issuance, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date, subject to a 4.99% beneficial ownership limitation. In connection with the transaction, the Company delivered irrevocable instructions to its transfer agent with respect to the reservation and issuance of shares of common stock issuable upon any such conversion. A registered broker-dealer acted in connection with the transaction and is entitled to compensation in respect thereof. The June Bridge Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Proceeds were applied to working capital and general corporate purposes.

On June 9, 2026, the Company issued a convertible promissory note (the “June Convertible Note”) to an accredited investor in the principal amount of $150,000, for a purchase price of $150,000. The June Convertible Note carries a one-time guaranteed interest charge of 15% per annum for twelve months, applied to the principal on the issue date and added to the principal balance, resulting in a total repayment obligation of $172,500 due on June 8, 2027. Any unpaid amounts not satisfied by the maturity date bear interest at the lesser of 25% per annum or the maximum amount permitted by applicable law. The Company issued the investor 807 restricted shares of common stock as additional consideration for the purchase of the June Convertible Note, deemed earned in full as of the closing date. Following an Event of Default, the holder may elect to convert outstanding principal, accrued interest, and applicable penalties into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock during the twenty (20) trading days immediately preceding the delivery of a conversion notice, subject to a 4.99% beneficial ownership limitation. Upon the occurrence of an Event of Default, amounts outstanding become due at 150% of outstanding principal plus accrued interest and fees. The June Convertible Note and the related Securities Purchase Agreement contain a most-favored-nation provision in favor of the investor, restrictions on the incurrence of additional indebtedness and on the disposition of assets outside the ordinary course of business without the holder’s consent, and cross-default provisions. The June Convertible Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On June 10, 2026, the Company entered into a Securities Purchase Agreement with an institutional accredited investor and issued a convertible promissory note (the “June 10 Note”) in the original principal amount of $227,150, including an original issue discount of $20,650, for a purchase price of $206,500. The investor withheld $4,000 from the purchase price to cover legal fees and $2,500 to cover due diligence costs, resulting in net proceeds to the Company of $200,000. The June 10 Note carries a one-time interest charge of 10% applied to the principal amount on the issuance date, equal to $22,715, which is guaranteed and fully earned as of the issuance date, and matures twelve months from issuance, on June 10, 2027. In addition to all other payment obligations, the Company is required to make seven amortization payments in cash, consisting of six monthly payments of $35,695 commencing December 10, 2026 and a final payment of all remaining outstanding amounts on June 10, 2027; each amortization payment is applied first to accrued and unpaid interest and then to outstanding principal. The Company issued the investor 4,000 restricted shares of common stock as commitment shares, deemed earned in full as of the closing date. The June 10 Note becomes convertible at the holder’s election on the earlier of (i) the occurrence of an Event of Default, (ii) the Company’s failure to pay an amortization payment when due, and (iii) the date that is 180 calendar days after the issuance date, at a conversion price equal to 75% of the lowest closing bid price of the common stock during the fifteen trading days immediately preceding the applicable conversion date, subject to a 4.99% beneficial ownership limitation that the holder may increase to not more than 9.99% upon 61 days’ prior written notice. The Company is required to reserve for issuance the greater of 500,000 shares of common stock and three times the number of shares issuable upon full conversion of the June 10 Note. The June 10 Note is an unsecured obligation of the Company and may be prepaid only during the first 180 days following issuance, at 95% to 98% of the principal and accrued interest then outstanding depending on the date of prepayment. Amounts not paid when due bear interest at the lesser of 22% per annum and the maximum rate permitted by law, and upon an Event of Default amounts outstanding become due at 150% of the then-outstanding principal and accrued interest. The June 10 Note and the related Securities Purchase Agreement contain a most-favored-nation provision, a prohibition on the Company entering into any transaction structured under Section 3(a)(10) of the Securities Act, a right of prior notice with respect to subsequent placements of debt or equity securities, a covenant requiring the Company to obtain directors’ and officers’ liability insurance within 60 days of closing, and a provision entitling the holder, at its election, to require the Company to apply up to 25% of the cash proceeds of certain future financings and asset sales to repayment of the June 10 Note. The June 10 Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Proceeds were applied to working capital and general corporate purposes.

Subsequent to June 30, 2026, the Company issued six additional notes, the material terms of which are summarized below.

On July 1, 2026, the Company closed one convertible note financing with an unaffiliated institutional accredited investors, with face principal of $150,000 and a purchase price of $135,000. The note is accompanied by the issuance 2,000 of commitment shares. Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 1, 2026, the Company issued two convertible promissory notes (each, a “July 1 Note” and together, the “July 1 Notes”) to two separate accredited investors, each in the aggregate principal amount of $122,222, including an original issue discount of $12,222, for a purchase price of $110,000, and each on substantially identical terms. In the aggregate, the July 1 Notes have a principal amount of $244,444, including aggregate original issue discount of $24,444, for an aggregate purchase price of $220,000. In each case the investor withheld $5,000 from the purchase price to cover legal fees, resulting in net proceeds to the Company of $105,000 per note and $210,000 in the aggregate. Each July 1 Note bears interest at 12% per annum from the issuance date and matures on July 1, 2027. Accrued interest is payable in shares of the Company’s common stock rather than in cash. Each July 1 Note is convertible at the holder’s election at any time following the six-month anniversary of the issuance date at a conversion price equal to 65% of the lowest trading price of the common stock during the fifteen trading days immediately preceding the applicable conversion date, subject to a 4.99% beneficial ownership limitation that the holder may increase to not more than 9.9% upon 60 days’ prior written notice. If the common stock becomes subject to a deposit chill at The Depository Trust Company, the conversion price is reduced to 55% of the lowest trading price during the same measurement period for so long as the chill remains in effect. The Company may prepay a July 1 Note prior to the 180th day following issuance at premiums ranging from 105% to 140% of principal plus accrued interest depending on the date of prepayment, and may not prepay thereafter. The Company is required to reserve 169,669 shares of common stock for issuance upon conversion of each July 1 Note, or 339,338 shares in the aggregate. Upon an Event of Default, interest accrues at 24% per annum and the conversion price is reduced to 50% of the lowest trading price during the applicable measurement period. Events of Default under each July 1 Note include the failure of the common stock to maintain a bid price in the market on which it trades, the penalty for which is an increase in the then-outstanding principal amount by 20%, delinquency in the Company’s periodic report filings with the Securities and Exchange Commission, which after the six-month anniversary of the note entitles the holder to use the lowest closing bid price during the delinquency period as the base price for subsequent conversions, and a change in a majority of the members of the Board of Directors serving as of the issuance date. The related securities purchase agreements contain a most-favored-nation provision in favor of each investor. Each July 1 Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On July 9, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor and issued a convertible promissory note (the “July 9 Note”) in the aggregate principal amount of $90,000, including an original issue discount of $8,000, for a purchase price of $82,000. The investor withheld $2,000 from the purchase price to cover legal fees, resulting in net proceeds to the Company of $80,000. The July 9 Note carries a one-time guaranteed interest charge of 14%, equal to $12,600, which is fully earned as of the issuance date and added to the principal balance, resulting in a total repayment obligation of $102,600 due on July 9, 2027. Repayment is structured through six installments of $17,100 commencing on the 180th day following issuance and continuing at thirty-day intervals thereafter, with any remaining balance due on the maturity date. The Company issued the investor 525 restricted shares of common stock as commitment shares, deemed earned in full as of the closing date. The July 9 Note becomes convertible at the holder’s election only following an Event of Default, at a fixed conversion price of $10.00 per share or, at the holder’s election following an uncured Event of Default, at 75% of the lowest trading price of the common stock during the ten trading days immediately preceding the applicable conversion date, in each case subject to a 4.99% beneficial ownership limitation. The Company is required to reserve 53,700 shares of common stock for issuance upon conversion. Amounts not paid when due bear interest at the lesser of 24% per annum and the maximum rate permitted by law, and upon an Event of Default amounts outstanding become due at 150% of the then-outstanding principal and accrued interest. The July 9 Note and the related Securities Purchase Agreement contain a most-favored-nation provision in favor of the investor, restrictions on the incurrence of additional indebtedness and on the disposition of assets outside the ordinary course of business without the holder’s consent, and cross-default provisions. The July 9 Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On July 18, 2026, the Company issued a promissory note (the “July 18 Note”) to an institutional accredited investor in the aggregate principal amount of $150,000, including an original issue discount of $15,000, for a purchase price of $135,000. The July 18 Note carries a one-time interest charge of 12% applied to the principal amount on the issuance date, equal to $18,000, which is guaranteed and fully earned as of the issuance date, resulting in a total repayment obligation of $168,000 due on July 18, 2027. In addition to all other payment obligations, the Company is required to make eight amortization payments in cash, consisting of six payments of $24,000 commencing 140 calendar days after the closing date and continuing at thirty-day intervals thereafter, a seventh payment of $23,000, and a final payment of all remaining outstanding amounts on July 18, 2027; each amortization payment is applied first to accrued and unpaid interest and then to outstanding principal. The July 18 Note becomes convertible at the holder’s election on the earlier of the occurrence of an Event of Default and the Company’s failure to pay an amortization payment when due, at a conversion price equal to 65% of the lowest traded price of the common stock during the fifteen trading days immediately preceding the applicable conversion date, subject to a 4.99% beneficial ownership limitation. The Company is required to reserve for issuance the greater of 1,000,000 shares of common stock and three times the number of shares issuable upon full conversion of the July 18 Note. The July 18 Note is an unsecured obligation of the Company and may be prepaid upon three trading days’ prior written notice at 100% of the principal and accrued interest then outstanding plus a $750 administrative fee, during which notice period the holder may instead elect to convert. Amounts not paid when due bear interest at the lesser of 22% per annum and the maximum rate permitted by law, and upon an Event of Default amounts outstanding become due at 150% of the then-outstanding principal and accrued interest. Events of Default under the July 18 Note include the Company’s failure to maintain a market capitalization of at least $10,000,000 on any trading day, the suspension or halting of trading in the common stock or its failure to be quoted or listed on a principal market, and cross-defaults with other indebtedness of the Company. The July 18 Note and the related Securities Purchase Agreement contain a most-favored-nation provision, a dilutive issuance adjustment to the conversion price, a prohibition on the Company entering into any transaction structured under Section 3(a)(10) of the Securities Act, restrictions on affiliate transactions and asset dispositions, and a provision entitling the holder, at its election, to require the Company to apply up to 50% of the cash proceeds of any public offering of securities or sale of assets to repayment of the July 18 Note. The July 18 Note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds were applied to working capital and general corporate purposes.

On August 17, 2026, the Company issued an unsecured convertible promissory note to an institutional accredited investor in the principal amount of $250,000, for a purchase price of $225,000, reflecting an original issue discount of $25,000. After $11,000 of legal and due diligence costs withheld by the investor, net proceeds to the Company were approximately $214,000. The note bears interest at 10% per annum, with the first twelve months of interest, equal to $25,000, guaranteed and earned upon issuance, and matures on August 17, 2027. Repayment is structured through six monthly amortization payments of approximately $39,000 commencing 180 days after closing, with the remaining balance due at maturity. Following an Event of Default or missed amortization payment, the holder may convert outstanding amounts into shares of the Company’s common stock at 75% of the lowest traded price during the fifteen trading days preceding conversion, subject to a 4.99% beneficial ownership limitation. The note was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D. Proceeds are to be used for business development and general working capital.

The Company is evaluating the accounting for the July 1 Notes, the July 9 Note and the July 18 Note, including whether the conversion features embedded in each note require bifurcation and separate measurement as derivative liabilities under ASC 815, and the amount and amortization of the related debt discounts. See Note 15: Subsequent Events.

Purchase Order Financing Advance

On April 8, 2026, the Company’s wholly owned subsidiary, Keen Labs Operations, Inc., received an additional advance under the previously disclosed factoring and security agreement (as amended) with its lender. Pursuant to a supplier letter agreement among the lender, Keen Labs Operations, Inc., and a third party vendor, the lender remitted approximately $134,000 directly to the vendor representing the balance due on an approved purchase order, net of a deposit previously paid by Keen Labs Operations, Inc. and a warranty holdback payable upon delivery and acceptance of the goods.

The advance is governed by the existing terms of the facility, with charges accruing at 1.625% per 15 day period from the date of advance until the related invoice is verified and funded. The obligation is secured by substantially all assets of the applicable obligors under the facility’s cross collateralization and cross default provisions and is guaranteed by the Company.

On August 6, 2026, Keen Labs Operations, Inc. received two additional advances under the same facility with the same lender. The advances were remitted directly to the manufacturer representing final payments due on two separate approved purchase orders, in the amounts of approximately $179,000 and $142,000, respectively. Charges on these advances accrue at 1.55% for the initial 30 day period, plus 0.55% for each 10 day period thereafter, from the date of advance until the related invoices are verified and funded. These advances are secured and guaranteed on the same basis as the facility’s existing terms described above.

Conversion Activity Under SEPA Convertible Promissory Note

On April 21, 2026, the holder of the Company’s outstanding convertible promissory note dated December 17, 2024 (issued in connection with the Company’s previously disclosed Standby Equity Purchase Agreement) submitted a conversion notice with respect to a portion of the outstanding balance under such note. Pursuant to the conversion, $190,000 of outstanding principal and $5,000 of accrued interest, representing a total conversion amount of $195,000, were converted into 35,000 shares of the Company’s common stock and delivered to the holder’s designated brokerage account. Following this conversion, the remaining outstanding principal balance under the note was approximately $800,000.

On May 5, 2026, the holder submitted an additional conversion notice with respect to a further portion of the outstanding balance under the same note. Pursuant to the conversion, $201,135 of outstanding principal and $2,169 of accrued interest, representing a total conversion amount of $203,304.35, were converted into 37,931 shares of the Company’s common stock and delivered to the holder’s designated brokerage account. Following this conversion, the remaining outstanding principal balance under the note is $600,000.

The shares issued in each of the foregoing conversions were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as conversions of an existing security of the same issuer without additional consideration.

Settlement of DeliveryCircle, LLC Earn-Out

On April 23, 2026, the Company entered into a settlement and termination agreement with the seller and former chief executive officer of the Company’s DeliveryCircle, LLC subsidiary to fully and finally resolve all obligations under the contingent earn-out arrangement for the measurement year of 2024 and 2025 entered into in connection with the Company’s prior acquisition of DeliveryCircle, LLC. The agreement extinguished the Company’s accrued earn-out obligations for the 2024 and 2025 measurement periods in full, resulting in a gain on extinguishment of approximately $167,162 in accordance with ASC 405-20, Liabilities—Extinguishments of Liabilities. As of June 30, 2026, $206,000 is outstanding payable to Seller.

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

Key Operating and Financial Metrics and Outlook

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe the operating and financial metrics presented below are useful in evaluating our operating performance, as they are similar to measures by our public competitors and are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures, which exclude the results of discontinued operations, are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net (loss) income or net (loss) income margin, respectively, calculated in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation of these non-GAAP measures to the most comparable GAAP measures.

The following table sets forth these metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$9,794,419	$7,885,201	$17,439,822	$16,139,557
Gross profit	2,804,052	2,880,754	4,668,659	5,806,195
Gross margin
Contribution profit	2,663,391	2,705,709	4,388,722	5,533,823
Contribution margin	27%	34%	25%	34%
Loss from operations before taxes	(1,176,913)	(6,893,935)	(7,406,172)	(13,763,331)
Net loss	(1,167,946)	(7,029,158)	(7,681,029)	(13,939,625)
Adjusted EBITDA	(2,775,543)	(3,365,436)	(5,492,425)	(6,477,644)
Adjusted EBITDA margin	(28)%	(43)%	(31)%	(40)%

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and, income tax expense, depreciation and amortization, loss (gain) on change in fair value of financial instruments, stock based compensation, loss (gain) on extinguishment of debt and payable, loss on disposal of business, and transaction and integration related expenses. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. See “— Non-GAAP Financial Measures” for a reconciliation of GAAP net loss to Adjusted EBITDA and Adjusted EBITDA Margin.

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

The following table provides a reconciliation of gross profit to contribution profit from continuing operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$9,794,419	$7,885,201	$17,439,822	$16,139,557
Cost of revenues	6,990,367	5,004,447	12,771,163	10,333,362
Total gross profit	$2,804,052	$2,880,754	$4,668,659	$5,806,195

Adjustments:
Depreciation and amortization	140,661	175,045	279,937	272,372
Commissions expense	—	—	—	—
Total contribution profit	$2,663,391	$2,705,709	$4,388,722	$5,533,823

Gross margin	29%	37%	27%	36%
Contribution margin	27%	34%	25%	34%

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest and, income tax expense, depreciation and amortization, loss (gain) on change in fair value of financial instruments, stock based compensation, loss (gain) on extinguishment of debt and payable, loss on disposal of business, and transaction and integration related expenses. We utilize Adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net (loss) income calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues. The adjusted EBIDTA excludes gain from discontinued operations for all periods presented.

The following table provides a reconciliation of net (loss) income from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$9,794,419	$7,885,201	$17,439,822	$16,139,557

GAAP net loss	(1,176,913)	(6,893,935)	(7,406,172)	(13,763,331)

Interest expense	844,128	85,757	1,348,196	573,076
Depreciation and amortization	140,661	175,045	279,937	272,372
Loss on issuance of financial instruments	36,100	—	72,600	—
Loss (gain) on extinguishment of debt and vendor payable	28,029	825,067	28,029	3,331,474
Change in fair value of convertible debt	442,573	510,577	546,811	830,272
Gain on extinguishment of debt	(48,321)	—	(48,321)	—
Gain on settlement of contingent consideration	(167,162)	—	(167,162)	—
Change in fair value of derivative liabilities	(18,975)	510,661	39,313	544,209
Loss (gain) on forward purchase agreement modification	—	—	—	971,000
Loss (gain) on disposal of business	—	—	2,908,964	—
Equity in earnings of equity method investee	(426,941)	—	(708,464)	—
Change in fair value of investment in equity securities	(2,312,820)	—	(2,312,820)	—
Change in fair value on 3(a)(10) Settlement Agreement (Note 9)	(19,000)	1,335,928	34,000	925,677
Other (income) expense, net	(96,902)	85,464	(107,336)	(162,393)
Adjusted EBITDA	$(2,775,543)	$(3,365,436)	$(5,492,425)	$(6,477,644)

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

Reportable Segments

ConnectM’s reportable operating segments are as follows:

●	Owned Service Network focuses on the deployment of modern energy economy solutions into enterprises, infrastructure providers, and homes and businesses by providing installation and maintenance services for electrified heating and cooling solutions and distributed energy solutions (including solar and battery). The installed equipment is connected to the Company’s tech platform to ensure peak performance and efficiency of the equipment as well as allowing the Company to remotely monitor maintenance needs. During the three months ended June 30, 2026, the Company continued to streamline certain HVAC, solar, and other home service operations within the Owned Service Network segment as the Company shifted its strategy toward product-led and technology-enabled offerings.
●	Managed Solutions provides a selection of servicing offerings that customers can select, including human resources management, procurement services, omnichannel marketing and lead generation, and access to short-term working capital loans. The Company terminated its last remaining managed service agreement in April 2026, and this segment is expected to be eliminated as a reportable segment beginning in the third quarter of 2026.
●	Keen Labs segment focuses on the development of AI, control, and energy intelligence platforms that underpin the Company’s modern energy economy solutions, conducted primarily through Keen Labs Operations, Inc. The segment’s portfolio includes industrial IoT hardware, the Hi-C™ line of hybrid energy storage systems, the Hi-E™ line of lithium iron phosphate long-duration and virtual power plant (“VPP”)-enabling storage systems, smart heat pumps, and connected vehicle technologies, each integrated through the segment’s software platform to optimize performance across fleets, facilities, and distributed energy assets. The segment also conducts the Company’s U.S. wholesale procurement and distribution of solar panels, inverters, batteries, and related balance-of-system components to installation partners under VPP kit supply arrangements. During the three and six months ended June 30, 2026, product sales to Sun Solar, LLC under the Keen Labs MSA contributed approximately $1,966,000 and $3,816,000 of segment revenue respectively. The Keen Labs segment is not included in the Blue Cloud Transaction and is expected to remain a core continuing operations segment of the Company.
●	Logistics focuses on the facilitation of business-to-business transportation of commercial and other heavy goods using the Company’s last-mile delivery platform and software, operated through the Company’s DeliveryCircle, LLC subsidiary. The Logistics segment is not included in the Blue Cloud Transaction and is expected to remain a core continuing operations segment of the Company.
●	Other segment - Comprises corporate-level operations and the Company’s HKA subsidiary, this segment generated de minimis revenue during the periods presented, consisting of less than $200,000 from HKA.

Key Components of Our Results of Operations

Revenue

ConnectM’s revenue is derived from contracts with customers and is recognized in accordance with ASC 606, comprising (i) installation and maintenance services for solar energy systems and HVAC solutions across customers, (ii) logistics and delivery services, (iii) product sales of hardware with embedded software to OEMs and wholesale distribution of heat pump equipment and smart controls through national distribution partners, (iv) software subscription services providing access to the Company’s IIoT platform, (v) managed solutions including HR, procurement, marketing and lead generation services, (vi) distributed energy and renewables services in India, including EPC activities, sale of electricity under power purchase agreements, and ongoing energy management (vii) Keen Labs platform offerings, including industrial IoT hardware, energy storage systems, smart heat pumps, connected vehicle technologies, the wholesale procurement and distribution of solar energy equipment and balance-of-system components to U.S. installation partners and (viii) HKA provides specialized engineering, logistics support, technical documentation and lifecycle support services primarily to the U.S. Department of Defense and defense industry customers. We fulfill obligations and recognize revenue under a contract with a customer by transferring products and services in exchange for consideration from the customer. Payments received or consideration billed in advance are recorded as deferred revenue.

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

Loss on impairment of intangible assets

Loss on impairment of intangible assets consist of non-cash charges recognized when the carrying value of certain intangible assets exceeds their recoverable amount. The Company performs impairment assessments whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The recognition of such losses reflects management’s ongoing evaluation of the continued utility and value of acquired intangibles in the context of the Company’s evolving operations and strategic priorities.

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

Results of Operations

The following table summarizes our financial results for the period indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%

Revenues	$9,794,419	$7,885,201	$1,909,218	24%
Costs and expenses:
Cost of revenues	6,990,367	5,004,447	1,985,920	40%
Gross profit	2,804,052	2,880,754	(76,702)	(3)%
Selling, general and administrative expenses	5,397,640	6,421,235	(1,023,595)	(16)%
Loss on impairment of intangible assets	322,616	—	322,616	100%
Loss from operations	(2,916,204)	(3,540,481)	624,277	(18)%
Total other income (expense), net	1,739,291	(3,353,454)	5,092,745	(152)%
Net loss from operations before income taxes	$(1,176,913)	$(6,893,935)	$5,717,022	(83)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenues	$17,439,822	$16,139,557	$1,300,265	8%
Costs and expenses:
Cost of revenues	12,771,163	10,333,362	2,437,801	24%
Gross profit	4,668,659	5,806,195	(1,137,536)	(20)%
Selling, general and administrative expenses	10,118,405	12,556,211	(2,437,806)	(19)%
Loss on impairment of intangible assets	322,616	—	322,616	100%
Loss from operations	(5,772,362)	(6,750,016)	977,654	(15)%
Total other expense, net	(1,633,810)	(7,013,315)	5,379,505	(77)%
Net loss from operations before income taxes	$(7,406,172)	$(13,763,331)	$6,357,159	(46)%

Revenues

Revenue increased approximately $1,909,000, or 24%, to approximately $9,794,000 for the three months ended June 30, 2026 from approximately $7,885,000 for the three months ended June 30, 2025. The increase was primarily attributable to the Company’s Logistics and Keen Labs segments, which generated revenue of $3,626,992 and $3,854,734, respectively, for the three months ended June 30, 2026 and together represented approximately 76% of total revenue, partially offset by continued declines in the Owned Service Network and Managed Solutions segments, reflecting the Company’s rationalization of certain HVAC, solar, and other home service operations, including the divestiture of Green Energy Gains and the wind-down of Blue Sky Electric, Inc., both completed in the first quarter of 2026, and the termination of the AC Authority MSA during the second quarter of 2026.

Revenue increased approximately $1,300,000, or 8%, to approximately $17,440,000 for the six months ended June 30, 2026 from approximately $16,140,000 for the six months ended June 30, 2025. The increase was primarily attributable to the Company’s Logistics and Keen Labs segments, which generated revenue of $6,738,332 and $5,704,660, respectively, for the six months ended June 30, 2026 and together represented approximately 71% of total revenue, partially offset by continued declines in the Owned Service Network and Managed Solutions segments, reflecting the Company’s rationalization of certain HVAC, solar, and other home service operations, including the divestiture of Green Energy Gains and the wind-down of Blue Sky Electric, Inc., both completed in the first quarter of 2026, and the termination of the AC Authority MSA during the second quarter of 2026. The smaller increase on a six-month basis, relative to the 24% increase for the quarter alone, reflects the sequential acceleration of revenue in the Logistics and Keen Labs segments during the second quarter relative to the first.

Cost of Revenues and Gross Profit

Cost of revenues increased approximately $1,986,000, or 40%, to approximately $6,990,000 for the three months ended June 30, 2026 from approximately $5,004,000 for the three months ended June 30, 2025. The increase was primarily attributable to cost of revenue in the Company’s Logistics and Keen Labs segments, of $2,823,815 and $2,700,005, respectively, for the three months ended June 30, 2026, partially offset by reduced costs in the Owned Service Network segment resulting from divestitures and wind-downs amid the Company’s ongoing segment rationalization. Gross profit for the three months ended June 30, 2026 was approximately $2,804,000, representing a gross margin of 28.6%, compared to approximately $2,881,000 and 36.5% for the three months ended June

30, 2025. The decline in gross margin percentage reflects the revenue mix shift toward the Company’s Logistics and Keen Labs segments, which generated gross margins of approximately 22.1% and 30.0%, respectively, for the three months ended June 30, 2026, below the approximately 37.0% margin generated by the Owned Service Network segment, together with the continued wind-down of higher-margin Owned Service Network revenue that was unprofitable at the operating level. Both the Logistics and Keen Labs segments generated positive income from operations for the three months ended June 30, 2026, consistent with the Company’s continued strategic focus on segments that contribute positively to operating results despite lower gross margins.

Cost of revenues increased approximately $2,438,000, or 24%, to approximately $12,771,000 for the six months ended June 30, 2026 from approximately $10,333,000 for the six months ended June 30, 2025. The increase was primarily attributable to cost of revenue in the Company’s Logistics and Keen Labs segments, of $5,250,912 and $3,907,269, respectively, for the six months ended June 30, 2026, partially offset by reduced costs in the Owned Service Network segment resulting from divestitures and wind-downs amid the Company’s ongoing segment rationalization. Gross profit for the six months ended June 30, 2026 was approximately $4,669,000, representing a gross margin of 26.8%, compared to approximately $5,806,000 and 36.0% for the six months ended June 30, 2025. The decline in gross margin percentage reflects the revenue mix shift toward the Company’s Logistics and Keen Labs segments, which generated gross margins of approximately 22.1% and 31.5%, respectively, for the six months ended June 30, 2026, below the approximately 26.9% margin generated by the Owned Service Network segment for the same period. Both the Logistics and Keen Labs segments generated positive income from operations for the six months ended June 30, 2026, consistent with the Company’s continued strategic focus on segments that contribute positively to operating results despite lower gross margins.

Selling, General and Administrative expenses

Selling, general and administrative expenses decreased approximately $1,024,000, or 16%, to approximately $5,398,000 for the three months ended June 30, 2026 from approximately $6,421,000 for the three months ended June 30, 2025. The decrease reflects the Company’s continued cost rationalization efforts, including the wind-down and divestiture of certain Owned Service Network entities and tighter management of corporate overhead, partially offset by selling, general and administrative expenses associated with the Company’s Logistics and Keen Labs segments of $514,521 and $960,322, respectively, for the three months ended June 30, 2026. As a percentage of revenue, SG&A expenses improved from 81.4% in the prior-year quarter to 55.1% for the three months ended June 30, 2026, reflecting both the lower expense base and higher revenue in the current quarter.

Selling, general and administrative expenses decreased approximately $2,438,000, or 19%, to approximately $10,118,000 for the six months ended June 30, 2026 from approximately $12,556,000 for the six months ended June 30, 2025. The decrease reflects the Company’s continued cost rationalization efforts, including the wind-down and divestiture of certain Owned Service Network entities and tighter management of corporate overhead, partially offset by selling, general and administrative expenses associated with the Company’s Logistics and Keen Labs segments of $1,175,854 and $1,613,470, respectively, for the six months ended June 30, 2026. As a percentage of revenue, SG&A expenses improved from 77.8% in the prior-year period to 58.0% for the six months ended June 30, 2026.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2026	2025	$	%
Interest expense	$(844,128)	$(85,757)	$(758,371)	884%
Loss on issuance of financial instruments	(36,100)	—	(36,100)	(100)
Gain (loss) on extinguishment of debt and vendor payable	(28,029)	(825,067)	797,038	(97)
Change in fair value of convertible debt	(442,573)	(510,577)	68,004	(13)
Gain on extinguishment of debt	48,321	—	48,321	—
Change in fair value of derivative liabilities	18,975	(510,661)	529,636	(104)
Gain on settlement of contingent consideration	167,162	—	167,162	100
Change in fair value on Section 3(a)(10) Settlement Agreement (Note 9)	19,000	(1,335,928)	1,354,928	(101)
Loss on disposal of business	—	—	—	—
Equity in earnings of equity method investee	426,941	—	426,941	100
Change in fair value of investment in equity securities	2,312,820	—	2,312,820	100
Other income (expense), net	96,902	(85,464)	182,366	(213)
Total other income (expense), net	$1,739,291	$(3,353,454)	$5,092,745	(152)%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Interest expense	$(1,348,196)	$(573,076)	$(775,120)	135%
Loss on issuance of financial instruments	(72,600)	—	(72,600)	(100)
Gain (loss) on extinguishment of debt and vendor payable	(28,029)	(3,331,474)	3,303,445	(99)
Change in fair value of convertible debt	(546,811)	(830,272)	283,461	(34)
Gain on extinguishment of debt	48,321	—	48,321	100
Change in fair value of derivative liabilities	(39,313)	(544,209)	504,896	(93)
Gain on settlement of contingent consideration	167,162	—	167,162	100
Change in fair value of forward purchase agreement	—	(971,000)	971,000	(100)
Change in fair value on Section 3(a)(10) Settlement Agreement (Note 9)	(34,000)	(925,677)	891,677	(96)
Loss on disposal of business	(2,908,964)	—	(2,908,964)	(100)
Equity in earnings of equity method investee	708,464	—	708,464	100
Change in fair value of investment in equity securities	2,312,820	—	2,312,820	100
Other income (expense), net	107,336	162,393	(55,057)	(34)
Total other expense, net	$(1,633,810)	$(7,013,315)	$5,379,505	(77)%

Total other income (expense), net was income of approximately $1,739,000 for the three months ended June 30, 2026, compared to expense of approximately $3,353,000 for the three months ended June 30, 2025, an improvement of approximately $5,093,000. The improvement was primarily driven by change in fair value of investment in equity securities of approximately $2,313,000, following the closing of the Blue Cloud Transaction on June 17, 2026, and equity in earnings of equity method investee of approximately $427,000 from the Company’s 40% interest in Sun Solar, LLC, neither of which had a comparable contribution in the prior-year quarter.

The remaining change reflected several offsetting movements within the Company’s debt and liability-related items. Favorable movements included an approximately $1,374,000 swing in the change in fair value on the Section 3(a)(10) Settlement Agreement (see Note 9), approximately $797,000 improvement in the gain/(loss) on extinguishment of debt and vendor payable, approximately $530,000 improvement in the change in fair value of derivative liabilities, approximately $182,000 improvement in other income (expense), net, approximately $167,000 gain on settlement of contingent consideration, gain on extinguishment of debt by approximately $48,000 and approximately $68,000 improvement in the change in fair value of convertible debt. These were partially offset by approximately $758,000 increase in interest expense to approximately $844,000, reflecting increased borrowings during the period, and a new approximately $36,100 loss on issuance of financial instruments.

Total other expense, net was approximately $1,634,000 for the six months ended June 30, 2026, a decrease of approximately $5,379,000, or 78%, from approximately $7,013,000 for the six months ended June 30, 2025. The decrease was primarily driven by a $3,303,000 improvement in the gain/(loss) on extinguishment of debt and vendor payable, and change in fair value of investment in equity securities of approximately $2,313,000, following the closing of the Blue Cloud Transaction on June 17, 2026, and equity in earnings of equity method investee of approximately $708,000 from the Company’s 40% interest in Sun Solar, LLC, neither of which had a comparable contribution in the prior-year period. These improvements were substantially offset by a $2,909,000 loss recognized in the first quarter of 2026 on the dispositions of Air Temp Service Co. and Green Energy Gains, included in other income (expense), net (see Note 4, Disposals and Discontinued Operations).

The remaining change reflected the non-recurrence of a $971,000 loss on the change in fair value of the forward purchase agreement, which was no longer outstanding during 2026, together with favorable movements of $892,000 in the change in fair value on the Section 3(a)(10) Settlement Agreement (Note 9), $505,000 in the change in fair value of derivative liabilities, $283,000 in the change in fair value of convertible debt, $167,000 from a gain on settlement of contingent consideration, gain on extinguishment of debt by approximately $48,000 and $55,000 in other income (expense), net. These were partially offset by a $775,000 increase in interest expense to approximately $1,348,000, reflecting increased borrowings during the period, and a new $72,600 loss on issuance of financial instruments.

Result of operations for discontinued operations

Net income from discontinued operations was approximately $13,928,000 for the three months ended June 30, 2026, compared with $2,237,000 for the same period in 2025. The increase was primarily attributable to the $19,054,000 gain on disposal, partially offset by income tax provision of approximately $4,900,000. The 2025 period included a $2,487,000 bargain purchase gain.

Net income from discontinued operations was $13,488,000 for the six months ended June 30, 2026, compared with $2,129,000 for the same period in 2025. The increase was primarily driven by a $19,054,000 gain on disposal in 2026, partially offset by income tax provision of approximately $4,900,000. The 2025 period included a $2,487,000 bargain purchase gain.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2026, the Company had cash and cash equivalents of approximately $2,394,000 and a working capital deficit of approximately $29,761,000, compared to cash and cash equivalents of approximately $2,737,000 as of December 31, 2025. For the six months ended June 30, 2026, the Company incurred a net loss from its continuing operations of approximately $7,406,000 and net cash used in operating activities of approximately $4,586,000, compared to a net loss of approximately $13,763,000 and net cash used in operating activities of approximately $4,311,000 for the six months ended June 30, 2025. These conditions are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date of issuance of these condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses, the ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and the attainment of profitable operations.

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

Cash Flows

The following table summarizes the Company’s cash flows for the period indicated:

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net cash used in operating activities - continuing operations	$(4,586,083)	$(4,310,756)	$(275,327)	6%
Net cash used in investing activities - continuing operations	$(73,136)	$(10,586)	$(62,550)	591%
Net cash provided by financing activities - continuing operations	$4,240,207	$4,371,139	$(130,932)	(3)%

Net cash used in operating activities - continuing operations

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $4,586,000. Net cash used in operating activities consisted of non-cash items principally including: loss on disposal of business of approximately $2,909,000; amortization of debt discount of approximately $730,000; depreciation and amortization of long-lived and intangible assets of approximately $280,000; offset be provision for credit losses of approximately $769,000; the change in fair value of convertible debt of approximately $547,000; the change in fair value of derivative liabilities of approximately $39,000; the change in fair value of the Section 3(a)(10) Settlement Agreement of approximately $34,000; right-of-use asset amortization on operating and finance leases of approximately $37,000 in the aggregate; and loss on issuance of financial instruments of approximately $73,000; offset by the Company’s share of equity in earnings of Sun Solar and Blue Cloud of approximately $3,021,000. Net changes in operating assets and liabilities used cash of approximately $282,000, primarily reflecting an increase in accounts receivable, accounts payable and other current assets and a decrease in prepaid and other payables.

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $4,311,000. Net cash used in operating activities consisted primarily of net loss of approximately $13,763,000 which stem from the increased operating expenses such as heightened legal and administrative costs due to ongoing debt restructuring efforts, alongside inflationary pressures on overhead, which have notably impacted our cash flow despite efforts to streamline operations. This was offset by approximately $7,764,000 of noncash items, primarily related to the loss on extinguishment of debt of approximately $3,331,000, change in fair value measurement of convertible debt of approximately $830,000, change in fair value of forward purchase agreement resulting in a loss of approximately $971,000, depreciation and amortization of long-lived assets and intangible assets of approximately $194,000, and amortization of the Company’s debt discount recorded on its different debt facilities of approximately $105,000. In addition, for the six months ended June 30, 2025, net changes in operating assets and liabilities resulted in cash provided by operating activities of approximately $1,688,000.

Net cash used in investing activities - continuing operations

Net cash used in investing activities for the six months ended June 30, 2026 was approximately $73,000, consisting principally of cash paid for capitalized software development costs of approximately $146,000 and purchases of property and equipment of approximately $3,000, partially offset by proceeds of approximately $50,000 from the sale of property and equipment and cash received from acquisition of HKA of approximately $25,000.

Net cash used in investing activities for the six months ended June 30, 2025 was approximately $11,000. Investing activities primarily included the purchase of capitalized software development costs of approximately $34,000 and sale of property and equipment of approximately $24,000.

Net cash provided by financing activities - continuing operations

Net cash provided by financing activities for the six months ended June 30, 2026 was approximately $4,240,000. Financing activities consisted primarily of proceeds from the issuance of debt of approximately $4,767,000, and proceeds from the issuance of convertible notes of approximately $3,292,000, partially offset by repayments of debt of approximately $1,931,000, repayments on convertible notes of approximately $905,000, proceeds from factoring receivable arrangements of approximately $306,000, and payments on debt issuance cost of approximately $1,238,000.

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $4,371,000. Financing activities consisted primarily of proceeds from the issuance of convertible debt of approximately $3,556,000, issuance of debt of approximately $735,000 and proceeds from stocks subscription agreement of $596,000 offset by repayment of debt of approximately $743,000 and payments on convertible note and finance leases of approximately $124,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of our fiscal quarter ended June 30, 2026. Based on this evaluation, our Chief Executive Officer has concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has recorded a litigation reserve of approximately $1,024,000 in connection with this matter, representing management’s best estimate of the probable loss in accordance with ASC 450, Contingencies. This reserve is included within the contingent consideration liability, and the remaining balance totalling to approximately $1.5 million associated with this matter is reflected within debt and accrued expenses and other current liabilities. Accordingly, the Company believes the aggregate amount is fully recorded in the Company’s condensed consolidated financial statements and does not believe there is a material unrecorded exposure with respect to this matter. The ultimate outcome of the confirmation proceedings, any motion to vacate, and related enforcement proceedings cannot be predicted with certainty. The final resolution of this matter could result in adjustments to the amount reserved, which could be material to the Company’s consolidated financial statements in the period such adjustment is determined.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Between January 1, 2026 and the date of this filing, the Company issued an aggregate of 938,356 shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”), as follows: (i) 70,336 shares issued to directors, officers, advisors, employees, and vendors as equity compensation for services rendered; (ii) 295,044 shares issued to debtholders in connection with debt-to-equity exchanges and conversions of outstanding convertible notes; (iii) 540,074 shares issued as consideration in an acquisition completed during the period; (iv) 22,191 shares issued toward commitment shares pursuant to acquisition of certain convertible notes, and (v) 10,711 shares issued towards adjusting pre-split to post-split allocation required.

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

10.11	Promissory Note, dated April 14, 2026, by and between Global Impx, Inc., a wholly owned subsidiary of ConnectM Technology Solutions, Inc. and AstraBridge Inc.
10.12	Promissory Note, dated April 19, 2026, by and between ConnectM Technology Solutions, Inc. and AstraBridge Inc.
10.13	Promissory Note, dated May 13, 2026, by and between ConnectM Technology Solutions, Inc. and AstraBridge, Inc.
10.14	Bridge Loan Agreement, dated May 15, 2026 by and between ConnectM Technology Solutions, Inc. and AstraBridge, Inc.
10.15	Form of Promissory Note entered into on April 2, and June 12 by and between ConnectM Technology Solutions, Inc. and the investors contained therein.
10.16	Promissory Note, dated April 20, 2026, by and between ConnectM Technology Solutions, Inc. and Vanquish Funding Group, Inc.
10.17	Promissory Note, dated April 28, 2026, by and between ConnectM Technology Solutions, Inc. and Umesh Goradia.
10.18	Promissory Note dated June 1, 2026 by and between ConnectM Technology Solutions, Inc. and Vanquish Funding Group, Inc.
10.19	Promissory Note dated June 10, 2026 by and between ConnectM Technology Solutions, Inc. and Labrys Fund II, L.P.
10.20	Promissory Note dated June 29, 2026 by and between ConnectM Technology Solutions, Inc. and Actus Fund, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ConnectM Technology Solutions, Inc.

Date: August 21, 2026	By:	/s/ Bhaskar Panigrahi
	Name:	Bhaskar Panigrahi
	Title:	Chief Executive Officer
(principal executive officer)

Date: August 21, 2026	By:	/s/ Mahesh Choudhury
	Name:	Mahesh Choudhury
	Title:	Principal Financial Officer
(principal financial officer and principal accounting officer)